Form 10-Q
period 2018-03-31
Cue Biopharma, Inc.
filed 2018-05-14
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

Commission file number: 001-38327

Cue Biopharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3324577
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

21 Erie St. Cambridge, Massachusetts	02139
(Address of Principal Executive Offices)	(Zip Code)

(781) 305-7777

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 9, 2018 the registrant had 20,130,766 shares of Common Stock ($0.001 par value) outstanding.

CUE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Condensed Balance Sheets

(Unaudited in thousands, except share amounts)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$53,102	$63,534
Certificate of deposit	50	50
Research and development contract advances	1,383	852
Prepaid expenses and other current assets	884	403
Deposits, short-term	510	226
Total current assets	55,929	65,065
Property and equipment, net	2,423	1,691
Trademark	175	175
Long-term service contract	23	23
Deposits	776	—
Total assets	$59,326	$66,954
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,166	$1,331
Accrued compensation and related expenses	259	857
Research and development collaboration agreement deferred credit	2,309	2,500
Research and development contract liabilities	341	623
Deferred rent	9	36
Total liabilities	4,084	5,347
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,130,766 and 19,459,194 shares issued and outstanding, at March 31, 2018 and December 31, 2017, respectively	20	19
Common stock to be issued	—	1
Additional paid in capital	95,566	94,408
Accumulated deficit	(40,344)	(32,821)
Total stockholders’ equity	55,242	61,607
Total liabilities and stockholders’ equity	$59,326	$66,954

The accompanying notes are an integral part of these condensed financial statements.

Cue Biopharma, Inc.

Condensed Statements of Operations

(Unaudited in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue	$—	$—
Operating expenses:
General and administrative	1,703	889
Research and development	5,819	2,461
Total operating expenses	7,522	3,350
Loss from operations	(7,522)	(3,350)
Other income (expense):
Other income (expense), net	(1)	—
Total other income (expense)	(1)	—
Net loss	$(7,523)	$(3,350)
Net loss per share basic and diluted	$(0.37)	$(0.31)
Weighted average common shares outstanding, basic and diluted	20,064	10,636

The accompanying notes are an integral part of these condensed financial statements.

Cue Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(7,523)	$(3,350)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	167	67
Stock-based compensation expense	1,158	543
Deferred rent	(27)	(27)
Changes in operating assets and liabilities:
Research and development contract advances	(531)	(423)
Prepaid expenses and other current assets	(481)	(20)
Deposits	(1,060)	(101)
Accounts payable and accrued expenses	(390)	(76)
Accrued compensation and related expenses	(599)	(77)
Research and development contract liabilities	(282)	—
Research and development agreement deferred credits	(191)	—
Net cash used in operating activities	(9,759)	(3,464)
Cash flows from investing activities
Purchases of property and equipment	(673)	(556)
Net cash used in investing activities	(673)	(556)
Net increase (decrease) in cash	(10,432)	(4,020)
Cash at beginning of period	63,534	14,926
Cash at end of period	$53,102	$10,906
Supplemental disclosures of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses	$227	$29
Accrual of deferred offering costs	$—	$76

The accompanying notes are an integral part of these condensed financial statements.

Cue Biopharma, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the three months ended March 31, 2018 and 2017

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2018.

The information presented in the condensed financial statements and related notes as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, is unaudited. The December 31, 2017 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or any future periods.

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations. As of March 31, 2018, the Company had cash and cash equivalents of approximately $53,102,000. Management believes that current cash and cash equivalents on hand at March 31, 2018 should be sufficient to fund operations for at least the next twelve months from the date of issuance of these financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop the Company’s product candidates in order to generate future revenue streams.

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

Restricted Cash

The Company purchased a $50,000 certificate of deposit to collateralize a credit card account with a commercial bank that was classified as short-term restricted cash as of March 31, 2018 and December 31, 2017.

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

Laboratory equipment	5 years
Computer and office equipment	3 years
Furniture and fixtures	3-8 years

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to operations as incurred. For the three months ended March 31, 2018 and 2017, patent expenses were $117,000 and $109,000, respectively. Patent expenses are included in general and administrative expenses in the Company’s statement of operations.

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

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Until the Company has established a trading market for its common stock, estimated volatility is based on the average historical volatilities of comparable public companies in a similar industry. The expected dividend yield is based on the current yield at the grant date; the Company has never declared or paid dividends and has no plans to do so for the foreseeable future. As permitted by Staff Accounting Bulletin No. 107, due to the Company’s lack of trading history and option activity, management utilizes the simplified method to estimate the expected term of options at the date of grant. The exercise price is determined based on the fair value of the Company’s common stock at the date of grant. The Company accounts for forfeitures as they occur in accordance with ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), and reverses previously recognized stock compensation costs in the period that the award is forfeited.

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

At March 31, 2018 and 2017, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
(in thousands)	2018	2017
Common stock warrants	1,252	370
Common stock options	2,757	1,836
Total	4,009	2,206

Recent Accounting Pronouncements and Adopted Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 eliminates transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Entities are able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted the provisions of ASU 2014-09 as of January 1, 2018. As the Company is unlikely to generate any sustainable operating revenues in the next several years, the adoption of ASU 2014-09 did not have any impact on the Company’s financial statement presentation or disclosures.

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation-Stock Compensation (Topic 718); Scope of Modification Accounting (“ASU 2017-09”).  ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. The amendments in this ASU are effective for public entities for fiscal years and interim periods beginning after December 15, 2017. The ASU is applied prospectively on and after the effective date. This standard did not have a material effect on the Company’s financial statements.

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

3.	Property and Equipment

Property and equipment as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Computer and office equipment	$129	$83
Laboratory equipment	3,058	2,205
Furniture and fixtures	10	10
Leasehold improvements	54	54
	3,251	2,352
Less: Accumulated depreciation	(828)	(661)
Total property and equipment, net	$2,423	$1,691

Depreciation expense for the three months ended March 31, 2018 and 2017 was approximately $167,000 and $67,000, respectively. During the three months ended March 31, 2018 and 2017, there were no disposals of property and equipment..

4.	Stock-Based Compensation and Warrants

For stock options requiring an assessment of value during the three months ended March 31, 2018, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

March 31, 2018
Risk-free interest rate	2.43 to 2.62%
Expected dividend yield	0%
Expected volatility	82.0-83.0%
Expected life	3.2 to 7.0 years

A summary of stock option activity for the three months ended March 31, 2018 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2017	2,732	$4.07	5.76
Granted	25	$16.65
Exercised	—	$—
Cancelled	—	$—
Stock options outstanding at March 31, 2018	2,757	$4.18	5.52
Stock options exercisable at March 31, 2018	818	$3.13	4.95

The Company recognized approximately $1,158,000 and $543,000 in stock-based compensation during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, total unrecognized stock-based compensation was approximately $10,219,000, which is expected to be recognized as an operating expense in the Company’s statement of operations through June 2022.

The intrinsic value of exercisable but unexercised in-the-money stock options at March 31, 2018 was approximately $8,941,000, based on a fair value of $14.05 per share on March 29, 2018.

Stock-based compensation for the three months ended March 31, 2018 and 2017 was included in the statement of operations as follows:

	March 31,
(in thousands)	2018	2017
General and administrative	$380	$227
Research and development	778	316
Total	$1,158	$543

The Company had approximately 1,252,000 of outstanding and exercisable common stock warrants at March 31, 2018.  The intrinsic value of exercisable but unexercised in-the-money common stock warrants at March 31, 2018 was approximately $8,323,000 based on a fair value of $14.05 per share on March 29, 2018.

5.	Related Party Transactions

The former interim Chief Financial Officer of the Company, who is also the Chief Financial Officer of MDB, a related party, has been compensated at a rate of $6,000 per month, reflecting an aggregate charge to operations for each of the three months ended March 31, 2018 and 2017 of $18,000.

During 2015, the Company entered into a license agreement, (the “Einstein License”), with the Albert Einstein College of Medicine, (“Einstein”) for certain patent rights (the “Patents”) relating to the Company’s core technology platform for the engineering of biologics to control T-cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T-cell targeting peptides. On July 31, 2017, the Company entered into an amended and restated license agreement which modified certain obligations of the parties under the Einstein License.  For each of the three months ended March 31, 2018 and 2017, the Company incurred approximately $12,500 in fees and expenses to Einstein in relation to this license.

6.	Commitments and Contingencies

Einstein License and Service Agreement

During 2015, the Company entered into a license agreement, (the “Einstein License”), with the Albert Einstein College of Medicine, (Einstein) for certain patent rights (the “Patents”) relating to the Company’s core technology platform for the engineering of biologics to control T-cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T-cell targeting peptides. The Company’s remaining commitments  with respect to this agreement are based on the attainment of future milestones.

Agreements with Catalent

On March 7, 2017, the Company entered into an agreement with Catalent for Catalent to provide services on a sequential milestone basis with respect to the development and manufacture of the Company’s lead drug candidate, CUE-101. The services under the agreement are designed to support the preparation and filing of an Investigational New Drug Application with the United States Food and Drug Administration to allow for the commencement of a Phase 1 clinical trial of CUE-101 in the United States. The Company incurred total direct costs under this agreement aggregating $1.2 million during the three months ended March 31, 2018 and currently estimates that it will incur an additional $3.2 of such costs during the year ended December 31, 2018. Certain of these payments will consist of nonrefundable advance payments for which the Company anticipates receiving the contracted services within 12 months from the date of payment. Management periodically reviews and updates the project’s estimated budget and timeline.

Collaboration Agreement with Merck

On November 14, 2017, the Company entered into an Exclusive Patent License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) for a partnership to research and develop certain of the Company’s proprietary biologics that target certain autoimmune disease indications (the “Initial Indications”). We view this Collaboration Agreement as a component of our development strategy since it will allow us to advance our autoimmune programs in partnership with a world class pharmaceutical company, while also continuing our focus on our more advanced cancer programs. The research program outlined in the Collaboration Agreement entails (1) our research, discovery and development of certain CUE Biologics™ drug candidates up to the point of demonstration of certain biologically relevant effects (“Proof of Mechanism”) and (2) the further development by Merck of the CUE Biologics™ drug candidates that have demonstrated Proof of Mechanism (the

“Proposed Product Candidates”) up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates’ profiles as described in the Collaboration Agreement.

For the purposes of this collaboration, the Company granted to Merck under the Collaboration Agreement an exclusive license under certain of is patent rights, including a sublicense of patent rights licensed from Einstein, to the extent applicable to the specific CUE Biologics™ that are elected to be developed by Merck. From the effective date of the Collaboration Agreement until the earlier of  (i) the first achievement of Proof of Mechanism for a CUE Biologics™ drug candidate or (ii) 18 months after the Company notifies the joint steering committee that the first Product Candidate has been synthesized under the research program, the Company is required to forebear from researching, developing or licensing to a third party rights related to any CUE Biologics™ drug candidate for the treatment of autoimmune diseases other than pursuant to the Collaboration Agreement. In addition, so long as Merck continues product development on a Proposed Product Candidate, the Company is restricted from conducting any development activities within the Initial Indication covered by such Proposed Product Candidate other than pursuant to the Collaboration Agreement. The Company is not required to forbear at any time, however, from developing other CUE Biologics™ for use in therapeutic areas other than autoimmune diseases, e.g., for use in treating cancer or infectious diseases.

In exchange for the licenses and other rights granted to Merck under the Collaboration Agreement, Merck paid to the Company a $2.5 million nonrefundable up-front payment. Additionally, the Company may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, the Company is eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Collaboration Agreement requires the Company to use the first $2.7 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales. For the three months ended March 31, 2018, the Company recorded approximately $191,000 in direct costs to the non-refundable up-front payment.

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

Leased Facilities

On July 29, 2015, the Company entered into an operating lease agreement for its laboratory space for the period from August 1, 2015 through April 30, 2018. The lease contained escalating payments during the lease period. The Company records monthly rent expense on the straight-line basis, equal to the total of the lease payments over the lease term divided by the number of months of the lease term.

On November 14, 2016, the Company entered into an amended lease agreement that provided the Company with additional laboratory space. This amendment was effective beginning December 1, 2016 and expired on April 30, 2018.

On July 30, 2015, the Company entered into an operating lease agreement, as amended, for dedicated vivarium space for the period from August 1, 2015 through March 31, 2018. The operating lease agreement contained an option to increase the amount of space leased for an additional cost.

On January 16, 2018, the Company entered into an amended lease agreement that provided the Company with additional laboratory space. This amendment was effective beginning on January 16, 2018 and expired on April 30, 2018.

On January 18, 2018, the Company entered into an operating lease agreement for its laboratory and office space at 21 Erie St. Cambridge, Massachusetts for the period from May 1, 2018 through April 30, 2021.The lease contains escalating payments during the lease period.  Upon execution of this lease agreement the Company prepaid three months of rent which will be held in escrow and credited against future rents.

Future minimum lease payments under these leases at March 31, 2018 are as follows:

Year	(in thousands)
2018	$2,595
2019	3,752
2020	4,661
2021	1,553
Total	$12,561

Total rent expense, excluding dedicated vivarium space, of approximately $670,000 and $493,000 was included in the statement of operations for the three months ended March 31, 2018 and 2017, respectively.

Legal Contingencies

The Company may be subject to various legal proceedings from time to time as part of its business. As of March 31, 2018, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on March 29, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate,” “strategy,” “future,” “likely” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding anticipated results of our drug development efforts, including study results, our expectations regarding regulatory developments and expected future operating results. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, our limited operating history, limited cash and a history of losses; our ability to achieve profitability; our ability to secure required Food and Drug Administration (“FDA”) or other governmental approvals for our product candidates and the breadth of any approved indication; negative or inconclusive results from our clinical studies or serious and unexpected drug-related side effects or other safety issues experienced by participants in our clinical trials; delays and changes in regulatory requirements, policy and guidelines including potential delays in submitting required regulatory applications to the FDA; our reliance on licensors, collaborations and strategic alliances; our ability to obtain adequate financing to fund our business operations in the future; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our most recently filed Annual Report on Form 10-K and any subsequently filed Quarterly Report(s) on Form 10-Q. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon the Company’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources. For a more complete description of the Company’s significant accounting policies, see Note 2 to the financial statements included in this report.

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

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Until the Company has established a trading market for its common stock, estimated volatility is based on the average historical volatilities of comparable public companies in a similar industry. The expected dividend yield is based on the current yield at the grant date; the Company has never declared or paid dividends and has no plans to do so for the foreseeable future. As permitted by Staff Accounting Bulletin No. 107, due to the Company’s lack of history and option activity, management utilizes the simplified method to estimate the expected term of options at the date of grant. The exercise price is determined based on the fair value of the Company’s common stock at the date of grant.

The Company recognizes the fair value of stock-based compensation in general and administrative expenses and in research and development expenses in the Company’s statement of operations, depending on the type of services provided by the recipient of the equity award. The Company issues new shares of common stock to satisfy stock option exercises.

Recent Accounting Pronouncements and Adopted Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 eliminates transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Entities are able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted the provisions of ASU 2014-09 as of January 1, 2018. As the Company is unlikely to generate any sustainable operating revenues in the next several years, the adoption of ASU 2014-09 did not have any impact on the Company’s financial statement presentation or disclosures.

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation-Stock Compensation (Topic 718); Scope of Modification Accounting (“ASU 2017-09”).  ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. The amendments in this ASU are effective for public entities for fiscal years and interim periods beginning after December 15, 2017. The ASU is applied prospectively on and after the effective date. This standard did not have a material effect on the Company’s financial statements.

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

License Agreement

On January 14, 2015, the Company entered into a license agreement, as amended and restated on July 31, 2017 (the “Einstein License”), with Einstein for certain patent rights (the “Patents”) relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. The Company holds an exclusive worldwide license, with the right to sublicense, import, make, have made, use, provide, offer to sell, and sell all products, processes and services that use the patents covered by the Einstein License, including certain technology received from Einstein related thereto (the “Licensed Products”). Under the Einstein License, the Company is required to:

•	Pay royalties based on certain percentage of proceeds, as defined in the Einstein License, from sales of Licensed Products, including sublicense agreements.
•	Pay escalating annual maintenance fees, which are non-refundable, but are creditable against the amount due to Einstein for royalties.
•	Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. At March 31, 2018, none of these milestones had been achieved by the Company.
•	Incur minimum product development costs per year until the first commercial sale of the first Licensed Product.

The Company was in compliance with its obligations under the Einstein License at March 31, 2018 and 2017.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if the Company fails to meet its obligations thereunder.

The Company accounts for the costs incurred in connection with the Einstein License in accordance with ASC 730, Research and Development. For the quarters ended March 31, 2018, and 2017, costs incurred with respect to the Einstein License aggregated $12,500 for each period. Such costs are included in research and development costs in the statements of operations.

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

Collaboration Agreement with Merck

On November 14, 2017, the Company entered into an Exclusive Patent License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) for a partnership to research and develop certain of the Company’s proprietary biologics that target certain autoimmune disease indications (the “Initial Indications”). We view this Collaboration Agreement as a component of our development strategy since it will allow us to advance our autoimmune programs in partnership with a world class pharmaceutical company, while also continuing our focus on our more advanced cancer programs. The research program outlined in the Collaboration Agreement entails (1) our research, discovery and development of certain CUE Biologics™ drug candidates up to the point of demonstration of certain biologically relevant effects (“Proof of Mechanism”) and (2) the further development by Merck of the CUE Biologics™ drug candidates that have demonstrated Proof of Mechanism (the “Proposed Product Candidates”) up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates’ profiles as described in the Collaboration Agreement.

For the purposes of this collaboration, the Company granted to Merck under the Collaboration Agreement an exclusive license under certain of is patent rights, including a sublicense of patent rights licensed from Einstein, to the extent applicable to the specific CUE Biologics™ that are elected to be developed by Merck. From the effective date of the Collaboration Agreement until the earlier of  (i) the first achievement of Proof of Mechanism for a CUE Biologics™ drug candidate or (ii) 18 months after the Company notifies the joint steering committee that the first Product Candidate has been synthesized under the research program, the Company is required to forebear from researching, developing or licensing to a third party rights related to any CUE Biologics™ drug candidate for the treatment of autoimmune diseases other than pursuant to the Collaboration Agreement. In addition, so long as Merck continues product development on a Proposed Product Candidate, the Company is restricted from conducting any development activities within the Initial Indication covered by such Proposed Product Candidate other than pursuant to the Collaboration Agreement. The Company is not required to forbear at any time, however, from developing other CUE Biologics™ for use in therapeutic areas other than autoimmune diseases, e.g., for use in treating cancer or infectious diseases.

In exchange for the licenses and other rights granted to Merck under the Collaboration Agreement, Merck paid to the Company a $2.5 million nonrefundable up-front payment. Additionally, the Company may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, the Company is eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Collaboration Agreement requires the Company to use the first $2.7 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales. For the three months ended March 31, 2018, the Company recorded approximately $191,000 in direct costs to the non-refundable up-front payment.

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

Three Months Ended March 31, 2018 and 2017

The Company’s statements of operations for the three months ended March 31, 2018 and 2017 as discussed herein are presented below.

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Revenue	$—	$—
Operating expenses:
General and administrative	1,703	889
Research and development	5,819	2,461
Total operating expenses	7,522	3,350
Loss from operations	(7,522)	(3,350)
Other Expense	(1)	—
Net loss	$(7,523)	$(3,350)

General and Administrative

General and administrative expenses totaled approximately $1,703,000 and $889,000 for the three months ended March 31, 2018 and 2017, respectively. This increase of approximately $814,000 was due primarily to the growth of the Company and its activities. We expect our general and administrative expenses to continue to increase as we expand our operations.  General and administrative expenses for the three months ended March 31, 2018 consisted of expenses related to employee and board compensation of approximately $459,000, stock based compensation of $380,000, professional and consulting fees of $346,000, rent of $102,000, depreciation and amortization of $8,000, travel of $110,000, and other expenses of $298,000. General and administrative expenses for the three months ended March 31, 2017 included expenses related to employee and board compensation of $235,000, professional and consulting fees of $173,000, rent of $58,000, depreciation and amortization of $3,000, stock-based compensation of $227,000, travel of $57,000, and other expenses of $136,000.

Research and Development

Research and development expenses totaled approximately $5,819,000 and $2,461,000 for the three months ended March 31, 2018 and 2017, respectively. This increase of approximately $3,358,000 was due primarily to the growth of the Company and its activities. We expect our research and development expenses to continue to increase as we expand our development activities. Research and development expenses for the three months ended March 31, 2018 included expenses related to employee and Scientific and Clinical Advisory Board compensation of approximately $1,169,000, stock-based compensation of $778,000 depreciation and amortization of $159,000, research and laboratory expenses of $2,987,000, rent of $568,000, licensing fees of $36,000, and other expenses of $121,000. Research and development expenses for the three months ended March 31, 2017 included expenses related to employee and Scientific and Clinical Advisory Board compensation of $597,000, depreciation and amortization of $64,000, stock-based compensation of $316,000, research and laboratory expenses of $854,000, rent of $435,000, licensing fees of $29,000, other professional fees of $115,000, and other expenses of $51,000.

Loss from Operations

The Company’s loss from operations was approximately $7,522,000 for the three months ended March 31, 2018, as compared to $3,350,000 for the three months ended March 31, 2017.

Net Loss

As a result of the foregoing, the Company’s net loss was approximately $7,523,000 for the three months ended March 31, 2018, as compared to $3,350,000 for the three months ended March 31, 2017.

Liquidity and Capital Resources

The Company has financed its working capital requirements primarily through private and public offerings of equity securities and cash received in December 2017 from Merck in connection with the Collaboration Agreement. At March 31, 2018, the Company had cash and a certificate of deposit totaling approximately $53,152,000 available to fund the Company’s ongoing business activities. Additional information concerning the Company’s financial condition and results of operations is provided in the financial statements included in this report.

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

The Company believes that its existing cash resources will be sufficient to fund the Company’s projected operating requirements for at least the next 12 months from the issuance of this report based on current operating plans. Until the Company is able to generate sustainable revenues that generate operating profitability and positive operating cash flows, the Company expects to finance its future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. However, there can be no assurances that the Company will be able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund its future operating requirements, if at all. If the Company is unable to obtain sufficient cash resources to fund its operations, the Company may be forced to reduce or discontinue its operations entirely.

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

Operating Activities

During the three months ended March 31, 2018, the Company used cash of approximately $9,759,000 in operating activities, as compared to $3,464,000 in operating activities during the three months ended March 31, 2017. The difference between cash used in operating activities and net loss consisted primarily of depreciation and amortization, stock-based compensation, and changes in operating assets and liabilities and the payment of a $1,074,000 deposit pursuant to the January 18, 2018 lease agreement for laboratory and office space as 21 Erie Street Cambridge, MA.

Investing Activities

During the three months ended March 31, 2018, and 2017 the Company used cash of approximately $673,000 and $556,000, respectively, in investing activities for the purchase of office and laboratory equipment.

Financing Activities

During the three months ended March 31, 2018 and 2017, there was no impact to cash from financing activities.

Principal Commitments

Leased Facilities

On July 29, 2015, the Company entered into an operating lease agreement for its laboratory space for the period from August 1, 2015 through April 30, 2018. The lease contained escalating payments during the lease period. The Company records monthly rent expense on the straight-line basis, equal to the total of the lease payments over the lease term divided by the number of months of the lease term.

On July 30, 2015, the Company entered into an operating lease agreement, as amended, for dedicated vivarium space for the period from August 1, 2015 through March 31, 2018.

On November 14, 2016, June 28, 2017, and January 16, 2018, the Company entered into amendments to the operating lease agreement that each provided the Company with additional laboratory space. These amendments were effective beginning December 1, 2016 and July 1, 2017, and January 16, 2018, respectively, and continued through the expiration of the lease on April 30, 2018.

On January 22, 2018, the Company entered into an operating lease agreement for laboratory space to commence following the expiration of its lease agreement described above with a term continuing until April 30, 2021. The monthly rental rate under the lease agreement is approximately $297,000 for the first 18 months and $388,000 for the remainder of the term. Pursuant to the terms of the lease agreement, the Company prepaid three months of rent payments upon entering into the lease agreement.

Einstein License Agreement and Einstein Service Agreement

During 2015, the Company entered into a license agreement, (the “Einstein License”), with the Albert Einstein College of Medicine, (Einstein) for certain patent rights (the “Patents”) relating to the Company’s core technology platform for the engineering of biologics to control T-cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T-cell targeting peptides. The Company’s remaining commitments  with respect to this agreement are based on the attainment of future milestones.

Agreements with Catalent

On March 7, 2017, the Company entered into an agreement with Catalent for Catalent to provide services on a sequential milestone basis with respect to the development and manufacture of the Company’s lead drug candidate, CUE-101. The services under the agreement are designed to support the preparation and filing of an Investigational New Drug Application with the United States Food and Drug Administration to allow for the commencement of a Phase 1 clinical trial of CUE-101 in the United States. The Company incurred total direct costs under this agreement aggregating $1.2 million during the three months ended March 31, 2018 and currently estimates that it will incur an additional $3.2 million of such costs during the year ended December 31, 2018. Certain of these payments will consist of nonrefundable advance payments for which the Company anticipates receiving the contracted services within 12 months from the date of payment. Management periodically reviews and updates the project’s estimated budget and timeline.

Contractual Commitments and Other Commitments

The following table sets forth the Company’s estimated fixed obligations and commitments to make future payments under existing contracts at March 31, 2018. This table excludes potential milestone and royalty payments due under our Einstein License.

		Payments Due by Period (in thousands)
		Less Than			More Than
Description	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Operating lease obligations	12,561	2,595	9,966	—	—
Total	$12,561	$2,595	$9,966	$—	$—

Off-Balance Sheet Transactions

At March 31, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in their market price. Market risk is inherent in all financial instruments. The primary quantifiable market risk associated with our financial instruments is sensitivity to changes in interest rates. Interest rate risk represents the potential loss from adverse changes in market interest rates. The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. As of March 31, 2018, our portfolio of financial instruments consisted of cash and certificates of deposit. Due to the short term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

Our assets and liabilities are denominated in U.S. dollars. Consequently, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. We do not now, nor do we plan to, use derivative financial instruments for speculative or trading purposes. However, these circumstances might change.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2018, the end of the period covered by this report.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and our principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time.  In evaluating the Company and its business, you should carefully consider the information included in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, and in “Part II, Item1A. Risk Factors” in any subsequently filed Quarterly Report(s) on Form 10-Q.   There have been no material changes to such risk factors as of March 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

As described in the registration statement on Form S-1 we filed in connection with our initial public offering (the “IPO),

pursuant to our license agreement Albert Einstein College of Medicine (“Einstein”) we agreed to issue to Einstein 671,572 shares of common stock in connection with the IPO. Such shares were issued on January 9, 2018. We relied on the exemption provided by

Section 4(a)(2) of the Securities Act to issue such shares inasmuch as the investor is accredited and there is no form of general solicitation or general advertising relating thereto.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
3.1	Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	12/27/17	001-38327
3.2	Amended and Restated Bylaws of the Registrant		S-1	3.5	12/05/17	333-220550
10.1	License Agreement between the Registrant and MIL 21E, LLC dated January 19, 2018		10-K	10.21	03/29/18	001-38327
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Documents	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Documents	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: May 14, 2018	By:	/s/ Daniel R. Passeri

Daniel R. Passeri Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 14, 2018	By:	/s/ Kerri-Ann Millar

Kerri-Ann Millar Vice President, Finance (Principal Financial and Accounting Officer)