Form 10-Q
period 2018-06-30
Cue Biopharma, Inc.
filed 2018-08-13
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 8, 2018 the registrant had 20,133,266 shares of Common Stock ($0.001 par value) outstanding.

CUE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Balance Sheets

(Unaudited in thousands, except share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$45,736	$63,534
Restricted cash, short-term	50	50
Prepaid expenses and other current assets	3,464	1,256
Deposits, short term	—	226
Total current assets	49,250	65,065
Property and equipment, net	2,763	1,691
Deposits	777	—
Trademark	175	175
Restricted cash, long term	150	—
Long-term service contract	—	23
Total assets	$53,114	$66,954
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$546	$1,660
Accrued expenses	1,124	1,151
Research and development contract liability, current portion	1,218	2,500
Deferred rent	75	36
Total current liabilities	2,963	5,347
Research and development contract liability, net of current portion	919	—
Total liabilities	3,882	$39,231

Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,130,766 and 19,459,194 shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	20	19
Common stock to be issued	—	1
Additional paid in capital	96,841	94,408
Accumulated deficit	(47,629)	(32,821)
Total stockholders’ equity	49,232	61,607
Total liabilities and stockholders’ equity	$53,114	$66,954

The accompanying notes are an integral part of these financial statements.

Cue Biopharma, Inc.

Statements of Operations

(Unaudited in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Collaboration revenue	$172	$—	$363	$—
Operating expenses:
General and administrative	2,230	996	3,933	1,884
Research and development	5,414	3,417	11,409	5,879
Total operating expenses	7,644	4,413	15,342	7,763
Loss from operations	(7,472)	(4,413)	(14,979)	(7,763)
Other income (expense):
Interest income	170	-	170	-
Other income (expense), net	2	-	1	-
Total other income (expense)	172	-	171	-
Net loss	$(7,300)	$(4,413)	$(14,808)	$(7,763)
Net loss per share basic and diluted	$(0.36)	$(0.41)	$(0.74)	$(0.73)
Weighted average common shares outstanding, basic and diluted	20,130,766	10,635,684	20,100,918	10,635,684

The accompanying notes are an integral part of these financial statements.

Cue Biopharma, Inc.

Statements of Cash Flows

(Unaudited in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(14,808)	$(7,763)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	362	169
Stock-based compensation expense	2,433	1,250
Deferred rent	39	(55)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,185)	(492)
Deposits	(551)	(101)
Accounts payable	(1,115)	217
Accrued expenses	(27)	155
Research and development contract liability	(363)	—
Net cash used in operating activities	(16,215)	(6,620)
Cash flows from investing activities
Purchases of property and equipment	(1,433)	(803)
Acquisition of trademark	-	(175)
Net cash used in investing activities	(1,433)	(978)
Cash flows from financing activities
Payments of deferred public offering costs	—	(22)
Net cash used in financing activities	—	(22)
Net decrease in cash, cash equivalents, and restricted cash	(17,648)	(7,620)
Cash, cash equivalents, and restricted cash at beginning of period	63,584	14,976
Cash, cash equivalents, and restricted cash at end of period	$45,936	$7,356
Supplemental disclosures of cash flow information:
Accrual of deferred offering costs	$—	$159

The accompanying notes are an integral part of these financial statements.

Cue Biopharma, Inc.

Notes to Financial Statements (Unaudited)

For the three and six months ended June 30, 2018 and 2017

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

The Company is a pre-clinical biopharmaceutical company that is developing a novel and proprietary class of biologic drugs for the selective modulation of the human immune system to treat a broad range of cancers, chronic infectious diseases, and autoimmune disorders.

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations. As of June 30, 2018, the Company had cash and cash equivalents of approximately $45,736,000.  Management believes that current cash and cash equivalents on hand at June 30, 2018 should be sufficient to fund operations for at least the next twelve months from the date of issuance of these financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop the Company’s product candidates in order to generate future revenue streams.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles, (“U.S. GAAP”) for complete financial statements. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2018.

The information presented in the financial statements and related notes as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, is unaudited. The December 31, 2017 balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

Interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or any future periods.

  Reclassification

Certain amounts previously reported in current liabilities for the prior period have been reclassified to the current period presentation to segregate accounts payable and accrued liabilities to conform with current period presentation.  Also, certain amounts previously reported in research and development contract advances have been reclassified to the current period presentation to combine research and development contract advances and prepaid expenses.  In addition, certain amounts previously reported as reductions to research and development expenses have been reclassified to collaboration revenue to conform with current period presentation.  There was no impact to reported net loss.

The reclassifications did not have a material impact on previously reported financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include the accounting for revenue recognition, collaboration agreements, potential liabilities, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and the impairment of long-lived assets and intangibles. Actual results could differ from those estimates.

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

Restricted Cash

The Company purchased a $50,000 certificate of deposit to collateralize a credit card account with a commercial bank that was classified as short-term restricted cash as of June 30, 2018 and December 31, 2017.  In June 2018, the Company also placed $150,000 in a separate account to collateralize a credit card account with a commercial bank that was classified as long-term restricted cash as of June 30, 2018.

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

Nonrefundable advance payments are recognized as an expense as the related services are performed. The Company evaluates whether it expects the services to be rendered at each quarter end and year end reporting date. If the Company does not expect the services to be rendered, the advance payment is charged to expense. Nonrefundable advance payments for research and development services are included in prepaid and other current assets on the balance sheet.  To the extent that a nonrefundable advance payment is for contracted services to be performed within 12 months from the reporting date, such advance is included in current assets; otherwise, such advance is included in non-current assets.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to expense as incurred. For the three and six months ended June 30, 2018, patent expenses were $151,000 and $268,000, respectively, and $113,000 and $206,000 for the three and six months ended June 30, 2017, respectively.  Patent expenses are included in general and administrative expenses in the Company’s statements of operations.

Licensing Fees and Costs

Licensing fees and costs consist primarily of costs relating to the acquisition of the Company’s license agreement with the Albert Einstein College of Medicine (“Einstein”) further described in Note 8, Related Party Transactions, including related royalties, maintenance fees, milestone payments and product development costs. Licensing fees and costs are charged to expense as incurred.

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

Rent Expense and Deferred Rent Liability

Operating lease agreements which contain provisions for future rent increases or periods in which rent payments are reduced or abated are recorded in monthly rent on a straight line basis. The difference between rent expense recorded and the amount paid is credited or charged to a deferred rent liability account. The current portion of deferred rent is included in current liabilities, and the remaining amount is shown in the balance sheets as a non-current liability.

Stock-Based Compensation

The Company periodically issues stock options to officers, directors, employees, Scientific and Clinical Advisory Board members, non-employees and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to officers, directors and employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. Stock option grants, which are generally time-vested, are measured at the grant date fair value and charged to operations on a straight-line basis over the service period, which generally approximates the vesting term. The fair value of stock options is determined utilizing the Black-Scholes option-pricing model, which is affected by several variables, including the risk-free interest rate, the expected dividend yield, the life of the equity award, the exercise price of the stock option as compared to the fair value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award.

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

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Until the Company has established a trading market for its common stock, estimated volatility is based on the average historical volatilities of comparable public companies in a similar industry. The expected dividend yield is based on the current yield at the grant date; the Company has never declared or paid dividends and has no plans to do so for the foreseeable future. As permitted by Staff Accounting Bulletin No. 107, due to the Company’s lack of trading history and option activity, management utilizes the simplified method to estimate the expected term of options at the date of grant. The exercise price is determined based on the fair value of the Company’s common stock at the date of grant. The Company accounts for forfeitures as they occur.

The Company recognizes the fair value of stock-based compensation in general and administrative expenses and in research and development expenses in the Company’s statements of operations, depending on the type of services provided by the recipient of the equity award.

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

At June 30, 2018 and 2017, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2018	2017
Common stock warrants	1,252,441	370,370
Common stock options	3,385,321	2,366,221
Total	4,637,762	2,736,591

Recent Accounting Pronouncements and Adopted Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to provide updated guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration, and the presentation of sales and other similar taxes collected from customers. Collectively these amendments are referred to as “ASC 606”.

ASC 606 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP providing a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard on January 1, 2018.  There was no revenue recognized during the year ended December 31, 2017 and therefore no cumulative effect adjustment was required. The Company has recorded approximately $172,000 and $363,000 in collaboration revenue for the three and six months ended June 30, 2018, respectively, pursuant to this guidance.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company will adopt the provisions of ASU 2016-02 in the quarter beginning January 1, 2019. The Company generally does not finance purchases of property and equipment, but does lease its operating facilities. While the Company is continuing to assess the potential impact of ASU 2016-02, it currently expects that most of its lease commitments will be subject to ASU 2016-02 and accordingly, upon adoption will be recognized as lease liabilities and right-of-use assets in the Company’s balance sheets.

In July 2018, the FASB issued Accounting Standards Update No. 2018-10, Leases (Topic 842) to further clarify the provisions of Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) issued in February 2016. The Company is still evaluating the impact that this standard will have on the financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”). The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective January 1, 2018. As a result of adopting ASU 2016-18, the Company includes its restricted cash balance in the cash and cash equivalents reconciliation of operating, investing and financing activities. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

in thousands	June 30,
	2018	2017
Cash and cash equivalents	$45,736	$7,307
Restricted cash included in prepaid expenses and other current assets	50	50
Restricted cash included in other non-current assets	150	—

Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$45,936	$7,357

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

In June 2018, the FASB issued Accounting Standards Update No. 2018-07 (“ASU 2018-07”), Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  ASU 2018-07 expands the scope of Topic 718 to include share based payment transactions for acquiring goods or services from nonemployees.  The expansion of scope is aimed to improve multiple areas of nonemployee share-based payment accounting including awards with performance conditions.  This update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.  The Company is evaluating the impact, if any, of ASU 2018-17 on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3.	Fair Value

The Company accounts for its financial assets and liabilities using fair value measurements. The authoritative accounting guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2018 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2018
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	41,665	—	—	41,665

Total	$41,665	$—	$—	$41,665

As of June 30, 2018, the Company’s cash equivalents that are invested in money market funds, United States treasury securities and overnight repurchase contracts are valued using Level 1 inputs and primarily rely on quoted prices in active markets for similar securities. During the six months ended June 30, 2018, there were no transfers between Level 1, Level 2, and Level 3. As of December 31, 2017, the Company did not have assets measured at fair value as the majority of its assets consisted of cash.

The carrying values of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.

4.	Property and Equipment

Property and equipment as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Computer and office equipment	$136	$83
Laboratory equipment	3,517	2,205
Furniture and fixtures	78	10
Leasehold improvements	—	54
	3,731	2,352
Less: Accumulated depreciation	(968)	(661)
Total property and equipment, net	$2,763	$1,691

Depreciation expense for the six months ended June 30, 2018 and 2017 was approximately $362,000 and $169,000, respectively. During the six months ended June 30, 2018 there were $55,000 in disposals of fully depreciated lease hold improvements related to our prior lease.  There were no disposals of property and equipment for the six months ended June 30, 2017.

5.	Stock-Based Compensation

For stock options requiring an assessment of value during the six months ended June 30, 2018, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

June 30, 2018
Risk-free interest rate	2.43 to 2.92%
Expected dividend yield	0%
Expected volatility	82.0-83.4%
Expected life	4.0 to 7.0 years

A summary of stock option activity for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2017	2,732,221	$4.07	5.76
Granted	660,600	$13.87
Exercised	—	$—
Cancelled	(7,500)	$—
Stock options outstanding at June 30, 2018	3,385,321	$4.25	4.80
Stock options exercisable at June 30, 2018	959,426	$3.71	4.98

As of June 30, 2018, total unrecognized stock-based compensation was approximately $13,598,000, which is expected to be recognized as an operating expense in the Company’s statement of operations through June 2022.

The intrinsic value of exercisable but unexercised in-the-money stock options at June 30, 2018 was approximately $8,105,000, based on a fair value of $11.86 per share on June 29, 2018.

Stock-based compensation for the three and six months ended June 30, 2018 and 2017 was included in the statement of operations as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
General and administrative	$593	$249	$972	$476
Research and development	682	458	1,461	774
Total	$1,275	$707	$2,433	$1,250

6. Warrants

The Company has two tranches of common stock warrants outstanding at June 30, 2018 and December 31, 2017.  The first tranche was to purchase 370,370 shares of common stock issued on June 15, 2015 with an exercise prices of $2.70 per share.  These warrants were issued with a 7 year life and expire on June 15, 2024.  The second tranche was to purchase 882,071 shares of common stock issued on December 27, 2017 with an exercise price of $9.38 per share.  These warrants were issued with a 5 year life and expire on December 26, 2022.  The intrinsic value of exercisable but unexercised in-the-money common stock warrants at June 30, 2018 was approximately $5,585,000 based on a fair value of $11.86 per share on June 29, 2018.

Each tranche of warrants was evaluated under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and the Company determined that equity classification was appropriate.

7.	Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“ASC 606”), during 2018.  The Company generates revenue solely through collaboration arrangements with strategic partners for the development and commercialization of product candidates. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following steps: (i) Identify the contract(s) with the customer, (ii) Identify the performance obligations in the contract, (iii) Determine the transaction price, (iv) Allocate the transaction price to the performance obligations in the contract and (v) Recognize revenue when (or as) each performance obligation is satisfied.

The Company will recognize collaboration revenue under certain of the Company’s license or collaboration agreements that are within the scope of ASC 606. The Company’s contracts with customers typically include promises related to licenses to intellectual property and research and development services. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. Currently, none of the Company’s contracts include options to acquire additional goods and/or services.

The terms of the Company’s arrangements with customers typically include the payment of one or more of the following: (i) Non-refundable, up-front payment, (ii) Development, regulatory and commercial milestone payments, (iii) Future options and (iv) Royalties on net sales of licensed products. Accordingly, the transaction price is generally comprised of a fixed fee due at contract inception and variable consideration in the form of milestone payments due upon the achievement of specified events and tiered royalties earned when customers recognize net sales of licensed products. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes the “most likely amount” method to estimate the amount of variable consideration, to predict the amount of consideration to which it will be entitled for its one open contract. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of each arrangement that includes development and regulatory milestone payments, the Company evaluates whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within the control of the Company or the licensee, such as those dependent upon receipt of regulatory approval, are not considered to be probable of achievement until the triggering event occurs. At the end of each reporting period, the Company reevaluates the probability of achievement of each milestone and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

For arrangements that include sales-based royalties, including milestone payments based upon the achievement of a certain level of product sales, the Company recognizes revenue upon the later of: (i) When the related sales occur or (ii) When the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any development, regulatory or commercial milestones or royalty revenue resulting from any of its collaboration arrangements. Consideration that would be received for optional goods and/or services is excluded from the transaction price at contract inception.

The Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis, when applicable. However, certain components of variable consideration are allocated specifically to one or more particular performance obligations in a contact to the extent both of the following criteria are met: (i) The terms of the payment relate specifically to the efforts to satisfy the performance obligation or transfer the distinct good or service and (ii) Allocating the variable amount of consideration entirely to the performance obligation or the distinct good or service is consistent with the allocation objective of the standard whereby the amount allocated depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services. The Company develops assumptions that require judgement to determine the standalone selling price for each performance obligation identified in each contract. The key assumptions utilized in determining the standalone selling price for each performance obligation may include forecasted revenues, development timelines, estimated research and development costs, discount rates, likelihood of exercise and probabilities of technical and regulatory success.

Revenue is recognized based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied by transferring a promised good and/or service to the customer. For performance obligations that are satisfied over time, the Company recognizes revenue by measuring the progress toward complete satisfaction of the performance obligation using a single method of measuring progress which depicts the performance in transferring control of the associated goods and/or services to the customer. The Company uses input methods to measure the progress toward the complete satisfaction of performance obligations satisfied over time. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

As it relates to the Merck Exclusive Patent License and Collaboration Agreement (Note 9), the Company recognized the upfront payment associated with its one open contract as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified in current liabilities. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as contract liabilities, net of current portion. The Company determined that there was one performance obligation; consisting of the license and research development services.  Thus, the transaction price of $2.5 million was allocated to the single performance obligation.

Revenue is recognized by allocating a portion of the Company’s direct costs incurred to provide research and development services related to the performance obligation.   Furthermore, the Company has not capitalized any contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers.

The Company does not believe that any variable consideration should be included in the transaction price at the date of adoption of ASC 606 in 2018.  Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.

8.	Related Party Transactions

The former interim Chief Financial Officer of the Company, who is also the Chief Financial Officer of MDB, a related party, was compensated at a rate of $6,000 per month, reflecting an aggregate charge to operations for the three months ended June 30, 2018 and 2017 of $6,000 and $18,000, respectively and $24,000 and $36,000 for the six months ended June 30, 2018 and 2017, respectively.

During 2015, the Company entered into a license agreement, (the “Einstein License”), with the Albert Einstein College of Medicine, (“Einstein”) for certain patent rights (the “Patents”) relating to the Company’s core technology platform for the engineering of biologics to control T-cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T-cell targeting peptides. On July 31, 2017, the Company entered into an amended and restated license agreement which modified certain obligations of the parties under the Einstein License.  For each of the three months ended June 30, 2018 and 2017, the Company incurred $12,500 and for each of six months ended June 30, 2018 and 2017, the Company incurred approximately $25,000 in fees and expenses to Einstein in relation to this license.

9.	Commitments and Contingencies

Einstein License and Service Agreement

The Company’s remaining commitments with respect to this agreement are based on the attainment of future milestones.

Agreements with Catalent

On March 7, 2017, the Company entered into an agreement with Catalent for Catalent to provide services on a sequential milestone basis with respect to the development and manufacture of the Company’s lead drug candidate, CUE-101. The services under the agreement are designed to support the preparation and filing of an Investigational New Drug Application with the United States Food and Drug Administration to allow for the commencement of a Phase 1 clinical trial of CUE-101 in the United States. The Company incurred total direct costs under this agreement aggregating $1.4 million during the six months ended June 30, 2018 and currently estimates that it will incur an additional $3.2 million of such costs during the year ended December 31, 2018. Certain of these agreements contain nonrefundable advance payments for which the Company anticipates receiving the contracted services within 12 months from the date of payment. Management periodically reviews and updates the project’s estimated budget and timeline.

Collaboration Agreement with Merck

On November 14, 2017, the Company entered into an Exclusive Patent License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) for a partnership to research and develop certain of the Company’s proprietary biologics that target certain autoimmune disease indications (the “Initial Indications”). We view this Collaboration Agreement as a component of our development strategy since it will allow us to advance our autoimmune programs in partnership with a world class pharmaceutical company, while also continuing our focus on our more advanced cancer programs. The research program outlined in the Collaboration Agreement entails (1) our research, discovery and development of certain Immuno-STAT™ drug candidates up to the point of demonstration of certain biologically relevant effects (“Proof of Mechanism”) and (2) the further development by Merck of the Immuno-STAT™ drug candidates that have demonstrated Proof of Mechanism (the “Proposed Product Candidates”) up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates’ profiles as described in the Collaboration Agreement.

For the purposes of this collaboration, the Company granted to Merck under the Collaboration Agreement an exclusive license under certain of is patent rights, including a sublicense of patent rights licensed from Einstein, to the extent applicable to the specific Immuno-STAT™ that are elected to be developed by Merck. From the effective date of the Collaboration Agreement until the earlier of  (i) the first achievement of Proof of Mechanism for a Immuno-STAT™ drug candidate or (ii) 18 months after the Company notifies the joint steering committee that the first Product Candidate has been synthesized under the research program, the Company is required to forebear from researching, developing or licensing to a third party rights related to any Immuno-STAT™ drug candidate for the treatment of autoimmune diseases other than pursuant to the Collaboration Agreement.  On July 12, 2018, the Company announced the generation of the first Product Candidate establishing the end-date of the forbearance period as no later than December 14, 2019. In addition, so long as Merck continues product development on a Proposed Product Candidate, the Company is restricted from conducting any development activities within the Initial Indication covered by such Proposed Product Candidate other than pursuant to the Collaboration Agreement. The Company is not required to forbear at any time, however, from developing other Immuno-STAT™ for use in therapeutic areas other than autoimmune diseases, e.g., for use in treating cancer or infectious diseases.

In exchange for the licenses and other rights granted to Merck under the Collaboration Agreement, Merck paid to the Company a $2.5 million nonrefundable up-front payment. Additionally, the Company may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, the Company is eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Collaboration Agreement requires the Company to use the first $2.7 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales. For the three and six months ended June 30, 2018, the Company recorded approximately $172,000 and $363,000 in collaboration revenue related to this agreement.  There was no revenue recognized during the year ended December 31, 2017.

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

Leased Facilities

On July 29, 2015, the Company entered into an operating lease agreement for its previous laboratory space for the period from August 1, 2015 through April 30, 2018. The lease contained escalating payments during the lease period. The Company records monthly rent expense on the straight-line basis.

On November 14, 2016 and January 16, 2018 the Company entered into an amendments to the operating lease agreement that each provided the Company with additional laboratory space. These amendments were effective beginning December 1, 2016 and January 16, 2018, respectively, and continued through the expiration of the lease on April 30, 2018.

On January 18, 2018, the Company entered into an operating lease agreement for its laboratory and office space in Cambridge, Massachusetts for the period from May 1, 2018 through April 30, 2021.  The lease contains escalating payments during the lease period.  Upon execution of this lease agreement the Company prepaid three months of rent, two of which will be held in escrow and credited against future rent payments and one month that was applied to the first months rent. The Company also prepaid seven and one half months rent pursuant to an amendment to the license agreement executed on June 18, 2018.  These amounts were recorded to deposits and prepaid expenses, respectively at June 30, 2018.

Future minimum lease payments under these leases at June 30, 2018 are as follows:

Year	(in thousands)
2018	$1,517
2019	3,577
2020	3,967
2021	1,157
Total	$10,218

Total rent expense of approximately $732,000 and $438,000 was included in the statement of operations for the three months ended June 30, 2018 and 2017, respectively, and $1,387,000 and $965,000 for the six months ended June 30, 2018 and 2017, respectively.

On June 18, 2018, the Company entered into an amended lease agreement that provided the Company with a reduction in rental fees for its office and laboratory space in exchange for prepayment of a portion of the fees. This amendment was effective beginning on May 15, 2018 and expires on April 14, 2021.

Legal Contingencies

The Company may be subject to various legal proceedings from time to time as part of its business. As of June 30, 2018, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

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

Overview

The Company is an innovative biopharmaceutical company developing a novel and proprietary class of biologic drugs for the selective modulation of the human immune system to treat a broad range of cancers and autoimmune disorders. We believe our innovative Immuno-STAT™ platform approach to selectively modulate disease relevant T cells, provides a transformative solution to the challenges facing prevailing immunotherapeutics. By directly engaging and modulating disease relevant T cells in the patient’s body via an injectable drug, we believe our biologic drug candidates will be able to realize the true potential of immune modulation. Through our proprietary Immuno-STAT™ platform, we believe we are uniquely positioned to become a prominent and leading player in immunotherapy, immuno-oncology, and autoimmune disease. While currently in preclinical development, our proprietary platform is intended to allow us to efficiently design and develop drug candidates that specifically and selectively engage disease relevant T cells for therapeutic affect, while minimizing or eliminating unwanted side effects. We have been aggressively seeking patent protection for our pioneering innovations and, combined with a license agreement with the Albert Einstein College of Medicine (“Einstein”), continue to build a robust intellectual property portfolio. This portfolio includes our core technology platform for the engineering of biologics to selectively control T cell activity, which we call Immuno-STAT™, a growing portfolio of precision immuno-modulatory drug candidates, and two supporting technologies we call MOD™ and viraTope™ that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides, respectively. The Company’s corporate offices and research facilities are located in Cambridge, Massachusetts.

The Company’s product candidates are currently in preclinical development, and the Company’s activities are subject to significant risks and uncertainties. The Company has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and will need to raise additional capital to fund its growth and ongoing business operations.

Plan of Operation

The Company’s technology is in the development phase. The Company believes that its licensed platforms have the potential for creating a robust pipeline of drug candidates addressing multiple medical indications. The Company intends to maximize the value and probability of commercialization of its Immuno-STAT™ immunotherapeutics by focusing on research, testing, optimizing, conducting pilot studies, performing early stage clinical development and partnering for more extensive, later stages of clinical development, as well as seeking extensive patent protection and intellectual property development.

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

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon the Company’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the U.S. GAAP. Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources. For a more complete description of the Company’s significant accounting policies, see Note 2 to the financial statements included in this report.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to expense as incurred. Patent expenses are included in general and administrative expenses in the Company’s statement of operations.

Licensing Fees and Costs

Licensing fees and costs consist primarily of costs relating to the acquisition of the Company’s license agreement with the Albert Einstein College of Medicine, (“Einstein”), including related royalties, maintenance fees, milestone payments and product development costs. Licensing fees and costs are charged to expense as incurred.

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

Recent Accounting Pronouncements and Adopted Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to provide updated guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration, and the presentation of sales and other similar taxes collected from customers. Collectively these amendments are referred to as “ASC 606”.

ASC 606 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP providing a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard on January 1, 2018. The Company has recorded approximately $596,000 in collaboration revenue for the six months ended June 30, 2018 pursuant to this guidance.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company will adopt the provisions of ASU 2016-02 in the quarter beginning January 1, 2019. The Company generally does not finance purchases of property and equipment, but does lease its operating facilities. While the Company is continuing to assess the potential impact of ASU 2016-02, it currently expects that most of its lease commitments will be subject to ASU 2016-02 and accordingly, upon adoption will be recognized as lease liabilities and right-of-use assets in the Company’s balance sheets.  The Company is still evaluating the impact that this standard will have on the financial statements.

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

In June 2018, the FASB issued Accounting Standards Update No. 2018-07 (“ASU 2018-07”), Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  ASU 2018-07 expands the scope of Topic 718 to include share based payment transactions for acquiring goods or services from nonemployees.  The expansion of scope is aimed to improve multiple areas of nonemployee share-based payment accounting including awards with performance conditions.  This update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.  The Company is evaluating the impact, if any, of ASU 2018-07 on the Company’s consolidated financial statements.

In July 2018, the FASB issued Accounting Standards Update No. 2018-10, Leases (Topic 842) to further clarify the provisions of Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) issued in February 2016. While the Company is continuing to assess the potential impact of ASU 2016-02, it currently expects that most of its lease commitments will be subject to ASU 2016-02 and accordingly, upon adoption will be recognized as lease liabilities and right-of-use assets in the Company’s balance sheet.

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

License Agreement

On January 14, 2015, the Company entered into a license agreement, as amended and restated on July 31, 2017 (the “Einstein License”), with Einstein for certain patent rights (the “Patents”) relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. The Company holds an exclusive worldwide license, with the right to sublicense, import, make, have made, use, provide, offer to sell, and sell all products, processes and services that use the patents covered by the Einstein License, including certain technology received from Einstein related thereto (the “Licensed Products”). Under the Einstein License, the Company is required to:

•	Pay royalties based on certain percentage of proceeds, as defined in the Einstein License, from sales of Licensed Products, including sublicense agreements.
•	Pay escalating annual maintenance fees, which are non-refundable, but are creditable against the amount due to Einstein for royalties.
•	Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. At June 30, 2018, none of these milestones had been achieved by the Company.
•	Incur minimum product development costs per year until the first commercial sale of the first Licensed Product.

The Company was in compliance with its obligations under the Einstein License at June 30, 2018 and 2017.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if the Company fails to meet its obligations thereunder.

The Company accounts for the costs incurred in connection with the Einstein License in accordance with ASC 730, Research and Development. For the quarters ended June 30, 2018, and 2017, costs incurred with respect to the Einstein License aggregated $12,500 for each period. Such costs are included in research and development costs in the statements of operations.

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

Collaboration Agreement with Merck

On November 14, 2017, the Company entered into an Exclusive Patent License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) for a partnership to research and develop certain of the Company’s proprietary biologics that target certain autoimmune disease indications (the “Initial Indications”). We view this Collaboration Agreement as a component of our development strategy since it will allow us to advance our autoimmune programs in partnership with a world class pharmaceutical company, while also continuing our focus on our more advanced cancer programs. The research program outlined in the Collaboration Agreement entails (1) our research, discovery and development of certain Immuno-STAT™ drug candidates up to the point of demonstration of certain biologically relevant effects (“Proof of Mechanism”) and (2) the further development by Merck of the Immuno-STAT™ drug candidates that have demonstrated Proof of Mechanism (the “Proposed Product Candidates”) up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates’ profiles as described in the Collaboration Agreement.

For the purposes of this collaboration, the Company granted to Merck under the Collaboration Agreement an exclusive license under certain of is patent rights, including a sublicense of patent rights licensed from Einstein, to the extent applicable to the specific Immuno-STAT™ that are elected to be developed by Merck. From the effective date of the Collaboration Agreement until the earlier of  (i) the first achievement of Proof of Mechanism for a Immuno-STAT™ drug candidate or (ii) 18 months after the Company notifies the joint steering committee that the first Product Candidate has been synthesized under the research program, the Company is required to forebear from researching, developing or licensing to a third party rights related to any Immuno-STAT™ drug candidate for the treatment of autoimmune diseases other than pursuant to the Collaboration Agreement. On July 12, 2018, the Company announced the generation of the first Product Candidate, Immuno-STAT™, establishing the end-date of the forbearance period as no later than December 14, 2019.  In addition, so long as Merck continues product development on a Proposed Product Candidate, the Company is restricted from conducting any development activities within the Initial Indication covered by such Proposed Product Candidate other than pursuant to the Collaboration Agreement. The Company is not required to forbear at any time, however, from developing other Immuno-STAT™ for use in therapeutic areas other than autoimmune diseases, e.g., for use in treating cancer or infectious diseases.

In exchange for the licenses and other rights granted to Merck under the Collaboration Agreement, Merck paid to the Company a $2.5 million nonrefundable up-front payment. Additionally, the Company may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, the Company is eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Collaboration Agreement requires the Company to use the first $2.7 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales. For the three months ended June 30, 2018, the Company recorded approximately $596,000 in collaboration revenue related to this agreement.

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

Results of Operations

Revenues

Revenues consist primarily of collaboration revenue related to the Merck Collaboration Agreement for research development services performed during the period.  Research and development services include direct expenses incurred in relation to the Merck Collaboration Agreement including personnel, laboratory supplies and outside services.

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

Three and Six Months Ended June 30, 2018 and 2017

The Company’s statements of operations for the three and six months ended June 30, 2018 and 2017 as discussed herein are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenue	$172	$—	$363	$—
Operating expenses:
General and administrative	2,230	996	3,933	1,884
Research and development	5,414	3,417	11,409	5,879
Total operating expenses	7,644	4,413	15,342	7,763
Loss from operations	(7,472)	(4,413)	(14,979)	(7,763)
Other income (expense):
Interest income	170	-	170	-
Other income (expense), net	2	-	1	-
Total other income (expense)	172	-	171	-
Net loss	$(7,300)	$(4,413)	$(14,808)	$(7,763)

Revenue

Collaboration revenue was $172,000 and $363,000 for the three and six months ended June 30, 2018, respectively.  There was no collaboration revenue recognized for the six months ended June 30, 2017 as the Company was not a party to any collaboration agreements or other arrangements during that period.

General and Administrative Expenses

General and administrative expenses totaled approximately $2,230,000 and $996,000 for the three months ended June 30, 2018 and 2017, respectively. This increase of approximately $1,234,000 was due primarily to the growth of the Company and its activities. We expect our general and administrative expenses to continue to increase as we expand our operations.  General and administrative expenses for the three months ended June 30, 2018 consisted of expenses related to employee and board compensation of approximately $569,000, stock based compensation of $593,000, professional and consulting fees of $363,000, rent of $159,000, insurance expense of $140,000, depreciation and amortization of $9,000, travel of $115,000, and other expenses of $282,000. General and administrative expenses for the three months ended June 30, 2017 included expenses related to employee and board compensation of $272,000, professional and consulting fees of $261,000, rent of $62,000, depreciation and amortization of $3,000, stock-based compensation of $249,000, travel of $60,000, and other expenses of $89,000.

General and administrative expenses totaled approximately $3,933,000 and $1,884,000 for the six months ended June 30, 2018 and 2017, respectively. This increase of approximately $2,049,000 was due primarily to the growth of the Company and its activities. We expect our general and administrative expenses to continue to increase as we expand our operations.  General and administrative expenses for the six months ended June 30, 2018 consisted of expenses related to employee and board compensation of approximately $1,028,000, stock based compensation of $972,000, professional and consulting fees of $708,000, rent of $261,000, insurance expense of 276,000 depreciation and amortization of $17,000, travel of $226,000, investor relations of 120,000 and other expenses of $325,000. General and administrative expenses for the six months ended June 30, 2017 included expenses related to employee and board compensation of $507,000, professional and consulting fees of $434,000, rent of $120,000, depreciation and amortization of $6,000, stock-based compensation of $476,000, travel of $130,000, and other expenses of $211,000.

Research and Development Expenses

Research and development expenses totaled approximately $5,414,000 and $3,417,000 for the three months ended June 30, 2018 and 2017, respectively. This increase of approximately $1,997,000 was due primarily to the growth of the Company and its activities. We expect our research and development expenses to continue to increase as we expand our development activities.

Research and development expenses for the three months ended June 30, 2018 included expenses related to employee and Scientific and Clinical Advisory Board compensation of approximately $1,239,000, stock-based compensation of $682,000 depreciation and amortization of $185,000, research and laboratory expenses of $2,347,000, rent of $589,000, other professional fees of $97,000, licensing fees of $22,000, and other expenses of $253,000. Research and development expenses for the three months ended June 30, 2017 included expenses related to employee and Scientific and Clinical Advisory Board compensation of $679,000, depreciation and amortization of $99,000, stock-based compensation of $458,000, research and laboratory expenses of $1,546,000, rent of $432,000, other professional fees of $148,000, licensing fees of $30,000, and other expenses of $25,000.

Research and development expenses totaled approximately $11,409,000 and $5,879,000 for the six months ended June 30, 2018 and 2017, respectively. This increase of approximately $5,530,000 was due primarily to the growth of the Company and its activities. We expect our research and development expenses to continue to increase as we expand our development activities. Research and development expenses for the six months ended June 30, 2018 included expenses related to employee and Scientific and Clinical Advisory Board compensation of approximately $2,472,000, stock-based compensation of $1,461,000 depreciation and amortization of $344,000, research and laboratory expenses of $5,457,000, rent of $1,158,000, licensing fees of $58,000, other professional fees of $158,000, and other expenses of $301,000. Research and development expenses for the six months ended June 30, 2017 included expenses related to employee and Scientific and Clinical Advisory Board compensation of $1,275,000, depreciation and amortization of $163,000, stock-based compensation of $774,000, research and laboratory expenses of $2,400,000, rent of $866,000, licensing fees of $59,000, other professional fees of $263,000, and other expenses of $79,000.

Loss from Operations

The Company’s loss from operations was approximately $7,472,000 and $14,979,000 for the three and six months ended June 30, 2018, respectively, as compared to $4,413,000 and $7,763,000 for the three and six months ended June 30, 2017, respectively.

Liquidity and Capital Resources

The Company has financed its working capital requirements primarily through private and public offerings of equity securities and cash received in December 2017 from Merck in connection with the Collaboration Agreement. At June 30, 2018, the Company had cash, cash equivalents, and restricted cash totaling approximately $45,936,000 available to fund the Company’s ongoing business activities. Additional information concerning the Company’s financial condition and results of operations is provided in the financial statements included in this report.

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

The following table summarizes our net decrease in cash, cash equivalents, and restricted cash for the three months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017
($ in thousands)
Net cash provided by (used in):
Operating activities	$(16,215)	$(6,620)
Investing activities	(1,433)	(978)
Financing activities	—	(22)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$(17,648)	$(7,620)

Operating Activities

During the six months ended June 30, 2018, the Company used cash of approximately $16,215,000 in operating activities, as compared to $6,620,000 in operating activities during the six months ended June 30, 2017, respectively. The difference between cash used in operating activities and net loss consisted primarily of depreciation, stock-based compensation, and changes in operating assets and liabilities and the payment of a $1,074,000 deposit pursuant to the January 18, 2018 lease agreement for laboratory and office space in Cambridge, Massachusetts.

Investing Activities

During the six months ended June 30, 2018, the Company used cash of approximately $1,433,000, compared to $978,000 for the same period in 2017 in investing activities for the purchase of office and laboratory equipment.

Financing Activities

During the six months ended June 30, 2017, the Company used cash of approximately $22,000 for deferred public offering costs.  There was no impact to cash from financing activities for the six months ended June 30, 2018.

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

On January 18, 2018, the Company entered into an operating lease agreement for its laboratory and office space in Cambridge, Massachusetts for the period May 1, 2018 through April 30, 2021. Upon execution of this lease agreement, the Company prepaid three months of rent payments.

On June 18, 2018, the Company entered into an amended lease agreement that provided the Company with a reduction in license fees for its office and laboratory space in exchange for prepayment of a portion of the fees. This amendment was effective beginning on May 15, 2018 and expires on April 14, 2021.

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

Agreements with Catalent

On March 7, 2017, the Company entered into an agreement with Catalent for Catalent to provide services on a sequential milestone basis with respect to the development and manufacture of the Company’s lead drug candidate, CUE-101. The services under the agreement are designed to support the preparation and filing of an Investigational New Drug Application with the United States Food and Drug Administration to allow for the commencement of a Phase 1 clinical trial of CUE-101 in the United States. The Company incurred total direct costs under this agreement aggregating $0.6 million and $1.3 million, during the three and six months ended June 30, 2018, respectively, and currently estimates that it will incur an additional $3.2 million of such costs during the year ending December 31, 2018. Certain of these payments will consist of nonrefundable advance payments for which the Company anticipates receiving the contracted services within 12 months from the date of payment. Management periodically reviews and updates the project’s estimated budget and timeline.

Contractual Commitments and Other Commitments

On June 18, 2018, the Company entered into a First Amendment (the “First Amendment”) to its License Agreement with MIL 2, LLC dated January 22, 2018 (the “License”) that delayed the commencement date of the License to May 15, 2018 and reduced the monthly rental rate for the last 18 months of the License term from $388,396 to $330,550. The License has a monthly rental rate of $297,495 for the first 18 months of the License term.  The First Amendment also included a prepayment option that reduced the monthly rental rate for the first 7.5 months to $252,000.  Besides those effected by the License and the First Amendment, there have been no material changes to our contractual obligations since December 31, 2017. The following table sets forth the Company’s estimated fixed obligations and commitments to make future payments under the amended operating lease.

		Payments Due by Period (in thousands)
		Less Than			More Than
Description	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years

Operating lease obligations	10,218	1,517	8,701	—	—
Total	$10,218	$1,517	$8,701	$—	$—

Off-Balance Sheet Transactions

At June 30, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in their market price. Market risk is inherent in all financial instruments. The primary quantifiable market risk associated with our financial instruments is sensitivity to changes in interest rates. Interest rate risk represents the potential loss from adverse changes in market interest rates. The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. As of June 30, 2018, our portfolio of financial instruments consisted of cash and certificates of deposit. Due to the short term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time.  In evaluating the Company and its business, you should carefully consider the information included in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, and in “Part II, Item1A. Risk Factors” in any subsequently filed Quarterly Report(s) on Form 10-Q.   There have been no material changes to such risk factors as of June 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

On December 14, 2017, our Registration Statement on Form S-1, as amended (File No. 333-220550), was declared effective by the SEC and, on December 21, 2017, our Registration Statement on Form S-1 (File No. 333-222211) became effective upon filing with the SEC. Each such Registration Statement was filed in connection with our initial public offering that closed on December 27, 2017, as a result of which we raised net proceeds of approximately $61.9 million.

There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus with the SEC pursuant to Rule 424(b) under the Securities Act on December 21, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
3.1	Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	12/27/17	001-38327
3.2	Amended and Restated Bylaws of the Registrant		S-1	3.5	12/05/17	333-220550
10.1	First Amendment to the License Agreement between the Registrant and MIL 21E, LLC dated June 18, 2018		10-K	10.21	03/29/18	001-38327
10.2	Executive Employment Agreement between the Registrant and Anish Suri dated as of April, 2018	X
10.3	Executive Employment Agreement between the Registrant and Bethany Mancilla dated as of June 22, 2018	X
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Documents	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Documents	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: August 13, 2018	By:	/s/ Daniel R. Passeri

Daniel R. Passeri Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 13, 2018	By:	/s/ Kerri-Ann Millar

Kerri-Ann Millar Vice President, Finance (Principal Financial and Accounting Officer)