Form 10-Q
period 2018-09-30
Cue Biopharma, Inc.
filed 2018-11-13
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 8, 2018 the registrant had 20,133,266 shares of Common Stock ($0.001 par value) outstanding.

CUE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Balance Sheets

(Unaudited in thousands, except share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$15,842	$63,534
Marketable securities	23,339	—
Restricted cash, short-term	50	50
Prepaid expenses and other current assets	1,380	1,256
Deposits, short term	—	225
Total current assets	40,611	65,065
Property and equipment, net	2,869	1,691
Deposits	777	—
Trademark	175	175
Restricted cash, long term	150	—
Long-term service contract	—	23
Total assets	$44,582	$66,954
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$997	$1,660
Accrued expenses	2,268	1,151
Research and development contract liability, current portion	1,095	2,500
Deferred rent	225	36
Total current liabilities	4,585	5,347
Research and development contract liability, net of current portion	593	—
Total liabilities	$5,178	$5,347

Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,133,266 and 19,459,194 shares issued and outstanding, at September 30, 2018 and December 31, 2017, respectively	20	19
Common stock to be issued	—	1
Additional paid in capital	99,584	94,408
Accumulated other comprehensive loss	(20)	—
Accumulated deficit	(60,180)	(32,821)
Total stockholders’ equity	39,404	61,607
Total liabilities and stockholders’ equity	$44,582	$66,954

The accompanying notes are an integral part of these financial statements.

Cue Biopharma, Inc.

Statements of Operations and Other Comprehensive Loss

(Unaudited in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration revenue	$449	$—	$812	$—
Operating expenses:
General and administrative	2,895	1,030	6,821	2,914
Research and development	10,313	4,002	21,721	9,881
Total operating expenses	13,208	5,032	28,542	12,795
Loss from operations	(12,759)	(5,032)	(27,730)	(12,795)
Other income (expense):
Interest income	102	—	272	—
Other income (expense), net	98	—	99	—
Total other income (expense)	200	—	371	—
Net loss	$(12,559)	$(5,032)	$(27,359)	$(12,795)
Net loss per share basic and diluted	$(0.62)	$(0.47)	$(1.36)	$(1.20)
Weighted average common shares outstanding, basic and diluted	20,132,277	10,635,684	20,111,519	10,635,684
Other comprehensive loss:
Unrealized loss from available-for-sale securities, net of tax of $0	(20)	—	(20)	—
Total other comprehensive loss	(20)	—	(20)	—
Comprehensive loss	(12,579)	(5,032)	(27,379)	(12,795)

The accompanying notes are an integral part of these financial statements.

Cue Biopharma, Inc.

Statements of Cash Flows

(Unaudited in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(27,359)	$(12,795)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	556	293
Stock-based compensation expense	5,163	2,001
Deferred rent	188	(82)
Non-cash investment expense	(52)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(101)	(300)
Deposits	(551)	(109)
Accounts payable	(662)	222
Accrued expenses	1,117	317
Research and development contract liability	(812)	157
Net cash used in operating activities	(22,513)	(10,296)
Cash flows from investing activities
Purchases of property and equipment	(1,734)	(1,011)
Purchases of marketable securities	(23,307)	—
Acquisition of trademark	—	(175)
Net cash used in investing activities	(25,041)	(1,186)
Cash flows from financing activities
Payments of deferred public offering costs	—	(44)
Proceeds from the exercise of stock options	12	—
Net cash provided by (used in) financing activities	12	(44)
Net decrease in cash, cash equivalents, and restricted cash	(47,542)	(11,526)
Cash, cash equivalents, and restricted cash at beginning of period	63,584	14,976
Cash, cash equivalents, and restricted cash at end of period	$16,042	$3,450
Supplemental disclosures of cash flow information:
Accrual of deferred offering costs	$—	$197

The accompanying notes are an integral part of these financial statements.

Cue Biopharma, Inc.

Notes to Financial Statements (Unaudited)

For the three and nine months ended September 30, 2018 and 2017

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

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations. As of September 30, 2018, the Company had cash, cash equivalents and marketable securities of approximately $39,181,000.  Management believes that current cash, cash equivalents and marketable securities on hand at September 30, 2018 should be sufficient to fund operations for at least the next twelve months from the date of issuance of these financial statements; however, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop the Company’s product candidates in order to generate future revenue streams.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles, (“U.S. GAAP”) for complete financial statements. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2018.

The information presented in the financial statements and related notes as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, is unaudited. The December 31, 2017 balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

Interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or any future periods.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include the accounting for revenue recognition, collaboration agreements, potential liabilities, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and the impairment of long-lived assets and intangibles. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.  The Company currently invests available cash in money market funds of a major financial institution and Unites States Treasury obligations.

Marketable Securities

Marketable securities consist of investments with original maturities greater than ninety days and less than one year from the balance sheet date.  The Company classifies all of its investments as available-for-sale securities.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  Realized gains and losses are determined on a specific identification basis and are included in other comprehensive income (loss).  Amortization and accretion of discounts and premiums is recorded in other income.

Restricted Cash

The Company purchased a $50,000 certificate of deposit to collateralize a credit card account with a commercial bank that was classified as short-term restricted cash as of September 30, 2018 and December 31, 2017.  In June 2018, the Company also placed $150,000 in a separate account to collateralize a credit card account with a commercial bank that was classified as long-term restricted cash as of September 30, 2018.

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

Revenue Recognition

The Company adopted Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”), during 2018.  The Company generates revenue solely through collaboration arrangements with strategic partners for the development and commercialization of product candidates. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following steps: (i) Identify the contract(s) with the customer, (ii) Identify the performance obligations in the contract, (iii) Determine the transaction price, (iv) Allocate the transaction price to the performance obligations in the contract and (v) Recognize revenue when (or as) each performance obligation is satisfied.

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

Research and development expenses incurred under contracts are expensed ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different pattern of performance is more appropriate.  Other research and development expenses are charged to operations as incurred.

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

Research and Development Funding Arrangements

The Company’s proprietary biologics will require substantial time and funding to continue development. There can be no assurances that any of the Company’s biologics will ultimately become commercially viable product candidates. In order to finance its research and development programs, the Company may periodically enter into collaboration agreements with third parties that provide funding for certain aspects of the Company’s ongoing research and development activities. The Company considers various factors in determining the appropriate accounting treatment for such collaboration agreements, including, among others, the risks of and costs associated with the research and development program being funded, the stage of development of the proprietary biologics subject to the research and development program, the likelihood at initiation that the collaboration arrangement will result in an economically successful outcome to the third party, the continuing involvement of the Company in the research and development program and the expenditure of the funds, the transfer of the financial risk associated with the research and development program to the third party, the intended use of the funds and any restrictions thereon, and the probability of any repayment obligations or other forms of consideration if the proprietary biologics subject to the research and development program are not successfully developed and commercialized.

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to expense as incurred. For the three and nine months ended September 30, 2018, patent expenses were $225,000 and $493,000, respectively, and $139,000 and $345,000 for the three and nine months ended September 30, 2017, respectively.  Patent expenses are included in general and administrative expenses in the Company’s statements of operations.

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

Stock-based payments to officers, directors and employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. Stock option grants, which are generally time-vested, are measured at the grant date fair value and charged to operations on a straight-line basis over the service period, which generally approximates the vesting term. The Company also grants performance based awards to periodically to officers of the Company. The Company recognizes compensation costs related to performance awards over the requisite service period if and when the Company concludes that it is probable that the performance condition will be achieved.  The fair value of stock options is determined utilizing the Black-Scholes option-pricing model, which is affected by several variables, including the risk-free interest rate, the expected dividend yield, the life of the equity award, the exercise price of the stock option as compared to the fair value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that results from transactions and economic events other than those with stockholders.  The Company’s only element of other comprehensive loss is all periods presented was unrealized loss on available-for-sale securities.

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

At September 30, 2018 and 2017, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2018	2017
Common stock warrants	1,252,441	370,370
Common stock options	4,427,821	2,366,221
Total	5,680,262	2,736,591

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

ASC 606 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP providing a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard during 2018.  There was no revenue recognized during the year ended December 31, 2017 and therefore no cumulative effect adjustment was required. The Company has recorded approximately $449,000 and $812,000 in collaboration revenue for the three and nine months ended September 30, 2018, respectively, pursuant to this guidance.

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

in thousands	September 30,
	2018	2017
Cash and cash equivalents	$15,842	$3,400
Restricted cash	50	50
Restricted cash (long-term)	150	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$16,042	$3,450

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2018 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2018
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$15,842	$—	$—	$15,842
Marketable securities	—	23,339	—	23,339
Total	$15,842	$23,339	$—	$39,181

As of September 30, 2018, the Company’s cash equivalents that are invested in money market funds and United States Treasury securities are valued using Level 1 inputs for identical securities.  The Company measures the fair value of marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the nine months ended September 30, 2018, there were no transfers between Level 2 and Level 3. As of December 31, 2017, the Company did not have assets measured at fair value as the majority of its assets consisted of cash.

The carrying values of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.

4.	Marketable Securities

As of September 30, 2018, the fair value of available-for-sale marketable securities by type of security was as follows:

	September 30, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$23,359	$—	$(20)	$23,339
	$23,359	$—	$(20)	$23,339

At September 30, 2018, marketable securities consisted of $23,339,000 of investments that mature within twelve months.  At December 31, 2017, the Company did not have marketable securities as the majority of its assets consisted of cash.

5.	Property and Equipment

Property and equipment as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Computer and office equipment	$159	$83
Laboratory equipment	3,793	2,205
Furniture and fixtures	79	10
Leasehold improvements	—	54
	4,031	2,352
Less: Accumulated depreciation	(1,162)	(661)
Total property and equipment, net	$2,869	$1,691

Depreciation expense for the nine months ended September 30, 2018 and 2017 was approximately $556,000 and $293,000, respectively. During the nine months ended September 30, 2018 there were $55,000 in disposals of fully depreciated lease hold improvements related to our prior lease.  There were no disposals of property and equipment for the nine months ended September 30, 2017.

6.	Stock-Based Compensation

For stock options requiring an assessment of value during the nine months ended September 30, 2018, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

September 30, 2018
Risk-free interest rate	2.43 to 2.92%
Expected dividend yield	0%
Expected volatility	82.0-83.6%
Expected life	4.0 to 7.0 years

A summary of stock option activity for the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2017	2,732,221	$4.07	5.76
Granted	1,705,600	$11.88
Exercised	(2,500)	$—
Cancelled	(7,500)	$—
Stock options outstanding at September 30, 2018	4,427,821	$7.08	5.65
Stock options exercisable at September 30, 2018	1,192,953	$3.85	4.72

As of September 30, 2018, total unrecognized stock-based compensation was approximately $17,488,000, which is expected to be recognized as an operating expense in the Company’s statement of operations through July 2022.

The intrinsic value of exercisable but unexercised in-the-money stock options at September 30, 2018 was approximately $6,208,000, based on a fair value of $9.05 per share on September 28, 2018.

Stock-based compensation for the three and nine months ended September 30, 2018 and 2017 was included in the statement of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
General and administrative	$856	$261	$1,828	$737
Research and development	1,875	490	3,335	1,264
Total	$2,730	$751	$5,163	$2,001

7.	Warrants

The Company has two tranches of common stock warrants outstanding at September 30, 2018 and December 31, 2017.  The first tranche is exercisable for 370,370 shares of common stock issued on June 15, 2015 with an exercise price of $2.70 per share.  These warrants were issued with a 7 year life and expire on June 15, 2022.  The second tranche is exercisable for 882,071 shares of common stock issued on December 27, 2017 with an exercise price of $9.38 per share.  These warrants were issued with a 5 year life and expire on December 26, 2022.  The intrinsic value of exercisable but unexercised in-the-money common stock warrants at September 30, 2018 was approximately $2,352,000 based on a fair value of $9.05 per share on September 28, 2018.

Each tranche of warrants was evaluated under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and the Company determined that equity classification was appropriate.

8.	Revenue Recognition

The Company adopted Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”), during 2018.  The Company generates revenue solely through collaboration arrangements with strategic partners for the development and commercialization of product candidates. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following steps: (i) Identify the contract(s) with the customer, (ii) Identify the performance obligations in the contract, (iii) Determine the transaction price, (iv) Allocate the transaction price to the performance obligations in the contract and (v) Recognize revenue when (or as) each performance obligation is satisfied.

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

As it relates to the Merck Sharp & Dohme Corp. (“Merck”) Exclusive Patent License and Collaboration Agreement (Note 9), the Company recognized the upfront payment associated with its one open contract as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified in current liabilities. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as contract liabilities, net of current portion. The Company determined that there was one performance obligation; consisting of the license and research development services.  Thus, the transaction price of $2.5 million was allocated to the single performance obligation.

Revenue is recognized over time by allocating a portion of the Company’s direct costs incurred to provide research and development services related to the performance obligation.   Furthermore, the Company has not capitalized any contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers.

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

9.	Related Party Transactions

The former interim Chief Financial Officer of the Company, who is also the Chief Financial Officer of MDB, a related party, was compensated at a rate of $6,000 per month, reflecting an aggregate charge to operations for the three months ended September 30, 2018 and 2017 of $0 and $18,000, respectively and $24,000 and $54,000 for the nine months ended September 30, 2018 and 2017, respectively.

In 2015, the Company entered into a license agreement, (the “Einstein License”) with the Albert Einstein College of Medicine (“Einstein”) for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T-cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T-cell targeting peptides. On July 31, 2017, the Company entered into an amended and restated license agreement which modified certain obligations of the parties under the Einstein License.  For the three months ended September 30, 2018 and 2017, the Company incurred approximately $12,500 and $10,000, respectively, and for the nine months ended September 30, 2018 and 2017, the Company incurred approximately $38,000 and $35,000, respectively, in fees and expenses to Einstein in relation to this license.

10.	Commitments and Contingencies

Einstein License and Service Agreement

The Company’s remaining commitments with respect to the Einstein License are based on the attainment of future milestones. The aggregate amount of milestone payments made under the Einstein License may equal up to $1.85 million for each product, process or service that use the patents covered by the Einstein License, including certain technology received from Einstein relating thereto (“Licensed Products”), and up to $1.85 million for each new indication of a Licensed Product. Additionally, the aggregate amount of one-time milestone payments based on cumulative sales of all Licensed Products may equal up to $5.75 million. The Company is also party to a service agreement with Einstein to support the Company’s ongoing research and development activities.

Agreements with Catalent

On March 7, 2017, the Company entered into an agreement with Catalent Pharma Solutions, LLC (“Catalent”) for Catalent to provide services on a sequential milestone basis with respect to the development and manufacture of the Company’s lead drug candidate, CUE-101. The services under the agreement are designed to support the preparation and filing of an Investigational New Drug Application with the United States Food and Drug Administration to allow for the commencement of a Phase 1 clinical trial of CUE-101 in the United States. The Company incurred total direct costs under this agreement aggregating $4.3 million during the nine months ended September 30, 2018 and currently estimates that it will incur an additional $0.3 million of such costs during the year ended December 31, 2018. Certain of these agreements contain nonrefundable advance payments for which the Company anticipates receiving the contracted services within 12 months from the date of payment. Management periodically reviews and updates the project’s estimated budget and timeline.

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

In exchange for the licenses and other rights granted to Merck under the Collaboration Agreement, Merck paid to the Company a $2.5 million nonrefundable up-front payment. Additionally, the Company may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, the Company is eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Collaboration Agreement requires the Company to use the first $2.7 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales. For the three and nine months ended September 30, 2018, the Company recorded approximately $449,000 and $812,000 in collaboration revenue related to this agreement.  There was no revenue recognized during the year ended December 31, 2017.

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

On January 18, 2018, the Company entered into an operating lease agreement for its laboratory and office space in Cambridge, Massachusetts for the period from May 1, 2018 through April 30, 2021.  The lease contains escalating payments during the lease period.  Upon execution of this lease agreement the Company prepaid three months of rent, two of which will be held in escrow and credited against future rent payments and one month that was applied to the first months rent. The Company also prepaid seven and one half months rent pursuant to an amendment to the lease agreement executed on June 18, 2018.  These amounts were recorded to deposits and prepaid expenses, respectively at September 30, 2018.

Future minimum lease payments under these leases at September 30, 2018 are as follows:

Year	(in thousands)
2018 (fourth quarter)	$904
2019	4,461
2020	4,911
2021	1,432
Total	$11,708

Total rent expense of approximately $863,000 and $505,000 was included in the statement of operations for the three months ended September 30, 2018 and 2017, respectively, and $2,250,000 and $1,471,000 for the nine months ended September 30, 2018 and 2017, respectively.

On June 18, 2018, the Company entered into an amended lease agreement that provided the Company with a reduction in rental fees for its office and laboratory space in exchange for prepayment of a portion of the fees. This amendment was effective beginning on May 15, 2018 and expires on April 14, 2021.

On September 20, 2018, the Company entered into an operating lease for additional laboratory space in Cambridge, Massachusetts for the period from October 15, 2018 through April 14, 2021. The lease contains escalating payments during the lease period.  Upon execution of this lease agreement the Company prepaid three months of rent which will be held in escrow and credited against future rent payments. The Company also prepaid twelve months rent pursuant to the lease agreement executed on September 20, 2018.  These amounts were recorded to deposits and prepaid expenses, respectively at September 30, 2018.

Legal Contingencies

The Company may be subject to various legal proceedings from time to time as part of its business. As of September 30, 2018, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

11.	Subsequent Event

Collaboration Agreement with LG Chem Life Sciences

On November 6, 2018, the Company entered into a Research Collaboration Agreement (the “Collaboration Agreement”) with LG Chem Life Sciences. (“LG Chem”) related to the development of the Company’s Immuno-STAT Biologics focused in the field of oncology.  Pursuant to the Collaboration Agreement the Company granted LG Chem an exclusive license to develop, manufacture and commercialize the Company’s lead product, CUE-101, as well as Immuno-STAT Biologics that target T-cells against two additional cancer antigens, in certain Asian countries (collectively, the “LG Chem Territory”).  LG Chem has the option to elect one additional Immuno-STAT biologic for an oncology target within two years of the agreement for a worldwide development and commercialization license, and Cue Biopharma will retain an option to co-develop and co-commercialize the additional program worldwide.  Cue Biopharma retains rights to develop and commercialize all assets included in the agreement in the United States and in global markets outside of Asia.  In exchange for the licenses and other rights granted to LG Chem under the Collaboration Agreement, LG Chem will make a $5.0 million equity investment in common stock of Cue Biopharma, Inc. and a $5.0 million nonrefundable upfront cash payment.  Cue Biopharma is also be eligible to receive up to an additional $400 million in research, development, regulatory and sales milestones.  In addition, the Collaboration Agreement also provides that LG Chem will pay the Company tiered single-digit royalties on net sales of commercialized product candidates in the LG Chem Territory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cue Biopharma, Inc. (“Cue,” “we”, “us” “our” or the “Company”) should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on March 29, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate,” “strategy,” “future,” “likely” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding anticipated results of our drug development efforts, including study results, our expectations regarding regulatory developments and expected future operating results. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, our limited operating history, limited cash and a history of losses; our ability to achieve profitability; potential setbacks in our research and development efforts, our ability to secure required Food and Drug Administration (“FDA”) or other governmental approvals for our product candidates and the breadth of any approved indication; negative or inconclusive results from our clinical studies or serious and unexpected drug-related side effects or other safety issues experienced by participants in our clinical trials; delays and changes in regulatory requirements, policy and guidelines including potential delays in submitting required regulatory applications to the FDA; our reliance on licensors, collaborations and strategic alliances; our ability to obtain adequate financing to fund our business operations in the future; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our most recently filed Annual Report on Form 10-K and any subsequently filed Quarterly Report(s) on Form 10-Q. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

We are an innovative biopharmaceutical company developing a novel and proprietary class of biologic drugs for the selective modulation of the human immune system to treat a broad range of cancers, autoimmune disorders and chronic infectious diseases. We believe our innovative Immuno-STAT™ (Selective Targeting and Alteration of T cells) platform approach to selectively modulate disease relevant T cells, may provide a transformative solution to the challenges facing prevailing immunotherapeutics. By directly engaging and modulating disease relevant T cells in the patient’s body via an off-the-shelf injectable drug, we believe our biologic drug candidates will be able to realize the true potential of immune modulation. Our proprietary platform allows us to efficiently design and develop drug candidates that are intended to specifically and selectively engage disease relevant T cells for therapeutic effect, thereby maximizing clinical benefit while minimizing or eliminating unwanted side effects. We believe this precise and selective targeting will allow us to harness the fullest potential of an individual’s intrinsic immune repertoire while avoiding broad immune activation (for immuno-oncology or infectious immunity) or broad immune suppression (for autoimmunity and inflammation). We have been aggressively seeking patent protection for our pioneering innovations and, combined with a license agreement with the Albert Einstein College of Medicine (“Einstein”), continue to build a robust intellectual property portfolio. The Company’s corporate offices and research facilities are located in Cambridge, Massachusetts.

The Company’s product candidates are currently in preclinical development, and the Company’s activities are subject to significant risks and uncertainties. The Company has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and will need to raise additional capital to fund its growth and ongoing business operations.

Our Immuno-STAT Pipeline

We are developing our pipeline of Immuno-STATs to treat a broad range of cancers, autoimmune disorders and chronic infectious diseases. By the end of 2018 we plan to select our second lead candidate in the CUE 100 series, CUE-102, and during the second half of 2019 we plan to initiate activities to support a future Investigational New Drug Application (an “IND”) filing for CUE-102. During the first quarter of 2019 we plan to file an IND for our lead candidate, CUE-101, and expect to initiate our first clinical trial with the potential for an initial data read out in late 2019. In the first half of 2019, we also plan to expand the potential patient population of the CUE-100 series by exploring and developing multiple alleles and expect to select our third candidate in the CUE-100 series, CUE-103.

We recently established a collaboration with the Albert Einstein College of Medicine to expand the Immuno-STAT platform to address T cell exhaustion in chronic infectious disease and intend to establish proof of mechanism for our CUE-200 series through this collaboration. Throughout 2019 we will continue to progress our CUE-300 series through our collaboration with Merck and expect to achieve our second milestone under the collaboration by establishing proof of mechanism by the end of the year.

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

Research and development expenses incurred under contracts are expensed ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different pattern of performance is more appropriate. Other research and development expenses are charged to operations as incurred. Payments made pursuant to research and development contracts are initially recorded as research and development contract advances in the Company’s balance sheet and then charged to research and development expenses in the Company’s statement of operations as those contract services are performed. Expenses incurred under research and development contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s balance sheet, with a corresponding charge to research and development expenses in the Company’s statement of operations.

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

ASC 606 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP providing a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard during 2018. The Company has recorded approximately $812,000 in collaboration revenue for the nine months ended September 30, 2018 pursuant to this guidance.

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

License Agreement

On January 14, 2015, the Company entered into a license agreement, as amended and restated on July 31, 2017 (the “Einstein License”), with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. The Company holds an exclusive worldwide license, with the right to sublicense, import, make, have made, use, provide, offer to sell, and sell all products, processes and services that use the patents covered by the Einstein License, including certain technology received from Einstein related thereto (the “Licensed Products”). Under the Einstein License, the Company is required to:

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

The Company was in compliance with its obligations under the Einstein License at September 30, 2018 and 2017.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if the Company fails to meet its obligations thereunder.

The Company accounts for the costs incurred in connection with the Einstein License in accordance with ASC 730, Research and Development. For the quarters ended September 30, 2018, and 2017, costs incurred with respect to the Einstein License aggregated $12,500 and $10,000, respectively, for such period. Such costs are included in research and development costs in the statements of operations.

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

On March 7, 2017, the Company entered into an agreement with Catalent for Catalent to provide services on a sequential milestone basis with respect to the development and manufacture of the Company’s lead drug candidate, CUE-101. The services under the agreement are designed to support the preparation and filing of an IND with the FDA to allow for the commencement of a Phase 1 clinical trial of CUE-101 in the United States.

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

In exchange for the licenses and other rights granted to Merck under the Collaboration Agreement, Merck paid to the Company a $2.5 million nonrefundable up-front payment. Additionally, the Company may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, the Company is eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Collaboration Agreement requires the Company to use the first $2.7 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales. For the nine months ended September 30, 2018, the Company recorded approximately $812,000 in collaboration revenue related to this agreement.

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

Three and Nine Months Ended September 30, 2018 and 2017

The Company’s statements of operations for the three and nine months ended September 30, 2018 and 2017 as discussed herein are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenue	$449	$—	$812	$—
Operating expenses:
General and administrative	2,895	1,030	6,821	2,914
Research and development	10,313	4,002	21,721	9,881
Total operating expenses	13,208	5,032	28,542	12,795
Loss from operations	(12,759)	(5,032)	(27,730)	(12,795)
Other income (expense):
Interest income	102	—	272	—
Other income (expense), net	98	—	99	—
Total other income (expense)	200	—	371	—
Net loss	$(12,559)	$(5,032)	$(27,359)	$(12,795)

Revenue

Collaboration revenue was $449,000 and $812,000 for the three and nine months ended September 30, 2018, respectively.  There was no collaboration revenue recognized for the nine months ended September 30, 2017 as the Company was not a party to any collaboration agreements or other arrangements during that period.

General and Administrative Expenses

General and administrative expenses totaled approximately $2,895,000 and $1,030,000 for the three months ended September 30, 2018 and 2017, respectively. This increase of approximately $1,865,000 was due primarily to the growth of the Company and its activities. We expect our general and administrative expenses to continue to increase as we expand our operations.  General and administrative expenses for the three months ended September 30, 2018 consisted of expenses related to employee and board compensation of approximately $700,000, stock based compensation of $856,000, professional and consulting fees of $881,000, rent of $112,000, insurance expense of $140,000, depreciation and amortization of $9,000, travel of $65,000, and other expenses of $132,000. General and administrative expenses for the three months ended September 30, 2017 included expenses related to employee and board compensation of $258,000, professional and consulting fees of $289,000, rent of $74,000, depreciation and amortization of $4,000, stock-based compensation of $261,000, travel of $33,000, and other expenses of $111,000.

General and administrative expenses totaled approximately $6,821,000 and $2,914,000 for the nine months ended September 30, 2018 and 2017, respectively. This increase of approximately $3,907,000 was due primarily to the growth of the Company and its activities. General and administrative expenses for the nine months ended September 30, 2018 consisted of expenses related to employee and board compensation of approximately $1,722,000, stock based compensation of $1,828,000, professional and consulting fees of $1,589,000, rent of $341,000, insurance expense of $416,000 depreciation and amortization of $25,000, travel of $300,000, investor relations of $163,000 and other expenses of $437,000. General and administrative expenses for the nine months ended September 30, 2017 included expenses related to employee and board compensation of $765,000, professional and consulting fees of $723,000, rent of $173,000, depreciation and amortization of $10,000, stock-based compensation of $737,000, travel of $166,000, and other expenses of $340,000.

Research and Development Expenses

Research and development expenses totaled approximately $10,313,000 and $4,002,000 for the three months ended September 30, 2018 and 2017, respectively. This increase of approximately $6,311,000 was due primarily to the growth of the Company and its activities. We expect our research and development expenses to continue to increase as we expand our development activities.

Research and development expenses for the three months ended September 30, 2018 included expenses related to employee and Scientific and Clinical Advisory Board compensation of approximately $1,698,000, stock-based compensation of $1,875,000 depreciation and amortization of $186,000, research and laboratory expenses of $5,423,000, rent of $751,000, other professional fees of $219,000, licensing fees of $32,000, and other expenses of $129,000. Research and development expenses for the three months ended September 30, 2017 included expenses related to employee and Scientific and Clinical Advisory Board compensation of $967,000, depreciation and amortization of $119,000, stock-based compensation of $490,000, research and laboratory expenses of $1,799,000, rent of $432,000, other professional fees of $110,000, licensing fees of $19,000, and other expenses of $66,000.

Research and development expenses totaled approximately $21,721,000 and $9,881,000 for the nine months ended September 30, 2018 and 2017, respectively. This increase of approximately $11,804,000 was due primarily to the growth of the Company and its activities. Research and development expenses for the nine months September 30, 2018 included expenses related to employee and Scientific and Clinical Advisory Board compensation of approximately $4,170,000, stock-based compensation of $3,335,000 depreciation and amortization of $530,000, research and laboratory expenses of $10,882,000, rent of $1,909,000, licensing fees of $90,000, other professional fees of $377,000, and other expenses of $427,000. Research and development expenses for the nine months ended September 30, 2017 included expenses related to employee and Scientific and Clinical Advisory Board compensation of $2,242,000, depreciation and amortization of $283,000, stock-based compensation of $1,264,000, research and laboratory expenses of $4,199,000, rent of $1,298,000, licensing fees of $79,000, other professional fees of $373,000, and other expenses of $143,000.

Loss from Operations

The Company’s loss from operations was approximately $12,759,000 and $27,730,000 for the three and nine months ended September 30, 2018, respectively, as compared to $5,032,000 and $12,795,000 for the three and nine months ended September 30, 2017, respectively.

Liquidity and Capital Resources

The Company has financed its working capital requirements primarily through private and public offerings of equity securities and cash received from Merck under the Collaboration Agreement. At September 30, 2018, the Company had cash, cash equivalents, and marketable securities totaling approximately $39,181,000 available to fund the Company’s ongoing business activities. Additional information concerning the Company’s financial condition and results of operations is provided in the financial statements included in this report.

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

The following table summarizes our net decrease in cash, cash equivalents, and restricted cash for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017
($ in thousands)
Net cash provided by (used in):
Operating activities	$(22,513)	$(10,296)
Investing activities	(25,041)	(1,186)
Financing activities	12	(44)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(47,542)	$(11,526)

Operating Activities

During the nine months ended September 30, 2018, the Company used cash of approximately $22,513,000 in operating activities, as compared to $10,296,000 in operating activities during the nine months ended September 30, 2017, respectively. The cash used in operating activities for the nine months ended September 30, 2018 resulted primarily from our net loss of $27,359,000, offset by changes in our operating assets and liabilities of $1,009,000 and non-cash charges of $5,855,000.  Changes in our non-cash charges consisted primarily of depreciation of $556,000, stock-based compensation of $5,163,000, deferred rent of $188,000, offset by $52,000 of non-cash investment expense.  Changes in our operating assets and liabilities consisted of an increase in accrued expenses of $1,117,000, offset by cash paid for deposits of $551,000, decreases in accounts payable of $662,000 and research and development contract liabilities of $812,000, and $101,000 in prepaid expenses.

Investing Activities

During the nine months ended September 30, 2018, the Company used cash of approximately $25,041,000, compared to $1,186,000 for the same period in 2017 in investing activities.  Cash used in the nine months ended September 30, 2018 consisted of $23,307,000 for the purchase of marketable securities and $1,734 for the purchase of office and laboratory equipment.

Financing Activities

During the nine months ended September 30, 2018, the Company received cash proceeds of approximately $12,000 from the exercise of common stock options, compared to cash used of $44,000 for deferred public offering costs for the same period in 2017 in financing activities.

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

On September 20, 2018, the Company entered into an operating lease for additional laboratory space in Cambridge, Massachusetts for the period from October 15, 2018 through April 14, 2021. Upon execution of this lease agreement, the Company prepaid fifteen months of rent payments related to the additional laboratory space.

Einstein License Agreement and Einstein Service Agreement

During 2015, the Company entered into a license agreement, (the “Einstein License”), with the Albert Einstein College of Medicine, (“Einstein”) for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T-cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T-cell targeting peptides. The Company’s remaining commitments with respect to this agreement are based on the attainment of future milestones and thus they are excluded from the contractual obligations chart below.

Agreements with Catalent

On March 7, 2017, the Company entered into an agreement with Catalent for Catalent to provide services on a sequential milestone basis with respect to the development and manufacture of the Company’s lead drug candidate, CUE-101. The services under the agreement are designed to support the preparation and filing of an IND with the FDA to allow for the commencement of a Phase 1 clinical trial of CUE-101 in the United States. The Company incurred total direct costs under this agreement aggregating $3.4 million and $4.3 million, during the three and nine months ended September 30, 2018, respectively, and currently estimates that it will incur an additional $0.3 million of such costs during the year ending December 31, 2018 and $0.3 million in costs in 2019. Certain of these payments will consist of nonrefundable advance payments for which the Company anticipates receiving the contracted services within 12 months from the date of payment. Management periodically reviews and updates the project’s estimated budget and timeline.

Contractual Commitments and Other Commitments

On June 18, 2018, the Company entered into a First Amendment (the “First Amendment”) to its Lease Agreement with MIL 2, LLC dated January 22, 2018 (the “Lease”) that delayed the commencement date of the Lease to May 15, 2018 and reduced the monthly rental rate for the last 18 months of the Lease term from $388,396 to $330,550. The Lease has a monthly rental rate of $297,495 for the first 18 months of the Lease term.  The First Amendment also included a prepayment option that reduced the monthly rental rate for the first 7.5 months to $252,000.  On September 20, 2018, the Company entered into an operating lease for additional laboratory space in Cambridge, Massachusetts for the period from October 15, 2018 through April 14, 2021. The lease contains escalating payments during the lease period.  Upon execution of this lease agreement the Company prepaid three months of rent which will be held in escrow and credited against future rent payments. The Company also prepaid twelve months rent pursuant to the lease agreement executed on September 20, 2018.

Besides those effected by the Lease, the First Amendment, and the lease of additional laboratory space, there have been no material changes to our contractual obligations since December 31, 2017. The following table sets forth the Company’s estimated fixed obligations and commitments to make future payments under the amended operating lease as of September 30, 2018.

		Payments Due by Period (in thousands)
		Less Than			More Than
Description	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years

Operating lease obligations	11,708	4,235	7,473	—	—

Total	$11,708	$4,235	$7,473	$—	$—

Off-Balance Sheet Transactions

At September 30, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in their market price. Market risk is inherent in all financial instruments. The primary quantifiable market risk associated with our financial instruments is sensitivity to changes in interest rates. Interest rate risk represents the potential loss from adverse changes in market interest rates. The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. As of September 30, 2018, our portfolio of financial instruments consisted of cash, certificates of deposit and marketable securities. Due to the short term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time.  In evaluating the Company and its business, you should carefully consider the information included in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, and in “Part II, Item1A. Risk Factors” in any subsequently filed Quarterly Report(s) on Form 10-Q.   There have been no material changes to such risk factors as of September 30, 2018.

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

Cue Biopharma, Inc.

Dated: November 13, 2018	By:	/s/ Daniel R. Passeri

Daniel R. Passeri Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 13, 2018	By:	/s/ Kerri-Ann Millar

Kerri-Ann Millar Vice President, Finance (Principal Financial and Accounting Officer)