Form 10-K
period 2018-12-31
Cue Biopharma, Inc.
filed 2019-03-14
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 001-38327

Cue Biopharma, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-3324577
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

21 Erie Street Cambridge, MA	02139
(Address of Principal Executive Offices)	(Zip Code)

(617) 949-2680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

The aggregate market value of the voting and non voting common equity held by non affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $216.4 million (based on the closing price of the registrant’s common stock on June 29, 2018 of $11.86 per share).

As of March 7, 2019 there were 20,734,232 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2018. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business

Overview

Cue Biopharma is a biopharmaceutical company dedicated to designing and developing a novel and proprietary class of biologic product candidates engineered to selectively modulate the human immune system. Our Immuno-STAT™ (Selective Targeting and Alteration of T Cells) platform enables us to engineer product candidates that we call Immuno-STATs™ or Immuno-STAT biologics™ that directly engage with and direct the activity of antigen specific T cells in a patient’s body through a singular molecular framework. We believe this precise targeting of disease relevant T cells will allow us to harness the fullest potential of an individual’s intrinsic immune repertoire while avoiding broad immune activation (for immuno-oncology or infectious immunity) or broad immune suppression (for autoimmunity and inflammation). In addition to the selective control of T cell activity, we believe Immuno-STATs offer several key points of potential differentiation over competing approaches, including broad disease coverage, manufacturability, and convenient administration.

Through rational protein engineering, we leverage the modular and versatile nature of the Immuno-STAT platform to design therapeutics for selective immune modulation in cancer, chronic infectious disease, and autoimmune disease. To address the needs of these clinical indications, we have developed three biologic series, CUE-100, CUE-200, and CUE-300, each possessing distinct signaling modules that underscore unique biological mechanisms that may be applied across many diseases.

Overview of CUE-100, CUE-200, and CUE-300 Series and Therapeutic Applications

The modularity and flexibility of the Immuno-STAT platform is exemplified by the CUE-100, CUE-200 and CUE-300 series, which selectively incorporate distinct activating signals to enhance antigen-specific T cells. The CUE-100 series includes an affinity-modified IL-2 molecule that allows for selective activation of antigen-specific T cells. The CUE-200 series includes CD80 and 4-1BBL to selectively focus on exhausted or anergized T cells in chronic infectious diseases and potentially in cancer. The CUE-300 series is designed to selectively activate Tregs and/or inhibit pathogenic effector T cells.

We have made significant progress with the CUE-100, CUE-200 and CUE-300 series. We plan to file an Investigational New Drug application (IND) for our most advanced program CUE-101 in HPV-associated cancers and initiate clinical trials during the first half of 2019. This program is representative of the CUE-100 series for which we have generated a robust preclinical data package, including activation of human HPV specific T cells from human blood.  We are advancing a pipeline of additional promising preclinical candidates with the potential to treat multiple cancers, autoimmune disorders and chronic infectious diseases.

Our Business Strategy

Our primary objective is to become a leading biopharmaceutical company developing highly selective biologics for safe and effective therapeutic immune modulation in patients with high unmet medical need. In order to achieve this objective, we are focused on the following strategies:

Advance our lead Immuno-STAT program, CUE-101, into the clinic for HPV+ cancers

•	We have established a robust preclinical data package for CUE-101, which targets HPV associated cancers.
•	In the first half of 2019, we plan to file with the FDA an IND for this program and initiate clinical trials.
•	We have designed this Phase I study to establish safety of CUE-101 as well as demonstrate initial biologic activity in patients (i.e., expansion of HPV-specific T cells)

Leverage our modular and versatile Immuno-STAT platform to generate and advance a pipeline of Immuno-STATs and strategically partner to expand our global patient reach

•	Beyond CUE-101, we have a growing pipeline of therapeutic frameworks and programs designed to address cancer, autoimmune disease and chronic infectious disease
•

We are working to develop a robust data package for the CUE-200 series that demonstrates the ability to reverse T cell exhaustion, an area of critical need for chronic infectious diseases, and achieve proof of mechanism with the CUE-300 series, focused on autoimmune disease, through our Merck Collaboration

•	We will continue to selectively explore other opportunities to create value from the platform and may pursue these with partners and/or as wholly-owned CUE assets

Expand and enhance our core capabilities and Immuno-STAT platform

•

We view protein engineering and translational immunology as our core competencies and will continue to invest in these areas to further optimize the platform for rapid and cost-effective drug development

•	We may also in-license, acquire, or invest in complementary businesses, technologies, products or assets

Our Approach

The Immune System and T Cells

As highlighted in the figure below, a critical component of human health is achieving and maintaining a state of immune balance.  Imbalance of the immune system underscores many diseased states: susceptibility to cancers and chronic infectious disease can be attributed to inadequate or attenuated immune responses, while autoimmune diseases result from an overactive immune system that reacts against the host.

Immune Balance

The human immune system comprises a number of specialized cell types that collectively function to identify and defend the body against foreign threats. A human T cell is a subtype of a white blood cell that plays a central role in the immune system. During an immune response, T cells are activated via close encounters with a specialized cell type known as the antigen presenting cell (“APC”). Prominent APC types include dendritic cells, macrophages and B cells. The primary function of an APC is to uptake antigens, primarily proteins, catabolize them into peptides and display them on their cell-surface in complex with specialized molecules known as the major histocompatibility complex molecules (“MHC”, or “HLA” in humans). This critical function of an APC, also referred to as “antigen processing and presentation”, ultimately results in generation of the key molecular substrate – the peptide MHC complex (pMHC or pHLA in humans) – that is recognized by the T cell via its T cell receptor (“TCR”). The source of the antigenic world for the APC is vast and unlimited: antigens from pathogens such as viruses, bacteria and others activate T cells for protective immunity; antigens from tumor cells are key for robust anti-tumor T cell responses; and antigens from self-tissue are aberrantly recognized by autoreactive T cells. Hence, the nature of the pMHC complex on the APC sets the specificity of the T cell response. The intimate interactions between the T cells and APCs occur within a molecular interface known as the immunological or immune synapse (as shown in figure below) wherein the TCR-pMHC engagement as well as additional accessary signals are sensed by T cell resulting in T cell activation or regulation. In essence, the immune synapse allows controlled engagement and selective activation of T cells through the presentation of two distinct signals: Signal 1, TCR engagement of the pMHC; and Signal 2, activating co-stimulatory or co-inhibitory signals.

The Immune Synapse

Importantly, TCR is unique to each T cell and, consequently, each T cell is highly specific for a particular pMHC target. The composite T cell repertoire of an individual harbors approximately 10-to-25 million different T cell specificities, which endows the host to mount an immune response against diverse antigens.  Although normally quiescent and in limited numbers, T cells bearing specific TCRs can be readily activated and amplified by APCs to generate highly potent T cell responses. Such activated T cell responses are capable of attacking and clearing viral infections, bacterial infections, and other cellular threats, including tumors. Conversely, broad, non-specific activation of overly active T cell responses against self or shared antigens can give rise to T cells inappropriately attacking and destroying healthy tissues or cells.

As mentioned earlier, robust and effective T cell activation requires that the TCR signal be accompanied by additional signals from the APC, collectively referred to as “co-stimulation.” The sum of these interactions directs the quality and magnitude of the T cell response. Specific co-stimulatory signals, as well as co-inhibitory signals, may be delivered by the APC to the T cell through specific signaling molecules (ligands) interacting with their cognate receptors at the interface of these two cells. Communication between APCs and T cells must be capable of precisely identifying threats and generating a response of appropriate quality and magnitude.

While the elegant nature of T cell-APC interactions is an essential component of immunity or tolerance (i.e. not reactive to self), it is often encumbered by many considerations including: (i) antigen availability and release for presentation by APCs; (ii) antigen uptake and processing efficiencies of an APC that generate the appropriate pMHC complex for the T cell; (iii) stability, amount and turnover of pMHC complexes displayed on the cell surface of an APC; (iv) the “right” kind of the APC phenotype for the desired biological outcome – activating versus tolerogenic, for example; (v) effects of the local tissue/tumor microenvironment on the APC (for example, immunosuppressive tumor microenvironments directly impede local APC function in the tumor lesion); and (vi) the absolute dependency on localization and encounter of the right T cell with the right APC in the individual. These challenges could be potentially circumvented if the essential components for T cell activation (i.e., pMHC complex and appropriate co-stimulatory signals), are provided to the T cells directly with no dependency on the APCs. This is the core focus of the Immuno-STAT platform, as described below.

The Immuno-STAT: “Immune Responses, on Cue”

Through rational protein engineering, we are developing a proprietary class of Immuno-STAT product candidates to selectively modulate the activity of antigen-specific T cells in a patient’s body. Our Immuno-STATs direct T cell activity via two distinct signals presented naturally within the immune synapse by the body when mounting an immune response. We accomplish this by the fusion of a TCR targeting pMHC complex (i.e., Signal 1) with co-stimulatory signaling molecules (i.e., Signal 2). This co-engagement of signals through the TCR and co-stimulatory receptor mimics and recapitulates the very signals delivered by APCs to T cells during an immune response. In this way, Immuno-STATs harness “nature’s cues” for antigen specificity, along with appropriate secondary activating or inhibitory signals, resulting in targeted T cell modulation.

The Immuno-STAT

During the last decade, there has been substantial progress in therapeutically modifying the function of immune cells, such as T cells, to either enhance tumor killing in the context of oncology or protect tissue in the context of autoimmune disease.  Much of the focus has centered on approaches that result in broad and non-specific immune modulation (e.g., cytokines, cytokine inhibitors, checkpoint inhibitors, bi-specifics) with significant challenges remaining to be addressed regarding specificity, efficacy and patient safety.

More recently, adoptive cell therapies (e.g., CAR-Ts) have shown promise in removing T cells from patients, activating, stimulating, and expanding them outside the body (i.e., ex vivo) and then infusing them back into the patients for therapeutic benefit.  While these approaches have demonstrated impressive clinical responses in several hematologic malignancies, they are also associated with significant toxicity, including life threatening cytokine release syndrome. Moreover, the technical requirements and expense associated with individualized T cell extraction, ex vivo amplification /modification, and patient re-infusion represent significant scaling and cost challenges that might limit broad usage and eventual commercialization of this therapeutic modality

We believe that our Immuno-STAT product candidates may offer several points of potential clinical differentiation over competing immunotherapy approaches, including:

•	“Ready-to-engage” biologic that specifically targets and selectively modulates disease relevant T cells

•	Not dependent on barriers of natural antigen presentation via antigen presenting cells (e.g., vaccines)
•	Ability to control specificity, quantity and quality of the modulating signal rather than systemic, non-selective signaling (e.g., rIL-2, bi-specifics, etc.)
•	Administered directly to the patient and does not involve ex-vivo manipulation of T cells (e.g., cell therapy)

Therapeutic Applications

An insufficient T cell response may result in a persistent pathogenic infection or, in the case of cancer, tumor persistence. Conversely, an excessive T cell response may damage the host chronically through autoimmune disease. In each of the above diseased states, the desired therapeutic approach should specifically target the dysregulated immune axis thereby providing the maximal potential for patient benefit.

•	In the context of cancer and chronic infectious disease, Immuno-STATs are designed to selectively activate disease-specific T cells

•	For the treatment of autoimmune disease, Immuno-STATs are designed to selectively inhibit pathogenic autoreactive T cells

We plan to leverage the modularity and versatility of the platform to design Immuno-STATs that address particular T cell modulation objectives/criteria, including different co-stimulatory/co-inhibitory signals across disease areas (e.g., cancer vs. autoimmune) and different targeting peptides across indications (e.g., head and neck cancer vs breast cancer).

Immuno-STAT Modularity

Potential Commercialization Advantages

In addition to the selective control of T cell activity, we believe our Immuno-STAT platform offers several key points of potential differentiation over competing approaches

•	Access to a broad set of disease targets (extracellular and intracellular antigens) and patient populations (diverse HLA types).

•	Utilizes industry standard development and production process to support a cost-of-goods and supply chain similar to monoclonal antibodies.

•	Standard delivery format (IV, SubQ) over a dosing schedule (weekly, monthly) that can be administered by specialists and community-based physicians.

Our Pipeline

The following table summarizes the status of our product development pipeline.

Pipeline Overview

Immuno-Oncology

CUE-100 Framework

Product candidates developed within our CUE-100 framework selectively stimulate the interleukin 2 (IL-2) receptor, a potent activator of the pathway critical to the growth, expansion and survival of T cells. We have engineered the framework to activate specific T cell populations through peptide-MHC complex (pMHC) targeting of T cell receptors (TCRs) and selective deployment of the IL-2 signal. The IL-2 has been attenuated to enable our Immuno-STATs to preferentially activate tumor specific T-cells without systemically activating other T cell populations, thereby potentially mitigating the dose-limiting toxicities associated with current IL-2-based therapies.

CUE-101

Our lead product candidate from the CUE-100 framework, CUE-101, contains IL-2 and a pMHC composed of HLA-A*02:01 complexed with a dominant peptide derived from the human papilloma virus E7 protein (HPV-E7).  It is a fusion protein biologic designed to target and activate antigen-specific T cells to fight HPV-driven cancers.

HPV cancers account for more than 20,000 deaths each year in the US and Europe. The majority of these cancers are driven by HPV-16 which carries the E7 antigen targeted by CUE-101. Despite treatment with current standards of care, approximately 50% of patients with advanced disease will experience recurrence and significant quality of life impact.  Patients with HPV-driven head and neck, cervical and genitoanal cancers represent an important unmet clinical need and underscore the opportunity for promising new therapeutics.

CUE-101

In Vitro Activity with CUE-101

In preclinical studies, we have demonstrated targeted engagement of CUE-101 specifically to tumor antigen specific CD8+T cells as well as induction of antigen specific T cell activation- and cytotoxic T lymphocyte (CTL)- cell surface marker changes as highlighted in figure below.  These data demonstrate that targeted engagement results preferential signaling activation and cytokine production by antigen-specific T cells.

Figure 1: CUE-101 Selectivity and Specificity

Top Panel: CUE-101 selectively activates IL-2 signaling (as read by phosphorylated STAT5, pSTAT5, in T cells) in HPV-specific CD8+ T cells when compared to an irrelevant CMV Immuno-STAT (top-left panel). In contrast, the CMV Immuno-STAT preferentially activates IL-2 signaling in CMV-specific CD8+ T cells when compared to CUE-101 (top-right panel).

Bottom Panel: CUE-101, and not the CMV Immuno-STAT, elicits interferon gamma (IFN) production from HPV-specific CD8+ T cells (bottom-left panel). As a control, the CMV Immuno-STAT only exhibited interferon gamma production from CMV-specific CD8+ T cells while CUE-101 did not (bottom-right panel).

In addition, CUE-101 has demonstrated expansion of antigen-specific T cells from donor peripheral blood mononuclear cells (“PBMCs”) as a single agent, as highlighted in the below figure.  Notably, a measurable expansion of HPV-specific T cells is evident post-exposure to CUE-101 when compared to pre-treatment where this population is virtually undetectable.

Figure 2: CUE-101 Selective Expansion of HPV-Specific T Cells

CUE-101 specifically expands HPV-specific CD8+ T cells from a primary healthy individual. PBMCs from a healthy individual were treated with CUE-101 and the antigen-specific T cells were quantitated in the sample 10-14 days post expansion and were analyzed at 17 days post stimulation. A distinct population of antigen-specific CD8+ T cells, as detected by HLA-A02 tetramers, was detectable post-expansion.

Mechanistic Studies Supporting CUE-101

In order to better understand the in vivo mechanism of action, we generated a murine surrogate, termed mCUE-101, and tested the same in the aggressive TC-1 tumor model, driven by the HPV E7 protein. The mCUE-101 is comprised of the murine class I MHC molecule bound to a peptide from the HPV E7 protein along with same IL-2 framework as in the human CUE-101 molecule. As shown in figure 3, treatment with mCUE-101 alone extended survival of mice bearing the TC1 tumor, while treatment with the anti-PD-1 antibody alone did not show any activity (survival curves for anti-PD-1 were approximately the same as the vehicle control animals). However, the combination of mCUE-101 with anti-PD-1 resulted in significant survival of tumor-bearing mice (~90% survival at d80). The notable activity with combination therapy suggested that mCUE-101 primed a robust repertoire of anti-tumor T cells, which subsequently may have undergone PD-1-dependent inhibition. In order to dissect the in vivo tumor response, we quantified the numbers of tumor-antigen-specific CD8+ T cells – in blood and in tumor infiltrating lymphocytes (“TILS”) – at d15 post tumor engraftment. As shown in figure 3, reproducible detection of tumor specific T cells was evident in mice that received mCUE-101 – either alone or in combination with anti-PD-1 Monoclonal antibody (“mAb”). Notably no tumor-specific T cells were evident in mice treated with anti-PD-1 alone. Furthermore, deep profiling of T cells revealed the expression of PD-1 in tumor specific CD8+ T cells present in the tumor lesions, which provided a mechanistic explanation for the impressive activity noted in mCUE-101 treated animals that also received anti-PD-1 mAb. (figure 4).

Figure 3: Improved Survival in TC-1 Tumor Model

A mouse surrogate Immuno-STAT, mCUE-101, was generated to evaluate for activity in the aggressive TC1 tumor model in B6 mice. Mice were implanted with syngeneic tumors and then treated for a short period with mCUE-101 alone, anti-PD-1 mAb alone, or combination of mCUE101 and anti-PD-1 mAb. As shown above, anti-PD-1 did not exhibit any notable activity while mCUE-101 alone extended survival significantly. Importantly, the combination of mCUE-101 and anti-PD-1 mAb demonstrated an impressive survival —– rate, as a majority of mice were alive at day 80 post tumor challenge.

The detection of tumor-specific T cells provides a robust marker for translatability of the mechanistic basis for T cell induction in the clinic. Importantly, the presence of tumor-specific T cells in the tumors (tumor-infiltrating lymphocytes or “TILS”) further bolsters the significance of the platform and approach in directly activating and localizing T cells to the tumor site. The latter is an important measure of potential success for cancer immunotherapy approaches based on previous clinical data – i.e., patients that demonstrate presence of TILs (“hot tumor”) tend to respond better to immunotherapy interventions.

Figure 4: Expression of Tumor-specific T Cells in Peripheral Blood and Tumor

Selective expression of PD-1 in the tumor-infiltrating T cells provides a mechanistic explanation for the combination activity with mCUE-101 + anti-PD-1 treatment in the TC1 tumor model. PD-1 expression was measured on tumor-specific and non-tumor-specific CD8+ T cells in blood and the tumor infiltrating T cells in mice treated with mCUE-101. T cell expression of PD-1 from blood and tumor infiltrating T cells from five independent mice is shown. In each instance, notable expression of PD-1 was evident among the tumor-specific T cells in the tumors.

A key question pertaining to a robust anti-tumor T cell response is to determine whether long-term immunological memory is generated in the individual to provide protective immunity against future threats from tumor re-emergence. We evaluated this in the mouse TC1 model studies using the long-term protected mice (treated with mCUE-101+ anti-PD-1 mAb), as shown in figure 5. Mice that were tumor-free at day 80 post-treatment with mCUE-101 + anti-PD-1 mAb were re-challenged with a new inoculum of TC1 tumor cells. Naïve mice, i.e., animals that had never been treated with mCUE-101 + anti-PD-1 or received prior TC1 tumors, were used as controls. Figure 5 demonstrates that combination-treated mice (mCUE-101 + anti-PD-1 mAb) rejected a new challenge of TC1 tumors while all of the naïve animals succumbed to the tumor challenge. The tumor rejection by combination-treated mice was accomplished in absence of any additional treatment with mCUE-101 or anti-PD-1 mAb, i.e., the rejection was entirely driven by the established anti-tumor immune response, which was indicative of immunological memory.

Figure 5: Induction of Immunological Memory: Re-challenge Study in Mice with TC1 Tumor Cells

Long-term protected mice from prior treatment with mCUE-101 + anti-PD-1 mAb were re-challenged with TC1 tumors in absence of any further treatment. Naïve mice were used as positive controls. As shown in the figure above, all 5 of the long-term protected mice rejected a new tumor challenge while the naïve mice group exhibited tumor growth.

CUE-101 Clinical Development Plan

Our initial CUE-101 Phase I protocol will focus on recurrent/metastatic (“R/M”) head and neck squamous cell carcinoma (“HNSCC”), where patients will likely have received several lines of systemic therapy including checkpoint inhibition.  In addition, we plan to run a trial in the neoadjuvant setting for locally advanced HNSCC patients with resectable disease. This neoadjuvant study will offer the opportunity to assess relevant biomarkers of CUE-101 activity in peripheral blood and resected tumors in therapeutically naive patients, including infiltrating T cells.

We view R/M HNSCC as an important first market opportunity for CUE-101 with the potential for accelerated approval. Our initial assessment suggests HPV-driven HNSCC is recognized as a distinct subtype of head and neck cancer that has steadily grown over the past 20 years.  We will also pursue opportunities to move into earlier lines of therapy within R/M and locally advanced head and neck cancers (both as a monotherapy and in combination with checkpoint inhibition).

In addition to HNSCC, we also intend to pursue expansion studies for cervical cancers which we view as an attractive opportunity with significant unmet need and potentially other HPV-driven cancers (e.g., anal, vulvar, etc.). Outside of the US and EU, we will work with our partner LG Chem to commercialize CUE-101 in Asia.

CUE-102

CUE-102 leverages the CUE-100 framework and a pMHC derived from the Wilms’ Tumor protein (WT1), a non-viral antigen known to be over-expressed in a number of cancers, including solid tumors and hematologic malignancies. In 2019, we plan to initiate preclinical studies for this program in collaboration with our partner LG Chem Life Sciences.

CUE-103

CUE-103 will leverage the CUE-100 framework and target an antigen to be selected in collaboration with LG Chem Life Sciences.

Chronic Infectious Disease

CUE-200 Framework

The CUE-200 framework utilizes co-stimulatory cell surface receptors, including CD80 and/or 4-1BBL to reactivate exhausted T cells and is designed to promote enhanced antigen-specific T cell activation and function for the treatment of chronic infectious diseases.

In October 2018, we announced a collaboration with Einstein to expand the Immuno-STAT platform to address T cell exhaustion in chronic infectious disease. Through this collaboration we aim to leverage the modularity and selectivity of the platform to address chronic infectious diseases where overcoming T cell exhaustion has been a challenge.

The learnings from chronic infectious diseases will also impact the application of the CUE-200 framework in immuno-oncology. Both CD80/CD28 and 4-1BBL/4-1BB pathways have been implicated in enhancing anti-tumor T cell responses, including re-invigorating exhausted T cells. We see this as a unique opportunity to potentially harness and deploy these co-stimulatory signaling molecules to selectively modulate anti-tumor T cells.

Autoimmune Disease

CUE-300 Framework

The CUE-300 framework has the potential to target a broad range of addressable autoimmune diseases by selectively modulating disease-associated T cells so that healthy cells are protected from immune attack, without compromising the immune system.

Immuno-STATs inhibit autoimmune disease-associated T cells via two general strategies:

•	Inhibition of autoreactive T cells by selectively delivering inhibitory signals; or

•	Selective expansion of antigen specific T cells (“Tregs”) to control aberrant activation of autoreactive T cells

Immuno-STAT frameworks for autoimmune disease will be designed to influence a subset of T cells known as CD4 T cells. CD4 T cells recognize peptides in the context of MHC class II proteins. Therefore, prototypic Immuno-STAT frameworks in autoimmunity would rely on MHC class II recognition by CD4 T cells. This is distinct from the MHC class I recognition by CD8 T cells that is the basis of our current oncology pipeline.

Consistent with our plan to establish strategic partnerships with leading pharmaceutical or biotechnology organizations to further our development efforts, in November 2017 we entered into a Collaboration Agreement with Merck Sharp & Dohme Corp. (“Merck”) for a partnership to research and develop proprietary biologics that target certain autoimmune diseases. We view this Collaboration Agreement as a component of our development strategy since it will allow us to advance our autoimmune programs in partnership with a world class pharmaceutical company, while also continuing our focus on our more advanced cancer programs.

Pursuant to the Collaboration Agreement, in July 2018, we generated molecules that provided proof-of-concept and feasibility for the path forward for this program.

Our License Agreement with Einstein

On January 14, 2015, we entered into a license agreement, as amended and restated on July 31, 2017 (the “Einstein License”), with Einstein for certain patent rights (the “Patents”) relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. The Company holds an exclusive worldwide license, with the right to sublicense, import, make, have made, use, provide, offer to sell, and sell all products, processes and services that use the Patents, including certain technology received from Einstein related thereto (the “Licensed Products”).

The Einstein License is a royalty-bearing license obligating us to pay a percentage of proceeds received from sales of categories of Licensed Products at low single digit rates. We have also agreed to share a portion of our proceeds that we derive from other agreements, like sublicense agreements, relating to Licensed Products that we may enter into. The percentage of such proceeds that we are required to pay Einstein ranges from the low to high teens, depending on how far we have developed a Licensed Product before we enter into an agreement relating to the Licensed Product. These percentages are reduced for sales of Licensed Products in countries where a competing product exists and for products or services involving the use or incorporation of technology received from Einstein relating to synapse for targeted T cell activation molecules, receptor ligand identification or platforms for T cell monitoring. In addition to our obligation to pay royalties based upon a percentage of proceeds from sales of Licensed Products, we have also agreed to pay Einstein annual maintenance fees. The maintenance payments are creditable against any royalty payments we pay under the Einstein License. As of December 31, 2018, we had paid to Einstein an aggregate amount of $487,929 in license and license maintenance fees under the Einstein License.

Under the Einstein License, we are also obligated to make milestone payments corresponding to: (i) approval of the first IND by the FDA or foreign equivalent for a Licensed Product; (ii) approval of any subsequent IND application or foreign equivalent for a “new indication” for a Licensed Product; (iii) initiation of Phase 2 clinical trials or foreign equivalent on a Licensed Product; (iv) initiation of Phase 2 clinical trials or foreign equivalent for a “new indication” for a Licensed Product; (v) initiation of Phase 3 clinical trials or foreign equivalent on a Licensed Product; (vi) initiation of Phase 3 clinical trials or foreign equivalent for a “new indication” for a Licensed Product, (vii) the first commercial sale of a Licensed Product; (viii) the first commercial sale of each “new indication” for one of our previously approved Licensed Products; and (ix) cumulative sales of certain Licensed Products reaching certain threshold amounts. The aggregate amount of milestone payments made under the Einstein License may equal up to $1.85 million for each Licensed Product and up to $1.85 million for each new indication of a Licensed Product. Additionally, the aggregate amount of one-time milestone payments based on cumulative sales of all Licensed Products may equal up to $5.75 million.

In addition to our obligations to make the cash payments to Einstein described above, under the Einstein License we were required to issue Einstein 671,572 shares of our Common Stock immediately prior to completion of the initial public offering of our common stock completed on December 27, 2017.

The Einstein License expires upon the expiration of our last obligation to make royalty payments to Einstein, unless terminated earlier under the provisions thereof. Under the Einstein License, we will be obligated to make royalty payments to Einstein, with respect to certain Licensed Products, for the longer of 15 years from the first sale of such products in each country or for the duration of any market exclusivity period granted by a regulatory agency for such product and, with respect to certain Licensed Products sold by sublicensees, the longer of 10 years from the first sale of such products in each country or for so long as the sublicensee agrees to pay royalties on such products. We have the right to terminate the Einstein License at any time upon sixty (60) days’ written notice to Einstein; provided, however, that we will lose intellectual property rights related to the Patents if we choose to terminate the Einstein License in this manner. Each party has the right to terminate the Einstein License if the other party is in default or breach of any condition of the Einstein License with a right to cure any such breach within sixty (60) days from receipt of notice of such default or breach, unless the other party has disputed the alleged breach in good faith. Either party can also terminate the Einstein License if the other party voluntarily files for bankruptcy or other similar insolvency proceedings, makes a general assignment for the benefit of creditors, or is the subject of an involuntary bankruptcy petition that is not dismissed within ninety (90) days. If we fail to pay any sum that is due and payable to Einstein within thirty (30) days after receiving written notice of our default from Einstein, then Einstein has the option of terminating the Einstein License unless we pay within forty-five (45) days of such notice all delinquent sums with interest.

Einstein may also terminate the Einstein License in the event we are convicted of certain felonies relating to the manufacture or use of Licensed Products.

The Einstein License also obligates us to meet certain due diligence requirements (the “Diligence Milestones”) as follows:

•	update our research and development plan annually;
•	submit an IND application to the FDA or similar foreign regulatory agency within a number of years from the Effective Date;
•	initiate Phase 1 clinical trials on a Licensed Product within a number of years from the Effective Date;
•	initiate Phase 2 clinical trials on a Licensed Product within a number of years from the Effective Date;
•	initiate Phase 3 clinical trials on a Licensed Product within a number of years from the Effective Date;

•	submit an application for FDA approval to market and sell a Licensed Product within a number of years from the Effective Date;
•	have our first commercial sale of an FDA Licensed Product within a number of years from the Effective Date; and
•	spend a minimum amount per year on product development until our first commercial sale of a Licensed Product.

If we fail to meet any of the Diligence Milestones, Einstein will have the right to terminate the Einstein License if such Diligence Milestone is not satisfied within thirty (30) days from receiving a written notice of default from Einstein. Under certain circumstances and upon prior notice to Einstein, we may have the right to an additional extension of our Diligence Milestones if, despite our commercially reasonable efforts we are not able to satisfy the Phase 2 clinical trial Diligence Milestone or any subsequent Diligence Milestone. As of the date of this prospectus, we have met all required Diligence Milestones.

Our Collaboration Agreement with Merck

On November 14, 2017, we entered into an Exclusive Patent License and Research Collaboration Agreement (the “Merck Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) for a partnership to research and develop certain of the Company’s proprietary biologics that target certain autoimmune disease indications (the “Initial Indications”). We view this Merck Agreement as a component of our development strategy since it will allow us to advance our autoimmune programs in partnership with a world class pharmaceutical company, while also continuing our focus on our more advanced cancer programs. The research program outlined in the Merck Agreement entails (1) our research, discovery and development of certain Immuno-STAT drug candidates up to the point of demonstration of certain biologically relevant effects (“Proof of Mechanism”) and (2) the further development by Merck of the Immuno-STAT product candidates that have demonstrated Proof of Mechanism (the “Proposed Product Candidates”) up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates’ profiles as described in the Merck Agreement.

For the purposes of this collaboration, we granted to Merck under the Merck Agreement an exclusive license under certain of our patent rights, including a sublicense of patent rights licensed from Einstein, to the extent applicable to the specific Immuno-STAT product candidates that are elected to be developed by Merck. From the effective date of the Merck Agreement until the earlier of (i) the first achievement of Proof of Mechanism for a Immuno-STAT product candidate or (ii) 18 months after we notify the joint steering committee that the first Product Candidate has been synthesized under the research program, we are required to forebear from researching, developing or licensing to a third party rights related to any Immuno-STAT product candidate for the treatment of autoimmune diseases other than pursuant to the Merck Agreement. On July 12, 2018, we announced the generation of the first Product Candidate establishing the end-date of the forbearance period as no later than December 14, 2019. In addition, so long as Merck continues product development on a Proposed Product Candidate, we are restricted from conducting any development activities within the Initial Indication covered by such Proposed Product Candidate other than pursuant to the Merck Agreement. We are not required to forbear at any time, however, from developing other Immuno-STAT for use in therapeutic areas other than autoimmune diseases, e.g., for use in treating cancer or infectious diseases.

In exchange for the licenses and other rights granted to Merck under the Merck Agreement, we received a $2.5 million nonrefundable up-front payment and may be eligible to receive additional funding in developmental milestone payments, as well as tiered royalties if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the upfront payment described above, we are eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Merck Agreement requires us to use the first $2.7 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales.

The term of the Merck Agreement extends until the expiration of all royalty obligations following a product candidate’s receipt of marketing authorization, at which point Merck’s licenses and sublicenses granted under the agreement shall become fully paid-up, perpetual licenses and sublicenses, as applicable. Royalties on each product subject to the Merck Agreement shall continue on a country-by-country basis until the expiration of the later of: (1) the last-to-expire patent claiming the compound on which such product is based and (2) a period of ten years after the first commercial sale of such product in such country.

Notwithstanding the foregoing, Merck may terminate the Merck Agreement at any time upon 30 days’ notice to the Company. The Merck Agreement may also be terminated by either party if the other party is in breach of its obligations thereunder and fails to cure such breach within 90 days after notice or by either party if the other party files for bankruptcy or other similar insolvency proceedings.

Our Collaboration Agreement with LG Chem

Effective November 6, 2018, we entered into a Collaboration, License and Option Agreement (the “LG Chem Agreement”) with LG Chem, Ltd. (“LG Chem”), related to the development of  Immuno-STATs focused in the field of oncology.

Pursuant to the LG Chem Agreement, we granted LG Chem an exclusive license to develop, manufacture and commercialize our lead product, CUE-101, as well as Immuno-STATs that target T-cells against two additional cancer antigens (“Product Candidates”), in Australia, Japan, Republic of Korea, Singapore, Malaysia, Vietnam, Thailand, Philippines, Indonesia, China (including Macau and Hong Kong) and Taiwan (collectively, the “LG Chem Territory”). We retain rights to develop and commercialize all assets included in the LG Chem Agreement in the United States and in global markets outside of the LG Chem Territory. Under the LG Chem Agreement, we will engineer the selected Immuno-STATs for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, thereby enhancing Cue’s market reach by providing for greater patient coverage of populations in global markets, while LG Chem will establish a chemistry, manufacturing and controls (“CMC”) process for the development and commercialization of selected Product Candidates. In addition, LG Chem has the option to select one additional Immuno-STAT for an oncology target (an “Additional Immuno-STAT”) within two years of the effective date of the LG Chem Agreement for an exclusive worldwide development and commercialization license. If LG Chem exercises this option, then the parties will execute a license and collaboration agreement (“Global License and Collaboration Agreement”) setting forth the terms and conditions relating to such arrangement. We will retain an option to co-develop and co-commercialize the additional program worldwide.

Under the terms of the LG Chem Agreement, LG Chem paid us a$5.0 million non-refundable, non-creditable upfront payment and purchased approximately $5.0 million of shares of our common stock at a price per share equal to a twenty percent (20%) premium to the volume weighted-average closing price per share over the thirty (30) trading day period immediately prior to the effective date of the LG Chem Agreement. We are also eligible to receive additional aggregate payments of approximately $400 million if certain research, development, regulatory and commercial milestones are successfully achieved. In addition, the LG Chem Agreement also provides that LG Chem will pay us tiered single-digit royalties on net sales of commercialized Product Candidates (“Collaboration Products”)  in the LG Chem Territory on a product-by-product and country-by-country basis, until the later of expiration of patent rights in a country, the expiration of regulatory exclusivity in such country, or ten years after the first commercial sale of a Collaboration Product in such country, subject to certain royalty step-down provisions set forth in the LG Chem Agreement.

Pursuant to the LG Chem Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products.  In return for performing CMC process development, LG Chem is eligible to receive low-single digit royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. Furthermore, should the parties enter into a Global License and Collaboration Agreement for an Additional Immuno-STAT, LG Chem will pay us a one-time, non-refundable, non-creditable upfront payment and we will be eligible to receive up to approximately $470 to $675 million in fees and milestone payments as well as tiered royalty payments on future global sales that range from high-single digits to mid-double digit teens in the United States and mid-single to low-double digits outside of the United States.  The amount of fees and milestone payments, as well as whether we receive royalty payments, will depend on when LG Chem nominates the Additional Immuno-STAT, the number of alleles selected by LG Chem and whether we exercise our option to co-develop and co-commercialize the additional program worldwide, in which case we would share costs and profits instead of receiving royalties and post-option-exercise milestones.

The LG Chem Agreement includes various representations, warranties, covenants, indemnities and other customary provisions. LG Chem may terminate the LG Chem Agreement for convenience or change of control of the Company on a program-by-program, product-by-product or country-by-country basis, or in its entirety, at any time following the notice period set forth in the LG Chem Agreement. Either party may terminate the LG Chem Agreement, in its entirety or on a program-by-program, product-by-product or country-by-country basis, in the event of an uncured material breach. The LG Chem Agreement is also terminable by either party (i) upon the bankruptcy, insolvency or liquidation of the other party or (ii) for certain activities involving the challenge of certain patents controlled by the other party. Unless earlier terminated, the LG Chem Agreement will expire on a product-by-product and country-by-country basis upon the expiration of the applicable royalty term.

Our Intellectual Property

We believe that our current patents and patent applications and any future patents and other proprietary rights that we own, or control through licensing, are and will be essential to our business. We believe that these intellectual property rights will affect our ability to compete effectively with others. We also rely and will rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop, maintain and strengthen our competitive position. We seek to protect these, in part, through confidentiality agreements with certain employees, consultants, advisors and other parties. Our success will depend in part on our ability, and the ability of our licensor, to obtain, maintain (including making periodic filings and payments) and enforce patent protection for our/their intellectual property, including those patents and patent applications to which we have secured exclusive rights.

As of December 31, 2018, we owned or had licensed two patents, twenty pending patent applications in the United States (including twelve pending U.S. provisional patent applications), eight pending international PCT applications and 73 pending foreign patent applications intended to protect the intellectual property underlying our technology. Our patent applications describe certain features of our technologies, including our Immuno-STAT platform, MOD screening, viraTope™, and MOD variants, as well as specific biologic molecules, product candidates, and methods of treatment using our Immuno-STATs. We plan to spend considerable resources and focus in the future on obtaining U.S. and foreign patents. We have and will continue to actively protect our intellectual property. No assurances can be given that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. In addition, any issued patents may be contested, circumvented, found unenforceable or invalid, and we may not be able to successfully enforce our patent rights against third parties. No assurance can be given that others will not independently develop a similar or competing technology or design around any patents that may be issued to us. We intend to expand our international operations in the future and our patent portfolio, copyright, trademark and trade secret protections may not be available or may be limited in foreign countries.

Each of our patents, if and when granted, will generally have a term of 20 years from its respective U.S. non-provisional priority filing date, subject to available extensions. They are thus set to expire no earlier than dates ranging from 2033 to 2038, although there can be no assurance that any of the patent applications will be granted.

Competition

While we believe that our product candidates, technology, knowledge and experience provide us with competitive advantages, we face competition from established and emerging pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.

Furthermore, immunotherapy technologies are advancing at a rapid pace and we anticipate competing with companies developing bi-specific antibodies (e.g., Amgen, Inc., Hoffmann-La Roche and Sutro Biopharma), CAR-T therapies (e.g., Novartis A.G., Juno Therapeutics and Kite Pharma, Inc.), checkpoint inhibitors (e.g., Bristol-Myers Squibb, Merck & Co. and Pfizer, Inc.), antibody drug conjugates (e.g., Seattle Genetics, Inc., ImmunoGen, Inc. and Sorrento Therapeutics), and targeted cytokines (e.g., Nektar/Bristol Myers Squibb and Hoffmann-La Roche) many of which have significantly greater financial and other resources than we have.

Government Regulation and Product Approval

Biological products are subject to rigorous regulation by the U.S. Food and Drug Administration (the “FDA”) and other governmental agency regulations in the United States and in foreign countries. Noncompliance with applicable requirements can result in warning letters, import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals or clearances, recall or seizure of products, operating restrictions, denial of export applications, and criminal prosecution. Failure to obtain regulatory approvals or the restriction, suspension or revocation of regulatory approvals or clearances, as well as any other failure to comply with regulatory requirements, would have a material adverse effect on our business, financial condition and results of operations. In connection with regulatory approval, we will have to comply with the many requirements associated with preclinical and clinical trials, the FDA Biologics License Application (“BLA”) process and FDA manufacturing requirements.  Upon approval of a BLA by the FDA and similar approvals in foreign countries, there will be additional regulation relating to the manufacturing, packaging, distribution, labeling, marketing and promotion of our potential products. These latter regulations are not only found in federal regulation but many states and, of course, foreign countries.

U.S. Biologic Product Development Process

In the United States, the FDA regulates pharmaceutical and biological products under the Federal Food, Drug and Cosmetic Act (the “FDCA”), the Public Health Services Act (the “PHSA”) and implementing regulations. The FDCA, PHSA and their implementing regulations govern, among other things, the research, development, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distributing, marketing and promotion of biologic products. Biologic products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•

completion of preclinical laboratory tests and animal (in vivo) studies in accordance with the FDA’s Good Laboratory Practices (“GLPs”) and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an Investigational New Drug Application (an “IND”), which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, reviewing each clinical site before ach clinical trial may be conducted;
•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as Good Clinical Practices (“GCPs”), and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the biological product candidate for its intended use;

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

•	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and
•	payment of applicable user fees and FDA review and approval, or licensure, of the BLA.

Before testing any biological product candidate, including our product candidates, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLPs. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board (an “IRB”) at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Clinical trials also must be reviewed by an institutional biosafety committee (an “IBC”), a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The biological product candidate is initially introduced into human subjects to test for safety (adverse effects), determine recommended Phase 2 dosing and evaluate any signals of efficacy for specific targeted diseases. The initial human testing is often conducted in patients, rather than in healthy volunteers, in the case of products for severe or life-threatening diseases, especially when the product is inherently toxic.

•

Phase 2. The biological product candidate is evaluated in a limited patient population to identify safety risks, optimize dosing and preliminarily evaluate the efficacy of the product for specific targeted diseases.

•

Phase 3. Clinical trials are undertaken in an expanded patient population at geographically dispersed clinical trial sites to further evaluate dosage, clinical efficacy, potency, and safety. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended indication, particularly for long-term safety follow-up.

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

Cancer immunotherapy products are a relatively new category of biologic products for the FDA. As a result,  there can be no assurance as to the length of the clinical trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of immunotherapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval.

Concurrently with clinical trials, companies usually complete additional studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the biologic product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. FDA BLA Review and Approval Processes

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

If a product receives FDA regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post-marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

Expedited Development and Review Programs

The FDA has various programs, including Fast Track, Breakthrough Therapy Designation, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing products, and/or provide for approval on the basis of surrogate endpoints. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, products that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of products to treat serious diseases and fill an unmet medical need. The request may be made at the time of IND submission and generally no later than the pre-BLA. The FDA will respond within 60 calendar days of receipt of the request. Breakthrough Therapy Designation is available for products that are intended to treat a serious condition where preliminary clinical evidence indicates that the product may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. The request may be made at the time of IND submission and generally no later than the end-of-Phase 2 meeting. The FDA will respond within 60 calendar days of receipt of the request. Breakthrough Therapy Designation conveys all of the Fast Track program features along with more intensive FDA guidance and interaction and eligibility for rolling review and priority review. Priority review, which is requested at the time of BLA or NDA submission, is designed to give products that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months. Although Fast Track, Breakthrough Therapy Designation and priority review do not affect the standards for approval, the FDA will attempt to expedite review of the application. Accelerated approval provides an earlier approval of products to treat serious diseases, and that fill an unmet medical need based on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. Discussions with the FDA about the feasibility of an accelerated approval typically begin early in the development of the product in order to identify, among other things, an appropriate endpoint. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to seven years of orphan product exclusivity. During the seven-year exclusivity period, the FDA may not approve any other applications to market a product containing the same active moiety for the same disease, except in very limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product is clinically superior if it is safer, more effective or makes a major contribution to patient care. Thus, orphan drug exclusivity could block the approval of one of our potential products for seven years if a competitor obtains approval of the same product as defined by the FDA and we are not able to show the clinical superiority of our product candidate or if our product candidate’s indication is determined to be contained within the competitor’s product orphan indication. In addition, the FDA will not recognize orphan drug exclusivity if a sponsor fails to demonstrate upon approval that the product is clinically superior to a previously approved product containing the same active moiety for the same orphan condition, regardless of whether or not the approved product was designated an orphan drug or had orphan drug exclusivity. A product is clinically superior if it is safer, more effective or makes a major contribution to patient care.  Thus, orphan dug exclusivity could block the approval of one of our potential products for seven years if a competitor obtains approval of the same product as defined by the FDA and we are not able to show the clinical superiority of our product candidate or if our product candidate’s indication is determined to be contained within the competitor’s product orphan indication.  In addition, if the FDA grants orphan drug designation, after the drug receives marketing approval for the designated use, in order to receive orphan drug exclusive approval for such use, the sponsor must demonstrate that the drug is actually clinically superior to any previously approved same drug for the same use.  Any claims for clinical superiority could require a head-to-head clinical trial between such drugs.

U.S. FDA Post-Approval Requirements

Any potential biologic products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, GMO regulations, including record-keeping and documentation requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe FDA approved products for off-label uses, if the physicians deem to be appropriate in their professional medical judgment, it is FDA’s position that manufacturers may not market or promote products for such off-label uses.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the quality and long-term stability of the product. We expect to rely on third parties for the manufacturing of clinical and commercial quantities of our potential products in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval. The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our potential products under development.

Failure to comply with the applicable U.S. FDA requirements at any time during the biologic product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal actions and adverse publicity. These actions could include refusal to approve pending applications or supplemental applications, withdrawal of an approval, clinical hold, suspension or termination of clinical trials by an IRB, warning or untitled letters, recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines or other monetary penalties, refusals of government contracts, mandated corrective advertising and promotion or communications to healthcare professionals or patients, debarment, restitution, disgorgement of profits or other civil or criminal penalties.

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

Other Health Care Laws and Regulations

In the United States, among other things, the research, manufacturing, distribution, sale and promotion of biologic products are potentially subject to regulation and enforcement by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, state Attorneys General and other state and local government agencies. Our current and future business activities, including for example, sales, marketing and scientific/educational grant programs must comply with health care regulatory laws, as applicable, which may include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, in exchange for, or to induce, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers on the other;

•

the federal False Claims Act or FCA, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent. Federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, also may implicate the FCA;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•

the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, other healthcare professionals and teaching hospitals, and ownership and investment interests held by physicians and other healthcare professionals and their immediate family members;

•

Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•

State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to: items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare professionals and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare professionals or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Violation of any of the laws described above or any other governmental laws and regulations may result in penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, refusal to allow us to enter into supply contracts, including government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.  We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

As of December 31, 2018, we had 46 full-time employees and one part-time employee. Substantially all of our employees are in Cambridge, Massachusetts. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good. Additionally, we utilize independent contractors and other third parties to assist with various aspects of our drug and product development.

Status as an Emerging Growth Company

We are an “emerging growth company” as that term is defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until. private companies (i.e., those that have not had a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”), or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with such new or revised financial accounting standards. The JOBS Act also provides that an emerging growth company can elect to opt out of the extended transition period provided by Section 102(b)(1) of the JOBS Act and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have irrevocably elected to opt out of this extended transition period provided by Section 102(b)(1) of the JOBS Act. Even though we have elected to opt out of the extended transition period, we may still take advantage of all of the other provisions of the JOBS Act, which include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Risks Related to Our Business

We are a preclinical stage biopharmaceutical company, have no history of generating commercial revenue, have a history of operating losses, and we may never achieve or maintain profitability.

We are a preclinical stage biopharmaceutical company. We have a limited operating history and only a preliminary business plan upon which investors may evaluate our prospects. We have never generated revenue from product sales and have a history of losses from operations. As of December 31, 2018, we had an accumulated deficit of approximately $72,239,090. Our ability to achieve commercial revenue-generating operations and, ultimately, achieve profitability will depend on whether we can obtain additional capital when we need it, complete the development of our technology, receive regulatory approval of our planned product candidates and find strategic collaborators that can incorporate our planned products candidates into new or existing drugs which can be successfully commercialized. There can be no assurance that we will ever generate commercial revenues or achieve profitability.

We currently do not have, and may never develop, any FDA-approved or commercialized products.

We currently do not have any products approved by the FDA or any other regulatory agency or any commercialized products and thus have never generated commercial revenue from product sales. We have not yet sought to obtain any regulatory approvals for any planned product candidates in the United States or in any foreign market. Therefore, any estimated timing for our planned product candidates to be commercialized would be highly speculative.

To date, we have invested substantial resources in an exclusive license with Einstein that forms the foundation for our planned product candidates and potential applications. For us to develop any products that might ultimately be commercialized, we will have to invest further time and capital in research and product development, regulatory compliance and market development. Therefore, we and our licensor, prospective business partners and other collaborators may never develop any products that can be commercialized. All of our development efforts will require substantial additional funding, none of which may result in any commercial revenue. Our efforts may not lead to commercially successful products for a number of reasons, including:

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
•

our technology may not prove to be safe and effective in clinical trials or preclinical studies and our planned product candidates may have adverse side effects which outweigh any potential benefit to patients;

•	we may not be able to identify suitable collaborators to complete development or commercialization of our potential products;
•	we may not be able to maintain, protect or expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;

•	any future products that are ultimately approved by the FDA or other regulatory bodies may not be commercially accepted in the marketplace by physicians or patients;
•	any future products that are ultimately approved by the FDA or other regulatory bodies may not be able to be manufactured in commercial quantities or at an acceptable cost;
•

physicians may not receive any reimbursement from third-party payors, or the level of reimbursement may be insufficient to support widespread adoption of any of our future products once approved by the FDA or other regulatory bodies; and

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

We have no history of conducting clinical trials or commercializing biologic products, which may make it difficult to evaluate the prospects for our future viability.

Our operations to date have been limited to financing and staffing our company, conducting research and developing our core technologies, and identifying and optimizing our lead product clinical candidates. Although we have recruited a team that has experience with clinical trials in the United States, as a company, we have no experience conducting clinical trials in any jurisdiction and have not had previous experience commercializing product candidates or submitting an investigational new drug application (“IND”) or a BLA to the FDA or similar submissions to initiate clinical trials or obtain marketing authorization to foreign regulatory authorities. We cannot be certain that planned clinical trials will begin or be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other regulatory authorities, or that, if regulatory approval is obtained, our product candidates can be successfully commercialized. Clinical trials and commercializing our product candidates will require significant additional financial and management resources, and reliance on third-party clinical investigators, contract research organizations (“CROs”), consultants and collaborators. Relying on third-party clinical investigators, CROs or collaborators may result in delays that are outside of our control.

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

•	conditions imposed by the FDA or a foreign regulatory authority regarding the number, scope or design of our clinical trials;

•	delays in enrolling patients in clinical trials;

•	high drop-out rates of patients;

•	inadequate supply or quality of clinical trial materials or other supplies necessary to conduct our clinical trials;

•	greater than anticipated clinical trial costs;

•	poor effectiveness or unacceptable side effects of our product candidates during clinical trials;

•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;

•	difficulty in establishing or managing relationships with contract research organizations, or CROs, and clinical investigators;

•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

•	serious and unexpected drug-related side effects or other safety issues experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;

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

In order to obtain marketing approval for any of our biologic product candidates, we must demonstrate the safety, purity, and efficacy of the product candidate for the relevant clinical indication or indications through preclinical studies and clinical trials as well as additional supporting data. If our product candidates are associated with undesirable side effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

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

Further, if any of our product candidates obtains marketing approval, toxicities associated with our product candidates may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional warnings being added to the labeling, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or clinical testing. However, any such event, were it to occur, would cause substantial harm to our business and financial condition and would result in the diversion of our management’s attention.

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Results from preclinical studies or previous clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in preclinical studies or having successfully advanced through initial clinical trials or preliminary stages of clinical trials. There can be no assurance that the results seen in preclinical studies for any of our product candidates ultimately will result in success in clinical trials or that results seen in Phase 1 or 2 trials will be replicated in Phase 3 trials.

There is a high failure rate for drugs and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy or requirements during the period of our product candidate development. Any such delays could materially and adversely affect our business, financial condition, results of operations and prospects.

We plan to seek collaborations or strategic alliances. However, we may not be able to establish such relationships, and relationships we have established may not provide the expected benefits.

On November 14, 2017, we entered into an Exclusive Patent License and Research Collaboration Agreement (“Merck Agreement”) with Merck Sharpe & Dohme Corp. (“Merck”) under which Merck will partner with us in the development of our Immuno-STATs targeting certain autoimmune diseases. Pursuant to the Merck Agreement, Merck will acquire rights to develop, commercialize and sell Immuno-STATs relating to autoimmune disease and, in exchange for such rights, has agreed to make payments to us that include a licensing fee, milestone payments and sales royalties. Effective November 6, 2018, we entered into a Collaboration, License and Option Agreement (the “LG Chem Agreement”) with LG Chem, Ltd. (“LG Chem”), related to the development of the Company’s Immuno-STATs focused in the field of oncology. Pursuant to the LG Chem Agreement, we have granted certain exclusive license rights to LG Chem Australia and in certain countries in Asia and LG Chem has agreed to provide certain services to us and to make payments to us that include a licensing fees, milestone payments and sales royalties.  These agreements do not commit Merck or LG Chem to a long-term relationship and they may disengage with us at any time.

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

Any of these relationships may require us to incur non-recurring and other charges, give up certain rights relating to our intellectual property and research and development activities, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, issue debt which may require liens on our assets and which will increase our monthly expense obligations, or disrupt our management and business. Moreover, we may not be successful in our efforts to establish additional strategic partnerships or other alternative arrangements for our planned product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our planned product candidates as having the requisite potential to demonstrate safety, purity, and efficacy. If we are unable to establish additional strategic partnerships or other alternative arrangements to develop our product candidates, the costs for us to independently develop our product candidates may be higher than we currently anticipate, which could materially harm our business prospects, financial condition and results of operation.

•	Further, collaborations involving our planned product candidates are subject to numerous risks, which may include the following:

•	our collaborators may have significant discretion in determining the efforts and resources that they will apply to our collaboration as compared to their other then-existing collaborations;

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

Our collaboration agreements with Merck and LG Chem contain exclusivity and forbearance provisions that restrict our research and development activities.

We have granted to Merck under the Merck Agreement an exclusive license under certain of our patent rights, including a sublicense of patent rights licensed from Einstein, to the extent applicable to the specific Immuno-STAT™ that are elected to be developed by Merck. From the effective date of the Merck Agreement until the earlier of (i) the first achievement of demonstration of certain biologically relevant effects for a product candidate (“Proof of Mechanism”) or (ii) 18 months after we notify the joint steering committee that the first product candidate has been synthesized under the research program, we are required to forebear from researching, developing or licensing to a third party rights related to any Immuno-STATs Biologics™ drug candidate for the treatment of autoimmune diseases other than pursuant to the Merck Agreement. On July 12, 2018, the Company announced the generation of the first product candidate, establishing the end-date of the forbearance period as no later than December 14, 2019. In addition, so long as Merck continues product development on a CUE product candidate that has demonstrated Proof of Mechanism (a “Proposed Product Candidate”), we are restricted from conducting any development activities within the initial indication covered by such Proposed Product Candidate other than pursuant to the Merck Agreement.

Additionally, we have granted to LG Chem under the LG Chem Agreement an exclusive license to develop, manufacture and commercialize CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens (“Product Candidates”), in Australia and certain Asian countries (the “LG Chem Territory”). Under the LG Chem Agreement, the Company will engineer the selected Immuno-STAT for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, while LG Chem will establish a chemistry, manufacturing and controls (“CMC”) process for the development and commercialization of Product Candidates. In addition, LG Chem has the option to select one additional Immuno-STAT for an oncology target within two years of the effective date of the Agreement for an exclusive worldwide development and commercialization license.

These restrictions on our development, manufacturing, and commercialization activities could impact our ability to successfully develop certain product candidates, which could harm our future business prospects for commercializing drugs for those product candidates.

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

Research programs to pursue the development of our planned product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying potential indications and/or product candidates;

•	our key platform technologies, Immuno-STAT Biologics™ and MOD™, may not adequately enable us to design, discover and validate product candidates;

•	potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective drugs; or

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

Immunotherapy technologies are advancing at a rapid pace and we anticipate competing with companies developing bi-specific antibodies (e.g., Amgen, Inc., Hoffmann-La Roche and Sutro Biopharma), CAR-T therapies (e.g., Novartis A.G., Juno Therapeutics and Kite Pharma, Inc.), checkpoint inhibitors (e.g., Bristol-Myers Squibb, Merck & Co. and Pfizer, Inc.), antibody drug conjugates (e.g., Seattle Genetics, Inc., ImmunoGen, Inc. and Sorrento Therapeutics), and targeted cytokines (e.g., Nektar/Bristol Myers Squibb and Hoffmann-La Roche) many of which have significantly greater financial and other resources than we currently have.

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

We are highly dependent upon the principal members of our management team, including Daniel Passeri, M.Sc., our President and Chief Executive Officer, Anish Suri, our Chief Scientific Officer, Bethany Mancilla, our Senior Vice President and Chief Business Officer, Kenneth Pienta, our Acting Chief Medical Officer, and other members of our scientific and clinical advisory team, including Steven Almo, Ph.D., the Chairman of our Scientific and Clinical Advisory Board. Our team has significant experience and knowledge of oncology drug discovery and development, T cell modulation, protein biochemistry and immunological assays, and the loss of any current or future team member could impair our ability to design, identify, and develop new intellectual property and product candidates and new scientific or product ideas. Additionally, if we lose the services of any of these persons, we would likely be forced to expend significant time and money in the pursuit of replacements, which may result in a delay in the development of our product candidates and the implementation of our business plan and plan of operations and diversion of our management’s attention. We can give no assurance that we could find satisfactory replacements for our current and future key scientific and management employees on terms that would not be unduly expensive or burdensome to us.

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

Risks Related to Intellectual Property and Other Legal Matters

If we or our licensor are unable to protect our or its intellectual property, then our financial condition, results of operations and the value of our technology and potential products could be adversely affected.

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

We hold an exclusive license from Einstein to intellectual property relating to identification of novel immunomodulators, novel epitopes, and novel immunotherapy drugs. This license imposes various developmental milestone obligations on us. If we fail to comply with any obligations under the license agreement and fail to cure such noncompliance, Einstein will have the right to terminate the agreement and our license. The existing patent applications or future patents to which we have rights based on our agreements with Einstein may be too specific and narrowly construed to prevent third parties from developing or designing around the protection provided by these patents. Additionally, we may lose our rights to the patents and patent applications we license in the event of termination of the license agreement. There is no assurance that we will be successful in meeting all of the milestones in the future on a timely basis or that this important license agreement will not be terminated for other reasons, depriving us of significant rights. The termination of this license agreement would have a material adverse effect on our financial condition, results of operations, and prospects.

If we are unable to patent and protect the intellectual property used in our potential products, others may be able to copy our innovations, which may impair our ability to compete effectively in our markets.

The strength of our anticipated patents will involve complex legal and scientific matters and can be uncertain. As of December 31, 2018, we owned or have had licensed 14 pending patent applications in the United States (including 11 pending U.S. provisional patent applications), four pending international PCT applications and 34 pending foreign patent applications intended to protect the intellectual property underlying our technology. Our patent applications describe certain features of our technologies, including our Immuno-STAT Biologics™ platform, MOD Screening, viraTope™, and MOD variants, as well as specific biologic molecules, product candidates, and methods of treatment using Immuno-STATs. Our anticipated patents may be challenged or fail to result in issued patents and anticipated patents may be too specific and narrowly construed to prevent third parties from developing or designing around the protections provided by our intellectual property and in that event we may lose competitive advantage and our business may suffer. Further, the patent and patent applications that we license or have filed may fail to result in issued patents or the claims may need to be amended. Even after amendment, a patent may not issue. In that event, we may not obtain the exclusive use of the intellectual property that we seek and we may lose competitive advantage, which could result in harm to our business.

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

Many U.S.-based companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor the enforcement of patents, trade secrets and other intellectual property, particularly those relating to biopharmaceutical products, which could make it difficult in those jurisdictions for us to stop the infringement or misappropriation of our patents or other intellectual property rights, or the marketing of competing drugs in violation of our proprietary rights. Proceedings to enforce our patent and other intellectual property rights in non-U.S. jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.

Furthermore, such proceedings could put our patents at risk of being invalidated, held unenforceable or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims of infringement or misappropriation against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop.

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

Some intellectual property that we have in-licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

The majority of the intellectual property rights we have licensed are generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the normal statutory term of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Further, normal statutory patent terms may be limited in the U.S. in the event there is a determination that the claims in different patents are directed to obvious variants of the same invention, which can negatively impact the normal statutory patent term. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

Depending upon the timing, duration and conditions of any FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval, and the scope of protection is not the full scope of the claims but is instead limited to the approved drug, a method for using it or a method for manufacturing it may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, and our competitive position, business, financial condition, results of operations, and prospects could be materially harmed.

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

We will be subject to stringent domestic and foreign regulation in respect of any potential products. The regulatory approval processes of the FDA and other comparable regulatory authorities outside the United States are lengthy, time-consuming and inherently unpredictable. Any unfavorable regulatory action may materially and adversely affect our future financial condition and business operations.

Our potential products, further development activities and manufacturing and distribution, once developed and determined, will be subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, and the safety and effectiveness of our drugs. The process of obtaining marketing approval from the FDA and comparable foreign bodies for new products, or for enhancements, expansion of the indications or modifications to existing products, could:

•	take a significant, indeterminate amount of time;

•	require the expenditure of substantial resources;

•	involve rigorous preclinical and clinical testing, and possibly post-market surveillance;

•	involve modifications, of our potential products;

•	result in limitations on the indicated uses of our potential products; or

•	result in our never being granted the regulatory approval we seek.

Any of these occurrences may cause our operations or potential for success to suffer, harm our competitive standing and result in further losses that adversely affect our financial condition. We will have ongoing responsibilities under FDA and international regulations, both before and after a product is approved and commercially released. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. If the FDA were to conclude that there is non-compliance with applicable laws or regulations, or that any of our potential therapeutics are ineffective or pose an unreasonable health risk, the FDA could ban such drugs, detain or seize such drugs, order a recall, of such drugs, or require us to notify health professionals and others that the drugs present unreasonable risks of substantial harm to the public health. Additionally, the FDA may impose other operating restrictions, enjoin and restrain certain violations of applicable law pertaining to therapeutics and assess civil or criminal penalties against us, our officers, our employees, or our collaborative partners. The FDA has increased its scrutiny of the therapeutic industry and U.S. and foreign governments are expected to continue to scrutinize the industry closely with inspections and possibly enforcement actions by the FDA or other agencies. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively commercializing our potential products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our financial condition and results of operations.

We may seek orphan drug designation for one or more of our product candidates, but even if such designation is granted, we may be unable to maintain any benefits associated with orphan drug designation, including market exclusivity.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition or for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for a disease or condition will be recovered from sales in the United States for that drug or biologic. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity.

We may seek orphan drug designation for one or more of our products candidates, but the FDA may not approve any such request. Even if the FDA grants orphan drug designation to one or more of our product candidates, exclusive marketing rights in the United States may be limited if we seek FDA marketing approval for an indication broader than the orphan designated indication. Additionally, any product candidate that initially receives orphan drug designation, may lose such designation if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, others may obtain orphan drug exclusivity  for products addressing the same diseases or conditions as products we are developing, thus limiting our ability to compete in the markets addressing such diseases or conditions for a significant period of time.

We may seek fast-track designation or breakthrough therapy and priority review programs for our product candidates. Even if received, fast-track designation or breakthrough therapy designation may not actually lead to a faster review process.

We aim to benefit from the FDA’s fast track, breakthrough therapy and priority review programs. However, our drug product candidates may not receive an FDA fast-track designation, breakthrough therapy designation, or priority review. Without fast-track designation, submitting a BLA, and getting through the regulatory process to gain marketing approval is a lengthy process. Under fast-track designation, the FDA may initiate review of sections of a fast-track drug’s BLA before the application is complete. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the BLA is submitted. Additionally, the fast-track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

The FDA has also established breakthrough therapy designation, which is for a product that is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner. We may seek breakthrough therapy designation for one or more of our product candidates, but there can be no assurance that we will receive such designation.

Under the FDA policies, a product candidate is eligible for priority review, or review within a six-month time frame from the time a complete BLA is accepted for filing, if the product candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast-track or breakthrough therapy designated drug candidate would ordinarily meet the FDA’s criteria for priority review.

The fast-track or breakthrough therapy designation for our drug product candidates, if either obtained, may not actually lead to a faster review process and a delay in the review process or in the approval of our potential products will delay revenue from their potential sales and will increase the capital necessary to fund these product development programs.

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

The number of preclinical and clinical tests that will be required for regulatory approval varies depending on the disease or condition to be treated, the method of treatment, the nature of the drug, the jurisdiction in which approval is sought and the applicable regulations. Regulatory agencies can delay, limit or deny approval of a product for many reasons. For example, regulatory agencies may:

•	not deem a therapeutic to be safe or effective;

•	interpret data from preclinical and clinical testing differently than we do;

•	not approve the manufacturing processes;

•	conclude that our product candidate does not meet quality standards for durability, long-term reliability, biocompatibility, compatibility, or safety; and

•	change their approval policies or adopt new regulations.

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

Even if a potential therapeutic of ours is approved, it may not be approved for the indications that are necessary or desirable for successful commercialization. Our preference will be to obtain as broad an indication as possible for use in connection with the particular disease and treatment for which it is designed. However, the final indication may be more limited than originally sought. The limitation on use may make the product commercially less viable and more difficult, if not impractical, to market.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA or foreign regulatory agencies may also require a risk evaluation and mitigation strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing processes (“cGMPs”) and good clinical practices (“GCPs”) for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications submitted by us or suspension or revocation of license approvals;

•	product seizure or detention, or refusal to permit the import or export of our product candidates; and

•	injunctions or the imposition of civil or criminal penalties.

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

If commercial third-party payors or government payors fail to provide coverage or adequate reimbursement, our revenue and prospects for profitability would be harmed.

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

There is increased uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement. Adverse pricing limitations may hinder our ability to recoup our investment in one or more future product candidates, even if our future product candidates obtain regulatory approval. Adverse pricing limitations prior to approval will also adversely affect us by reducing our commercial potential. Our ability to commercialize any potential products successfully also will depend in part on the extent to which reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers, pharmacy benefit managers, and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

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

We do not expect to generate any commercial revenues until we successfully complete development of our first potential products and we are able to successfully commercialize them through sales and licensing. We have not yet demonstrated our ability to generate commercial revenue, and we may never be able to produce commercial revenues or operate on a profitable basis. As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future. Our planned product candidates may never be approved or become commercially viable. Even if we and our collaborators are able to commercialize our technology, which may include licensing, we may never recover our research and development expenses.

We expect to require additional financing to support our growth and ongoing operations. Additional capital may be difficult to obtain, restrict our operations, require us to relinquish rights to our technologies or product candidates, encumber our assets and result in ongoing debt service cost, or result in additional dilution to our stockholders.

Our business will require additional capital for implementation of our long-term business plan and product development and commercialization. As we require additional funds, we may seek to fund our operations through the sale of additional equity securities, debt financing and/or strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on favorable terms.

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

We will remain an “emerging growth company” for up to five years following the initial public offering of our common stock, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

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

The trading market for our securities is influenced by the research and reports that industry or securities analysts publish about us or our business. We currently have one securities and industry analyst providing research coverage. If few analysts commence research coverage of us, or one or more of the analysts who cover us issues an adverse opinion about our company, the price of our securities would likely decline. If one or more of these analysts ceases research coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our securities or trading volume to decline.

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

All decisions with respect to the management of the company will be made by our board of directors and our officers, who beneficially own approximately 16.1% of our common stock at December 31, 2018, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such percentage includes the approximately 8.0% of our common stock beneficially owned by MDB Capital Group, LLC (“MDB”), which served as the underwriter in our initial public offering and placement agent in previous private placements of our common stock, and of which three of our nine directors are employee. As a result, management and MDB will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the company or changes in management, in each case, which other stockholders might find favorable, and will make the approval of certain transactions difficult without the support of these significant stockholders.

We expect to continue to incur significant costs as a result of being a public company that reports to the Securities and Exchange Commission and our management will be required to devote substantial time to meet compliance obligations.

As a public company reporting to the Securities and Exchange Commission (“SEC”), we incur significant legal, accounting and other expenses. We are subject to reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Wall Street Reform and Protection Act that increase public companies’ legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on personnel, systems and resources. Our management and other personnel are expected to devote a substantial amount of time to these compliance initiatives. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal office is located in Cambridge, Massachusetts. We currently lease approximately 19,800 square feet of office and laboratory space.  We expect to use this space as our new principal executive offices and for general office, research and development, and laboratory uses. The monthly rent payments due under this lease agreement will be approximately $297,500 for the first 18 months of the term and increase to approximately $330,500 for the remaining 18 months of the term.  We also lease additional laboratory space consisting of four procedure and holding rooms.  The monthly payments due under this lease agreement will be approximately $72,600 for the first 12 months of the term and increase to approximately $78,600 which expires on April 30, 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range and Holders of Common Stock

Our shares of common stock have been listed on the Nasdaq Capital Market under the symbol “CUE” since January 2, 2018. Prior to that date, there was no public trading market for our common stock.  The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

Year Ended December 31, 2018	High	Low
First Quarter	$17.99	$11.10
Second Quarter	$14.80	$10.30
Third Quarter	$12.12	$7.57
Fourth Quarter	$9.24	$4.16

On March 7, 2019 the last reported sale price of our common stock was $6.35.

On March 7, 2019, there were 73 holders of record of our common stock.

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

Consolidated Statement of Operations and Comprehensive Loss Data:

	Year Ended
	December 31,
	2018	2017
Collaboration revenue	$1,142,604	$—
Operating expenses:
General and administrative	11,295,211	4,333,542
Research and development	28,544,051	18,900,328
Total operating expenses	39,839,262	23,233,870
Loss from operations	(38,696,658)	(23,233,870)
Other income (expense):
Interest income	376,008	35
Other income (expense), net	165,337	—
Total other income (expense)	541,345	35
Loss before provision for income taxes	(38,155,313)
Provision for income taxes	(825,000)	—
Net loss	(38,980,313)	(23,233,835)
Unrealized gains (losses) from available-for-sale securities, net of tax of $0	(10,958)	—
Comprehensive loss	$(38,991,271)	$(23,233,835)
Net loss per common share – basic and diluted	$(1.94)	$(2.16)
Weighted average common shares outstanding – basic and diluted	20,134,065	10,732,449

Balance Sheet Data:

	2018	2017
Cash	$20,800,284	$63,533,649
Marketable securities	$18,412,500	—
Restricted cash, short term	50,068	50,068
Working capital	34,393,261	59,718,357
Total assets	45,363,100	66,953,834
Total stockholders’ equity	33,971,469	61,607,178

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

Plan of Operation

The Company’s technology is in the development phase. The Company believes that its licensed platforms have the potential for creating a robust pipeline of product candidates addressing multiple medical indications. The Company intends to maximize the value and probability of commercialization of its Immuno-STAT™ product candidates by focusing on research, testing, optimizing, conducting pilot studies, performing early stage clinical development and partnering for more extensive, later stages of clinical development, as well as seeking extensive patent protection and intellectual property development.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments, including those described below, on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements appearing elsewhere in this Form 10-K, we believe that the estimates and assumptions involved in the following accounting policies may have the greatest potential impact on our financial statements and, therefore, consider these to be critical for fully understanding and evaluating our financial condition and results of operations.

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

The Company recognizes collaboration revenue under certain of the Company’s license or collaboration agreements that are within the scope of ASC 606. The Company’s contracts with customers typically include promises related to licenses to intellectual property and research and development services.  If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. Accordingly, the transaction price is generally comprised of a fixed fee due at contract inception and variable consideration in the form of milestone payments due upon the achievement of specified events and tiered royalties earned when customers recognize net sales of licensed products. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes the “most likely amount” method to estimate the amount of variable consideration, to predict the amount of consideration to which it will be entitled for its one open contract. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of each arrangement that includes development and regulatory milestone payments, the Company evaluates whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. Currently, the Company has one contract with an option to acquire additional goods and/or services in the form of additional research and development services for additional product candidates.

Research and Development Costs

Research and development expenses consist primarily of compensation costs, fees paid to consultants, outside service providers and organizations (including research institutes at universities), facility costs, and development and clinical trial costs with respect to the Company’s product candidates.

Research and development expenses incurred under contracts are expensed ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different pattern of expense recognition is more appropriate. Other research and development expenses are charged to operations as incurred. Payments made pursuant to research and development contracts are initially recorded as research and development contract advances in the Company’s balance sheet and then charged to research and development expenses in the Company’s statement of operations as those contract services are performed. Expenses incurred under research and development contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s balance sheet, with a corresponding charge to research and development expenses in the Company’s statement of operations.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to provide updated guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration, and the presentation of sales and other similar taxes collected from customers. Collectively these amendments are referred to as “ASC 606”. The Company generated collaboration revenue in 2018.

ASC 606 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP providing a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard during 2018. The Company has recorded approximately $1,142,604 in collaboration revenue for the year ended December 31, 2018 pursuant to this guidance.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We elected to adopt the package of practical expedients, which among other things, allows us to carry forward the historical lease classification and combine leas and non-lease components as a single lease component. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company will adopt the provisions of ASU 2016-02 in the quarter beginning January 1, 2019.This adoption approach will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. The adoption of this ASU will result in the recognition of a right of use asset of approximately $9,692,000 and lease liability of approximately $9,347,000.

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

	December 31,
in thousands	2018	2017
Cash and cash equivalents	$20,800	$63,533
Restricted cash included in prepaid expenses and other current assets	50	50
Restricted cash included in other non-current assets	150	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$21,000	$63,583

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

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions.  The new guidance expands the scope of Accounting Standards Codification (ASC) 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50.  The ASU aligns much of the measurement and classification guidance for share-based payments to nonemployees with that for share-based payments to employees.  The guidance is effective for public business entities (PBEs) in annual periods beginning after December 15, 2018. For all other entities, it is effective in annual periods beginning after 15 December 2019, and interim periods within annual periods beginning after 15 December 2020. Early adoption is permitted. The Company adopted ASU 2018-07 on October 1, 2018.  Management valued all non-employee option awards as of this date by estimating the fair value of the awarded options using a Black-Scholes option-pricing model and expected term and data inputs as of October 1, 2018.

In accordance with ASU 2018-07, management compared the cumulative amounts that were recorded for the non-employee option awards through the end of the reporting period immediately preceding the date of adoption, September 30, 2018, to the cumulative amounts that should be recognized at the adoption date, October 1, 2018, to calculate the transition adjustment. The cumulative effect of the transition adjustment was de minimus and therefore no adjustment was made to the Company’s financial records.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Significant Contracts and Agreements Related to Research and Development Activities

License Agreement

On January 14, 2015, the Company entered into a license agreement, as amended and restated on July 31, 2017 (the “Einstein License”), with Einstein for certain patent rights (the “Patents”) relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides.

The Company holds an exclusive worldwide license, with the right to sublicense, import, make, have made, use, provide, offer to sell, and sell all products, processes and services that use the patents covered by the Einstein License, including certain technology received from Einstein related thereto (the “Licensed Products”). Under the Einstein License, the Company is required to:

•	Pay royalties based on certain percentage of proceeds, as defined in the Einstein License, from sales of Licensed Products, including sublicense agreements.
•	Pay escalating annual maintenance fees, which are non-refundable, but are creditable against the amount due to Einstein for royalties.
•	Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. At December 31, 2018, none of these milestones had been achieved by the Company.
•	Incur minimum product development costs per year until the first commercial sale of the first Licensed Product.

The Company was in compliance with its obligations under the Einstein License at December 31, 2018 and 2017.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if the Company fails to meet its obligations thereunder.

The Company accounts for the costs incurred in connection with the Einstein License in accordance with ASC 730, Research and Development. For the years ended December 31, 2018 and 2017, costs incurred with respect to the Einstein License aggregated $487,929 and $5,084,708, respectively. Such costs are included in research and development costs in the statements of operations.

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

On March 7, 2017, the Company entered into an agreement with Catalent for Catalent to provide services on a sequential milestone basis with respect to the development and manufacture of the Company’s lead product candidate, CUE-101. The services under the agreement are designed to support the preparation and filing of an Investigational New Drug Application with the United States Food and Drug Administration to allow for the commencement of a Phase 1 clinical trial of CUE-101 in the United States. The Company incurred total direct costs under this agreement aggregating approximately $4,422,000 and $2,400,000 during the years ended December 31, 2018 and 2017, respectively, and currently estimates that it will incur an additional $314,000 of such costs during the year ended December 31, 2019. These amounts are recorded in research and development expenses in the statement of operations and comprehensive loss. The Company expects that certain of these payments will consist of nonrefundable advance payments for which the Company anticipates receiving the contracted services within 12 months from the date of payment. Management periodically reviews and updates the project’s estimated budget and timeline.

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

Collaboration Agreement with Merck

On November 14, 2017, we entered into the Merck Agreement with Merck for a partnership to research and develop certain of our proprietary biologics that target certain autoimmune disease initial indications. We view this Merck Agreement as a component of our development strategy since it will allow us to advance our autoimmune programs in partnership with a world class pharmaceutical company, while also continuing our focus on our more advanced cancer programs. The research program outlined in the Merck Agreement entails (1) our research, discovery and development of certain Immuno-STAT ™ product candidates up to the point of demonstration of certain biologically relevant effects (“Proof of Mechanism”) and (2) the further development by Merck of the Immuno-STAT™ product candidates that have demonstrated Proof of Mechanism (the “Proposed Product Candidates”) up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates’ profiles as described in the Merck Agreement.

For the purposes of this collaboration, we have granted to Merck under the Merck Agreement an exclusive license under certain of our patent rights, including a sublicense of patent rights licensed from Einstein, to the extent applicable to the specific Immuno-STATs™ that are elected to be developed by Merck. From the effective date of the Merck Agreement until the earlier of  (i) the first achievement of Proof of Mechanism for a Immuno-STAT™ product candidate or (ii) 18 months after we notify the joint steering committee that the first Product Candidate has been synthesized under the research program, we are required to forebear from researching, developing or licensing to a third party rights related to any Immuno-STAT™ product candidate for the treatment of autoimmune diseases other than pursuant to the Merck Agreement. In addition, so long as Merck continues product development on a Proposed Product Candidate, we are restricted from conducting any development activities within the Initial Indication covered by such Proposed Product Candidate other than pursuant to the Merck Agreement. The Company is not required to forbear at any time, however, from developing other Immuno-STATs™ for use in therapeutic areas other than autoimmune diseases, e.g., for use in treating cancer or infectious diseases.

In exchange for the licenses and other rights granted to Merck under the Merck Agreement, Merck paid to us a $2.5 million nonrefundable up-front payment. Additionally, we may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, we are eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Merck Agreement requires us to use the first $2.5 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales.  The Company recorded approximately $1,142,605 in revenue for the year ended December 31, 2018 related to this collaboration agreement, compared to $0 recorded in 2017.

The term of the Merck Agreement extends until the expiration of all royalty obligations following a product candidate’s receipt of marketing authorization, at which point Merck’s licenses and sublicenses granted under the agreement shall become fully paid-up, perpetual licenses and sublicenses, as applicable. Royalties on each product subject to the Merck Agreement shall continue on a country-by-country basis until the expiration of the later of: (1) the last-to-expire patent claiming the compound on which such product is based and (2) a period of ten years after the first commercial sale of such product in such country.

Notwithstanding the foregoing, Merck may terminate the Merck Agreement at any time upon 30 days’ notice to the Company. The Merck Agreement may also be terminated by either party if the other party is in breach of its obligations thereunder and fails to cure such breach within 90 days after notice or by either party if the other party files for bankruptcy or other similar insolvency proceedings.

Collaboration Agreement with LG Chem

Effective November 6, 2018, we entered into the LG Chem Agreement with LG Chem, related to the development of Immuno-STATs focused in the field of oncology.

Pursuant to the LG Chem Agreement, we granted LG Chem an exclusive license to develop, manufacture and commercialize our lead product, CUE-101, as well as Immuno-STATs that target T-cells against two additional cancer antigens (“Product Candidates”), in Australia, Japan, Republic of Korea, Singapore, Malaysia, Vietnam, Thailand, Philippines, Indonesia, China (including Macau and Hong Kong) and Taiwan (collectively, the “LG Chem Territory”). We retain rights to develop and commercialize all assets included in the LG Chem Agreement in the United States and in global markets outside of the LG Chem Territory. Under the LG Chem Agreement, we will engineer the selected Immuno-STATs for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, thereby enhancing Cue’s market reach by providing for greater patient coverage of populations in global markets, while LG Chem will establish a chemistry, manufacturing and controls (“CMC”) process for the development and commercialization of selected Product Candidates. In addition, LG Chem has the option to select one additional Immuno-STAT for an oncology target (an “Additional Immuno-STAT”) within two years of the effective date of the LG Chem Agreement for an exclusive worldwide development and commercialization license. If LG Chem exercises this option, then the parties will execute a license and collaboration agreement (“Global License and Collaboration Agreement”) setting forth the terms and conditions relating to such arrangement. We will retain an option to co-develop and co-commercialize the additional program worldwide.

Under the terms of the LG Chem Agreement, LG Chem paid us a $5.0 million non-refundable, non-creditable upfront payment and purchased approximately $5.0 million of shares of our common stock at a price per share equal to a twenty percent (20%) premium to the volume weighted-average closing price per share over the thirty (30) trading day period immediately prior to the effective date of the LG Chem Agreement. We are also eligible to receive additional aggregate payments of approximately $400 million if certain research, development, regulatory and commercial milestones are successfully achieved. In addition, the LG Chem Agreement also provides that LG Chem will pay us tiered single-digit royalties on net sales of commercialized Product Candidates (“Collaboration Products”)  in the LG Chem Territory on a product-by-product and country-by-country basis, until the later of expiration of patent rights in a country, the expiration of regulatory exclusivity in such country, or ten years after the first commercial sale of a Collaboration Product in such country, subject to certain royalty step-down provisions set forth in the LG Chem Agreement.

Pursuant to the LG Chem Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products.  In return for performing CMC process development, LG Chem is eligible to receive low-single digit royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. Furthermore, should the parties enter into a Global License and Collaboration Agreement for an Additional Immuno-STAT, LG Chem will pay us a one-time, non-refundable, non-creditable upfront payment and we will be eligible to receive up to approximately $470 to $675 million in fees and milestone payments as well as tiered royalty payments on future global sales that range from high-single digits to mid-double digit teens in the United States and mid-single to low-double digits outside of the United States.  The amount of fees and milestone payments, as well as whether we receive royalty payments, will depend on when LG Chem nominates the Additional Immuno-STAT Biologic, the number of alleles selected by LG Chem and whether we exercise our option to co-develop and co-commercialize the additional program worldwide, in which case we would share costs and profits instead of receiving royalties and post-option-exercise milestones.

The LG Chem Agreement includes various representations, warranties, covenants, indemnities and other customary provisions. LG Chem may terminate the LG Chem Agreement for convenience or change of control of the Company on a program-by-program, product-by-product or country-by-country basis, or in its entirety, at any time following the notice period set forth in the LG Chem Agreement. Either party may terminate the LG Chem Agreement, in its entirety or on a program-by-program, product-by-product or country-by-country basis, in the event of an uncured material breach. The LG Chem Agreement is also terminable by either party (i) upon the bankruptcy, insolvency or liquidation of the other party or (ii) for certain activities involving the challenge of certain patents controlled by the other party. Unless earlier terminated, the LG Chem Agreement will expire on a product-by-product and country-by-country basis upon the expiration of the applicable royalty term.

Results of Operations

Collaboration Revenue

The Company has not generated commercial revenue from product sales. To date, the Company has generated collaboration revenue from the Merck Agreement.

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

Years Ended December 31, 2018 and 2017

The Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2018 and 2017,  as discussed herein are presented below.

	Years Ended December 31,
	2018	2017
Collaboration revenue	$1,142,604	$—
Operating expenses:
General and administrative	11,295,211	4,333,542
Research and development	28,544,051	18,900,328
Total operating expenses	39,839,262	23,233,870
Loss from operations	(38,696,658)	(23,233,870)
Other income/ expense:
Interest income	376,008	35
Other income/ expense	165,337	—
Total other income (expense)	541,345	35
Loss before provision for income taxes	(38,155,313)	(23,233,835)
Provision for income taxes	(825,000)	—
Net loss	(38,980,313)	(23,233,835)
Unrealized gains (losses) from available-for-sale securities, net of tax of $0	(10,958)	—
Comprehensive loss	(38,991,271)	(23,233,835)

Collaboration Revenue

Collaboration revenue totaled $1,142,605 and $0 for the years ended December 31, 2018 and 2017, respectively. This increase was due primarily to the revenue earned from the Merck Agreement as of December 31, 2018.

General and Administrative

General and administrative expenses totaled approximately $11,295,000 and $4,333,000 for the years ended December 31, 2018 and 2017, respectively. This increase of approximately $6,962,000 was due primarily to the growth of the Company which required increased headcount and infrastructure to properly support a newly public company. We expect our general and administrative expenses to continue to increase as we expand our operations. General and administrative expenses for the year ended December 31, 2018 included expenses related to employee and board compensation of $2,504,000, professional and consulting fees of $3,232,000, rent of $538,000, insurance of $555,000, stock-based compensation of $3,222,000, investor relations of $202,000, travel of $311,000, and other expenses of $731,000. General and administrative expenses for the year ended December 31, 2017 consisted of expenses related to employee and board compensation of $1,075,000, stock based compensation of $1,023,000, professional and consulting fees of $1,194,000, rent of  $245,000, depreciation and amortization of $15,000, travel of  $177,000, and other expenses of  $604,000.

Research and Development

Research and development expenses totaled approximately $28,544,000 and $18,900,000 for the years ended December 31, 2018 and 2017, respectively. This increase of approximately $9,644,000 was due primarily to the growth of the Company and its activities including the production of our drug product for planned clinical trials. We expect our research and development expenses to continue to increase as we expand our development activities and increase our pipeline. Research and development expenses for the year ended December 31, 2018 included expenses related to employee and Scientific and Clinical Advisory Board compensation of $5,443,000, depreciation and amortization of $725,000, stock-based compensation of $3,952,000, research and laboratory expenses of $14,061,000, rent of $2,846,000, licensing fees of $117,000, other professional fees of $834,000, and other expenses of $566,000. Research and development expenses for the year ended December 31, 2017 included expenses related to employee and Scientific and Clinical Advisory Board compensation of $3,015,000, stock-based compensation of $1,752,000 depreciation and amortization of $404,000, research and laboratory expenses of $6,214,000, rent of $1,731,000, licensing fees of $5,136,000, and other expenses of $648,000.

Interest Income

Interest income was $376,008 for the year ended December 31, 2018, as compared to $35 for the year ended December 31, 2017.  The increase in interest income was due to the investment of a portion of the Company’s cash in cash equivalents and marketable securities during 2018.

Other Income and Expense

Other income and expense for the year ended December 31, 2018 was comprised of $165,337 of interest income during the year. There was no other income and expense in the year ended December 31, 2017.

Foreign Withholding Taxes

Provision for income tax for the year ended December 31, 2018, was comprised of $825,000 in foreign income tax expense on the LG Chem upfront payment.

Net Loss

As a result of the foregoing, the Company’s net loss was $38,980,313 for the year ended December 31, 2018, as compared to $23,233,835 for the year ended December 31, 2017.

Liquidity and Capital Resources—December 31, 2018 and December 31, 2017

The Company has financed its working capital requirements primarily through private and public offerings of equity securities, cash received in December 2017 from Merck in connection with the Merck Agreement and cash received in December 2018 from LG Chem in connection with the LG Chem Agreement. At December 31, 2018 and December 31, 2017, the Company had cash, cash equivalents and marketable securities totaling $39,212,784 and $63,583,717, respectively, available to fund the Company’s ongoing business activities. Additional information concerning the Company’s financial condition and results of operations is provided in the financial statements included in this report.

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

Operating Activities

During the year ended December 31, 2018, the Company used cash of approximately $26,411,000 in operating activities, as compared to $12,141,000 in operating activities during the year ended December 31, 2017. This increase of approximately $14,218,000 consisted primarily of depreciation and amortization of approximately $760,000, stock-based compensation of approximately $7,174,000, and changes in operating assets and liabilities, including an increase in contract liabilities related to the recording of the upfront nonrefundable payment pursuant to the LG Chem Agreement. Use of cash during the year ended December 31, 2017, of approximately $12,191,000 consisting primarily of depreciation and amortization of approximately $420,000, stock-based compensation of approximately $2,775,000, and changes in operating activities and liabilities including approximately $5,037,000 attributable to the issuance of common stock to Albert Einstein University pursuant to the Einstein license agreement.

Investing Activities

During the year ended December 31, 2018, the Company used cash of approximately $20,354,000 in investing activities, compared to approximately $1,205,000 in investing activities during the year ended December 31, 2017. The increase of approximately $19,149,000 consisted primarily of approximately $1,854,000 for the purchase of office and laboratory equipment and $18,500,000 for the purchase and redemption of short term investments in 2018. Compared to the use of cash during the year ended December 31, 2017, of approximately $1,205,000 in investing activities, consisting primarily of $1,029,942 for the purchase of office and laboratory equipment, $175,000 for the purchase of the CUE BIOLOGICS Mark.

Financing Activities

During the year ended December 31, 2018, the Company generated cash from financing activities of approximately $4,182,000, compared to approximately $62,004,000 in financing activities during the year ended December 31, 2017. The decrease of approximately $57,822,200 consisted primarily of the cash generated from the net proceeds from the Company’s initial public offering in 2017 compared to $4,169,000 in net proceeds from the November 2018 common stock private placement with LG Chem and $12,500 from the exercise of stock options in 2018. Compared to the cash generated during the year ended December 31, 2017, of approximately $62,004,320, consisting of the net proceeds from the Company’s initial public offering of $61,995,000, $8,000 from the exercise of stock options, and $1,000 from the sale of underwriters warrants.

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

On January 22, 2018, the Company entered into an operating lease agreement for laboratory space to commence following the expiration of is current lease agreement described above with a term continuing until April 30, 2021. The monthly rental rate under the lease agreement is $297,500 for the first 18 months and $330,500 for the remainder of the term. Pursuant to the terms of the lease agreement, the Company prepaid three months’ of rent payments upon entering into the lease agreement.

On September 20, 2018, the Company entered into an operating lease for additional laboratory space in Cambridge, Massachusetts for the period from October 15, 2018 through April 14, 2021.  The lease contains escalating payments during the lease period.  Upon execution of this lease agreement the Company prepaid three months of rent which will be held in escrow and credited against future rent payments.  The Company also prepaid twelve months rent pursuant to the lease agreement executed on September 20, 2018.  Approximately $236,000 and $727,000 were recorded to deposits and prepaid expenses, respectively at December 31, 2018.

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

Contractual Commitments and Other Commitments

The following table sets forth certain information concerning the Company’s estimated fixed obligations and commitments to make future payments under existing contracts at December 31, 2018. This table excludes potential milestone and royalty payments due under our Einstein License and agreements with Catalent.

		Payments Due by Period
		Less Than			More Than
Description	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	10,804,104	4,461,349	6,342,755	—	—
Total	$10,804,104	$4,461,349	$6,342,755	$—	$—

Off-Balance Sheet Transactions

At December 31, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in their market price. Market risk is inherent in all financial instruments. The primary quantifiable market risk associated with our financial instruments is sensitivity to changes in interest rates. Interest rate risk represents the potential loss from adverse changes in market interest rates. The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. As of December 31, 2018, our portfolio of financial instruments consisted of cash and certificates of deposit. Due to the short term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission in Internal Control- Integrated Framework (2013 Framework).  Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  There were no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm due to the transition period established by the JOBS Act for emerging growth companies.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	List of documents filed as part of this report:
1	Financial Statements (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).
2.

Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto)

3.	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration /File No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	12/27/17	005-90232

3.2	Amended and Restated Bylaws of the Registrant		S-1	3.5	12/05/17	333-220550

4.1	Specimen Certificate representing shares of common stock of the Registrant		S-1	4.1	12/05/17	333-220550

4.2	Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2015 private placement offering		S-1	4.3	09/21/17	333-220550

4.3	Warrant issued to MDB Capital Group, LLC (U2017-1) dated December 27, 2017		10-K	4.3	03/29/18	001-38327

4.4	Warrant issued to Feltl and Company, Inc. (U2017-2) dated December 27, 2017		10-K	4.4	03/29/18	001-38327

4.5	Warrant issued to Paulson Investment Company LLC (U2017-3) dated December 27, 2017		10-K	4.5	03/29/18	001-38327

10.1	Form of Registration Rights Agreement between the Registrant and investors for an offering completed on June 15, 2015		S-1	10.4	09/21/17	333-220550

10.2	Form of Joinder and Amendment to Registration Rights Agreement between the Registrant and investors for an offering completed on December 22, 2016		S-1	10.6	09/21/17	333-220550

10.3	Employment Agreement between the Registrant and Daniel R. Passeri dated August 29, 2016*		S-1	10.9	09/21/17	333-220550

10.4	Form of Indemnification Agreement between the Registrant and its directors and officers		S-1	10.10	09/21/17	333-220550

10.5	Amended and Restated License Agreement by and between the Registrant and Albert Einstein College of Medicine dated July 31, 2017†		S-1	10.11	12/13/17	333-220550

10.6	Cue Biopharma, Inc. 2016 Omnibus Incentive Plan, as amended and restated*		S-1	10.13	09/21/17	333-220550

10.7	Form of stock option award under 2016 Omnibus Incentive Plan*		S-1	10.14	09/21/17	333-220550

10.8	Cue Biopharma, Inc. 2016 Non-Employee Equity Incentive Plan*		S-1	10.15	09/21/17	333-220550

10.9	Form of stock option award under 2016 Non-Employee Equity Incentive Plan*		S-1	10.16	09/21/17	333-220550

10.10	Director Compensation Policy dated October 30, 2018*	X

10.11	Exclusive Patent License and Research Collaboration Agreement between the Registrant and Merck Sharp & Dohme Corp. dated November 14, 2017†		S-1	10.21	12/04/17	333-220550

10.12	Executive Employment Agreement between the Registrant and Colin G. Sandercock dated as of November 15, 2017*		S-1	10.22	12/04/17	333-220550

10.13	License Agreement between the Registrant and MIL 21 E, LLC dated January 19, 2018		10-K	10.21	03/29/18	001-38327

10.14	First Amendment to the License Agreement between Registrant and MIL 21E, LLC dated June 18, 2018		8-K	10.1	06/20/18	001-38327

10.15	Executive Employment Agreement between the Registrant and Anish Suri dated April 10, 2018*		10-Q	10.2	8/13/18	001-38327

10.16	Executive Employment Agreement between the Registrant and Bethany Mancilla dated June 22, 2018*		10-Q	10.3	8/13/2018	001-38327

10.17	Collaboration, License and Option Agreement between the Registrant and LG Chem, Ltd. dated November 6, 2018†		8-K	10.1	12/26/18	001-38327

21	List of Subsidiaries	X

23.1	Consent of Gumbiner Savett Inc., Independent Registered Public Accounting Firm	X

23.2	Consent of RSM Inc., Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on signature page)	X

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

 * Indicates management compensatory plan, contract or arrangement.

† Confidential treatment has been granted with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Commission

Item 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cue Biopharma, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cue Biopharma, Inc. and Subsidiary (the Company) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Boston, Massachusetts

March 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cue Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cue Biopharma, Inc. (the “Company”) as of December 31, 2017, and the related statements of operations, stockholders’ equity and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Gumbiner Savett Inc.

We had served as the Company's auditor since 2016.

Santa Monica, California

March 29, 2018

CUE BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$20,800,284	$63,533,649
Marketable securities, short term	18,412,500	—
Restricted cash, short term	50,068	50,068
Prepaid expenses and other current assets	1,347,288	1,255,796
Deposits, short-term	—	225,500
Total current assets	40,610,140	65,065,013
Property and equipment, net	2,781,459	1,690,539
Deposits	1,012,772	—
Restricted cash, long term	150,000	—
Other long term assets	808,729	198,282
Total assets	$45,363,100	$66,953,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,035,354	$1,659,207
Accrued expenses	1,788,062	1,151,085
Research and development contract liability, current portion	2,011,998	2,500,000
Deferred rent	381,465	36,364
Total current liabilities	6,216,879	5,346,656
Research and development contract liability, net of current portion	5,174,752	—
Total liabilities	11,391,631	5,346,656
Commitments and Contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized – 10,000,000 shares; issued and outstanding – none	—	—
Common stock, $0.001 par value; authorized – 50,000,000 shares; issued and outstanding – 20,697,453 shares and 19,459,194 shares at December 31, 2018 and 2017, respectively	20,697	19,460
Common stock to be issued	—	671
Additional paid-in capital	105,762,891	94,407,895
Accumulated other comprehensive loss	(10,958)	—
Accumulated deficit	(71,801,161)	(32,820,848)
Total stockholders’ equity	33,971,469	61,607,178
Total liabilities and stockholders’ equity	$45,363,100	$66,953,834

See accompanying notes to financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2018	2017
Collaboration revenue	$1,142,604	$—
Operating expenses:
General and administrative	11,295,211	4,333,542
Research and development	28,544,051	18,900,328
Total operating expenses	39,839,262	23,233,870
Loss from operations	(38,696,658)	(23,233,870)
Other income (expense):
Interest income	376,008	35
Other income (expense), net	165,337	—
Total other income (expense)	541,345	35
Loss before provision for income taxes	(38,155,313)	(23,233,835)
Provision for income taxes	(825,000)	—
Net loss	(38,980,313)	(23,233,835)
Unrealized gains (losses) from available-for-sale securities, net of tax of $0	(10,958)	—
Comprehensive loss	$(38,991,271)	$(23,233,835)
Net loss per common share – basic and diluted	$(1.94)	$(2.16)
Weighted average common shares outstanding – basic and diluted	20,134,065	10,732,449

See accompanying notes to financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018 and 2017

	Common Stock		Common Stock to be Issued		Additional	Accumulated Other		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2016	10,635,684	10,636	—	—	24,751,017	—	(9,587,013)	15,174,640
Common stock issued in initial public offering	8,820,710	8,821	—	—	66,146,472	—	—	66,155,293
Costs incurred in connection with initial public offering	—	—	—	—	(8,396,661)	—	—	(8,396,661)
Stock-based compensation	—	—	—	—	2,775,363	—	—	2,775,363
Common stock to be issued pursuant to license agreements	—	—	671,572	671	5,036,118	—	—	5,036,789
Proceeds from sale of placement agent warrants	—	—	—	—	1,000	—	—	1,000
Fair value of warrants issued in connection with initial public offering of common stock	—	—	—	—	4,086,581	—	—	4,086,581
Exercise of stock options	2,800	3	—	—	8,005	—	—	8,008
Net loss	—	—	—	—	—	—	(23,233,835)	(23,233,835)
Balance, December 31, 2017	19,459,194	19,460	671,572	671	94,407,895	—	(32,820,848)	61,607,178
Common stock issued	1,235,759	1,235	(671,572)	(671)	4,168,785	—	—	4,169,349
Stock-based compensation	—	—	—	—	7,173,713	—	—	7,173,713
Exercise of stock options	2,500	2	—	—	12,498	—	—	12,500
Other comprehensive income (loss)	—	—	—	—	—	(10,958)	—	(10,958)
Net loss	—	—	—	—	—	—	(38,980,313)	(38,980,313)
Balance, December 31, 2018	20,697,453	$20,697	—	$—	$105,762,891	$(10,958)	$(71,801,161)	$33,971,469

See accompanying notes to financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(38,980,313)	$(23,233,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock to be issued pursuant to license agreements	—	5,036,789
Depreciation	760,011	419,568
Deferred rent	345,101	(109,091)
Stock-based compensation	7,173,713	2,775,363
Loss on disposal of property plant and equipment	3,315	10,677
Non-cash investment income	76,544	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(701,939)	(1,116,680)
Deposits	(787,272)	(58,432)
Accounts payable	376,147	921,888
Accrued expenses	636,975	712,307
Research and development contract liability	4,686,750	2,500,000
Net cash used in operating activities	(26,410,968)	(12,141,446)
Cash flows from investing activities:
Increase in certificate of deposit	—	(35)
Acquisition of trademark	—	(175,000)
Purchases of property and equipment	(1,854,246)	(1,029,942)
Redemption of short term investments	21,000,000	—
Purchase of short term investments	(39,500,000)	—
Net cash used in investing activities	(20,354,246)	(1,204,977)
Cash flows from financing activities:
Proceeds from private placements of common stock	4,169,349	—
Proceeds from sale of placement agent and underwriters warrants	—	1,000
Proceeds from the initial public offering of common stock	—	66,155,293
Proceeds from the exercise of stock options	12,500	8,008
Cash payments made for costs incurred in connection with sale of common stock	—	(4,159,981)
Net cash provided by financing activities	4,181,849	62,004,320
Cash:
Net (decrease)/ increase	(42,583,365)	48,657,897
Cash, cash equivalents, and restricted cash at beginning of period	63,583,717	14,925,820
Cash, cash equivalents, and restricted cash at end of period	$21,000,352	$63,583,717
Supplemental disclosures of cash flow information:
Cash paid for –
Interest	$—	$—
Income taxes	$(825,000)	$—
Non-cash investing and financing activities:
Fair value of warrants issued in connection with issuance of common stock	$—	$4,086,581
Public offering costs included in accounts payable or accrued expenses	$—	$150,099
Purchases of property and equipment in accounts payable or accrued expenses	$—	$67,477

See accompanying notes to financial statements.

CUE BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

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

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations. As of December 31, 2018, the Company had cash, cash equivalents and marketable securities of approximately $39,213,000.  Management believes that current cash, cash equivalents and marketable securities on hand at December 31, 2018 are sufficient to fund operations for at least the next twelve months from the date of issuance of these financial statements; however, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop the Company’s product candidates in order to generate future revenue streams.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2018 and 2017, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary Cue Biopharma Securities Corporation, Inc. which was formed in December 2018 and incorporated in the Commonwealth of Massachusetts. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented.

Consolidation

The accompanying consolidated financial statements include the Company and its wholly-owned subsidiary, Cue Biopharma Securities Corporation, Inc. The Company has eliminated all intercompany transactions for the year ended December 31, 2018, the year Cue Biopharma Securities Corporation, Inc. was established.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include estimates related to revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and the useful life with respect to long-lived assets and intangibles. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.  The Company currently invests available cash in money market funds.

Marketable Securities

Marketable securities consist of investments with original maturities greater than ninety days and less than one year from the balance sheet date.  The Company classifies all of its investments as available-for-sale securities.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains are recognized and determined on a specific identification basis and are included in other comprehensive income (loss). Realized gains are recognized and determined on a specific identification basis and are included in other income (loss) on the income statement. Amortization and accretion of discounts and premiums is recorded in interest income. The Company currently invests available cash in United States Treasury obligations.

Restricted Cash

The Company purchased a $50,000 certificate of deposit to collateralize a credit card account with a commercial bank that was classified as short-term certificate of deposit as of December 31, 2018 and 2017.  As of December 31, 2018, the Company also had $150,000 in restricted cash with a commercial bank to collateralize a credit card.

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

As the Company can renew the underlying rights to the CUE BIOLOGICS Mark indefinitely at nominal cost, this acquired intangible asset has been classified as a component of other long term assets, having a useful life of 15 years at December 31, 2018. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date.

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

The Company recognizes collaboration revenue under certain of the Company’s license or collaboration agreements that are within the scope of ASC 606. The Company’s contracts with customers typically include promises related to licenses to intellectual property and research and development services.  If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. Accordingly, the transaction price is generally comprised of a fixed fee due at contract inception and variable consideration in the form of milestone payments due upon the achievement of specified events and tiered royalties earned when customers recognize net sales of licensed products. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes the “most likely amount” method to estimate the amount of variable consideration, to predict the amount of consideration to which it will be entitled for its one open contract. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of each arrangement that includes development and regulatory milestone payments, the Company evaluates whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. Currently, the Company has one contract with an option to acquire additional goods and/or services in the form of additional research and development services for additional product candidates.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to operations as incurred. For the years ended December 31, 2018 and 2017, patent expenses were $1,222,000 and $592,000, respectively. Patent expenses are included in general and administrative expenses in the Company’s statement of operations.

Licensing Fees and Costs

Licensing fees and costs consist primarily of costs relating to the acquisition of the Company’s license agreement with Einstein, including related royalties, maintenance fees, milestone payments and product development costs. Licensing fees and costs are charged to operations as incurred.

Long-Lived Assets

The Company reviews long-lived assets, consisting of property and equipment and a trademark, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. During the years ended December 31, 2018 and 2017, the company disposed of equipment totaling approximately$58,000 and $16,000, resulting in a loss of $3,315 and $10,677, respectively.

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

Stock-based payments to officers, directors and employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. Stock option grants, which are generally time-vested, are measured at the grant date fair value and charged to operations on a straight-line basis over the service period, which generally approximates the vesting term. The Company also grants performance based awards periodically to officers of the Company.  The Company recognizes compensation costs related to performance awards over the requisite service period if and when the Company concludes that is it probable that the performance condition will be achieved. The fair value of stock options is determined utilizing the Black-Scholes option-pricing model, which is affected by several variables, including the risk-free interest rate, the expected dividend yield, the life of the equity award, the exercise price of the stock option as compared to the fair value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award.

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

The Company recognizes the fair value of all non-employee option awards by estimating the fair value of the awarded options using a Black-Scholes option-pricing model and expected term of the award as of the grant date in accordance with ASU 2018-07.  Forfeitures are accounted for as they occur.  Stock-based compensation for non-employee awards is recorded in general and administrative expenses or in research and development expenses in the Company’s statement of operations, depending on the type of services provided by the recipient of the equity award. The Company issues new shares of common stock to satisfy stock option exercises.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by U.S.GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.

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

The Company is subject to U.S. Federal and Massachusetts state income taxes. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal and state taxing authorities in which the Company currently operates. The Company recognized $825,000 of income tax expense related to the foreign taxes withheld from the LG Chem upfront payment received during the year ended December 31, 2018.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the years ended December 31, 2018 and 2017, the Company did not recognize any income tax related interest and penalties. The Company did not have any accruals for income tax related interest and penalties at December 31, 2018 and 2017.

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss in all periods presented was unrealized loss on available-for-sale securities.

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

At December 31, 2018 and 2017, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive. The common stock to be issued is not included in the calculation of earnings per share.

	December 31,
	2018	2017
Common stock warrants	1,252,441	1,252,441
Common stock options	4,540,321	2,732,221
Total	5,792,762	3,984,662

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below.

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

Level 3.   Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models.

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

The Company had $10,547,628 in cash equivalents and $18,412,500 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet at December 31, 2018.  There were no financial instruments that were measured and recorded at fair value on the Company’s balance sheet at December 31, 2017.

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

ASC 606 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP providing a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard during 2018. The Company has recorded approximately $1,142,604 in collaboration revenue for the year ended December 31, 2018 pursuant to this guidance.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We elected to adopt the package of practical expedients, which among other things, allows us to carry forward the historical lease classification and combine lease and non-lease components as a single component. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company adopted the provisions of ASU 2016-02 on January 1, 2019. This adoption approach will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. The adoption of this ASU will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. The adoption  of this ASU will result in a recognition of a right of use asset of approximately $9,692,000 and lease liability of approximately $9,347,000. There was no cumulative adjustment to retained earnings as a result of this adoption.

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

	December 31,
in thousands	2018	2017
Cash and cash equivalents	$20,800	$63,533
Restricted cash included in prepaid expenses and other current assets	50	50
Restricted cash included in other non-current assets	150	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$21,000	$63,583

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

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions.  The new guidance expands the scope of Accounting Standards Codification (ASC) 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50.  The ASU aligns much of the measurement and classification guidance for share-based payments to nonemployees with that for share-based payments to employees.  The guidance is effective for public business entities (PBEs) in annual periods beginning after 15 December 2018, early adoption is permitted. For all other entities, it is effective in annual periods beginning after 15 December 2019, and interim periods within annual periods beginning after 15 December 2020. Early adoption is permitted.

The Company adopted ASU 2018-07 on October 1, 2018.  Management valued all non-employee option awards as of this date by estimating the fair value of the awarded options using a Black-Scholes option-pricing model and expected term and data inputs as of October 1, 2018.   Per ASU 2018-07, management compared the cumulative amounts that were recorded for the non-employee option awards through the end of the reporting period immediately preceding the date of adoption, September 30, 2018, to the cumulative amounts that should be recognized at the adoption date, October 1, 2018, to calculate the transition adjustment. The cumulative effect of the transition adjustment was de minimus and therefore no adjustment was made to the Company’s financial records.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2018 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$10,547,628	$—	$—	$10,547,628
Marketable securities	—	18,412,500	—	18,412,500
Total	$10,547,628	$18,412,500	$—	$28,960,128

As of December 31, 2018, the Company’s cash equivalents that are invested in money market funds valued using Level 1 inputs for identical securities.  The Company measures the fair value of marketable securities that are invested in United States Treasury securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the year ended December 31, 2018, there were no transfers between Level 2 and Level 3. As of December 31, 2017, the Company did not have assets measured at fair value as the majority of its assets consisted of cash.

4.	Marketable Securities

As of December 31, 2018, the fair value of available-for-sale marketable securities by type of security was as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$18,423,458	$—	$(10,958)	$18,412,500
	$18,423,458	$—	$(10,958)	$18,412,500

At December 31, 2018, marketable securities consisted of $18,412,500 of investments that mature within twelve months. The Company recognized a loss on investments of $612 for the year ended December 31, 2018. At December 31, 2017, the Company did not have marketable securities as the majority of its assets consisted of cash.

5.	Property and Equipment

Property and equipment as of December 31, 2018 and 2017 is summarized as follows:

	December 31,
	2018	2017
Laboratory equipment	$3,872,233	$2,205,410
Furniture and fixtures	93,321	9,606
Computer equipment	181,844	82,958
Leasehold improvements	—	53,718
	4,147,398	2,351,692
Less accumulated depreciation and amortization	(1,365,939)	(661,153)
Net property and equipment	$2,781,459	$1,690,539

Depreciation expense for the years ended December 31, 2018 and 2017 was included in the statement of operations as follows:

	Years Ended December 31,
	2018	2017
General and administrative	$35,287	$15,163
Research and development	724,724	404,405
Total	$760,011	$419,568

6.	Accrued Expenses

Accrued expenses as of December 31, 2018 and 2017 is summarized as follows:

	December 31,
	2018	2017
Accrued compensation	$1,195,749	$824,349
Contract manufacturing services	160,650	95,657
Professional Services	207,440	111,750
Contract research services	145,035	21,472
Other expenses	79,188	97,857
	$1,788,062	$1,151,085

7.Einstein License and Service Agreement

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
•

Pay escalating annual maintenance fees as follows: $25,000 on January 14, 2017; $50,000 on each of January 14, 2018 and 2019; $75,000 on each of January 14, 2020 and 2021; and $100,000 on January 14, 2022 and each year thereafter. Annual maintenance fees are nonrefundable but are creditable against the amount due to Einstein for royalties during the 12 month period following each of the due dates for annual maintenance fees.

•

Make significant payments up to $5,000,000 based upon the achievement of certain milestones, as defined in the Einstein License. Payments made upon achievement of milestones are nonrefundable and are not creditable against any other payment due to Einstein. At December 31, 2018, none of these milestones had been achieved by the Company.

•	Incur a minimum of $250,000 per year of product development costs until the first commercial sale of the first licensed product.

The Company was in compliance with its obligations under the Einstein License at December 31, 2018 and 2017.

The Einstein License expires upon the expiration of the Company’s last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if the Company fails to meet its obligations thereunder.

The Einstein License required the Company to issue to Einstein a specified number of shares of common stock of the Company on a fully diluted, as converted basis, depending on the achievement of (1) a funding threshold and (2) a liquidity event, each as defined in the Einstein License. The funding threshold was achieved through the completion of the June 15, 2015 private placement as described in Note 11. The Company’s initial public offering in December 27, 2017 met the definition of a liquidity event as defined by the agreement and therefore the Company was required to issue 671,572 shares of the Company’s common stock.

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

The Company accounts for the costs incurred in connection with the Einstein License in accordance with ASC 730, Research and Development. For the years ended December 31, 2018 and 2017, costs incurred with respect to the Einstein License aggregated $487,929 and $5,084,708, respectively. For the years ended December 31 2018 and 2017, $50,000 and $5,084,708 were included in research and development expenses in the statements of operations. For the year ended December 31, 2018, the Company capitalized $437,929 in costs incurred with respect to the Einstein License pursuant to ASC 606 and ASC 340.

8.Stock-Based Compensation

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

Pursuant to the plans, during the year ended December 31, 2018, the Company granted stock options to purchase 1,835,600 shares of the Company’s common stock.  At December 31, 2018, stock options for 4,070,721 shares of common stock had been granted and 618,050 shares of common stock were reserved for future grants under the Omnibus Plan, and stock options for 469,600 shares of common stock had been granted and 30,400 shares of common stock were reserved for future grants under the Non-Employee Plan. In the aggregate, at December 31, 2018, stock options for a total of 4,540,321 shares of common stock had been granted and 648,450 shares of common stock were reserved for future grants. Such grants are accounted for as share-based compensation in accordance with ASC 718, Compensation - Stock Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees.

For stock options requiring an assessment of value during the years ended December 31, 2018 and 2017, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	December 31,
	2018	2017
Risk-free interest rate	2.43 to 2.95%	1.71 to 2.22%
Expected dividend yield	0%	0%
Expected volatility	82.0-83.6%	80.9-83.0%
Expected life	4.0 to 7.0 years	3.2 to 7 years

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

A summary of stock option activity for the years ended December 31, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2016	1,663,221	$2.86	6.22
Granted	1,089,000	5.89
Exercised	(2,800)	2.86
Cancelled	(17,200)	2.86
Stock options outstanding at December 31, 2017	2,732,221	$4.07	5.76
Granted	1,835,600	11.33
Exercised	(2,500)	5.00
Cancelled	(25,000)	7.79
Stock options outstanding at December 31, 2018	4,540,321	$7.08	5.16
Stock options exercisable at December 31, 2018	1,422,014	$4.81	4.68

The Company recognized $7,173,713, and $2,775,363 in stock-based compensation during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, total unrecognized stock-based compensation was approximately $15,816,662, which is expected to be recognized as an operating expense in the Company’s statement of operations through June 2022.

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2018 was approximately $1,682,014 based on a fair value of $4.70 per share on December 31, 2018.

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2017 was approximately $2,522,000, based on a fair value of $7.50 per share at December 31, 2017.

Stock-based compensation for the years ended December 31, 2018 and 2017 was included in the statement of operations as follows:

	December 31,
	2018	2017
General and administrative	$3,221,512	$1,022,962
Research and development	3,952,201	1,752,401
Total	$7,173,713	$2,775,363

9.	Warrants

The Company has two tranches of common stock warrants outstanding at December 31, 2018.  The first tranche is exercisable for 370,370 shares of common stock issued on June 15, 2015 with an exercise price of $2.70 per share.  These warrants were issued with a 7 year life and expire on June 15, 2022.  The second tranche is exercisable for 882,071 shares of common stock issued on December 27, 2017 with an exercise price of $9.38 per share.  These warrants were issued with a 5 year life and expire on December 26, 2022.  The intrinsic value of exercisable but unexercised in-the-money common stock warrants at December 31, 2018 was approximately $741,000 based on a fair value of $4.70 per share on December 31, 2018.

Each tranche of warrants was evaluated under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and the Company determined that equity classification was appropriate.

10.	Revenue Recognition

The Company recognizes collaboration revenue under certain of the Company’s license or collaboration agreements that are within the scope of ASC 606. The Company’s contracts with customers typically include promises related to licenses to intellectual property and research and development services.  If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company’s contracts may include options to acquire additional goods and/or services.

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

As it relates to the Merck Agreement , the Company recognized the upfront payment associated with its one open contract as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified in current liabilities. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as contract liabilities, net of current portion. The Company determined that there was one performance obligation; consisting of the license and research development services.  Thus, the transaction price of $2.5 million was allocated to the single performance obligation.

The Company does not believe that any variable consideration should be included in the transaction price at December 31, 2018.  Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.  For the year ended December 31, 2018, the Company recognized $1,142,605 in collaboration revenue related to this agreement and recorded short and long-term research and development liabilities on its balance sheet dated December 31, 2018 of $1,198,122 and $159,272, respectively.

On November 6, 2018, the Company entered into the LG Chem Agreement with LG Chem related to the development of the Company’s Immuno-STATs focused in the field of oncology.  Pursuant to the Collaboration Agreement the Company granted LG Chem an exclusive license to develop, manufacture and commercialize the Company’s lead product, CUE-101, as well as Immuno-STATs that target T-cells against two additional cancer antigens, in certain Asian countries (collectively, the “LG Chem Territory”).  LG Chem has the option to elect one additional Immuno-STAT for an oncology target within two years of the agreement for a worldwide development and commercialization license, and Cue Biopharma will retain an option to co-develop and co-commercialize the additional program worldwide.  Cue Biopharma retains rights to develop and commercialize all assets included in the agreement in the United States and in global markets outside of Asia.  In exchange for the licenses and other rights granted to LG Chem under the Collaboration Agreement, LG Chem will make a $5.0 million equity investment in common stock of Cue Biopharma, Inc. and a $5.0 million nonrefundable upfront cash payment.  Cue Biopharma is also be eligible to receive up to an additional $400 million in research, development, regulatory and sales milestones.  In addition, the Collaboration Agreement also provides that LG Chem will pay the Company tiered single-digit royalties on net sales of commercialized product candidates in the LG Chem Territory.

As it relates to the LG Chem Agreement, the Company recognized the $5.0 million upfront payment associated with its one open contract as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Of the $5.0 million upfront payment, $825,000 was recognized as tax withholding, shown as income tax expense on the statement of operations and comprehensive loss. The Company also recorded approximately $829,000 in premium paid for the stock purchased by LG Chem pursuant to the Stock Purchase Agreement dated November 6, 2018, as a contract liability upon receipt of payment.  These amounts require deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement.  Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified in current liabilities. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as contract liabilities, net of current portion. Thus, the transaction price of $5.8 million was recorded in short and long-term research and development liabilities on its balance sheet dated December 31, 2018 of $813,876 and $5,015,479 respectively.

The Company does not believe that any variable consideration should be included in the transaction price as of December 31, 2018.  Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.  For the year ended December 31, 2018, the Company did not recognized revenue related to this agreement.

The Company considered the capitalization of contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers.  There were no contract costs identified in the Merck Agreement.  As it related to the LG Chem agreement, the Company capitalized license expenses of approximately $438,000 as of December 31, 2018, pursuant to the Einstein license agreement discussed in Note 7. Of the total, $54,200 is included in prepaid expenses and other short-term assets and $383,729 is included in other long-term assets.

`

11.	Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.001 per share, none of which were outstanding at December 31, 2018 and 2017. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights.

Common Stock

The Company has authorized a total of 50,000,000 shares of common stock, par value $0.001 per share, of which 20,697,453 shares and 19,459,194 shares were issued and outstanding at December 31, 2018 and 2017, respectively.

June 15, 2015 Private Placement of Common Stock.   On June 15, 2015, the Company sold 3,703,704 shares of common stock in a private placement to accredited investors at $2.70 per share, resulting in gross cash proceeds of  $10,000,000. Direct costs of the private placement consisted of a 10% placement agent fee to the placement agent, MDB Capital Group, LLC (“MDB”)  of  $1,000,000, and related legal fees and reimbursable expenses of  $137,588. In conjunction with this private placement, the Company issued warrants to the placement agent to purchase 370,370 shares of common stock, exercisable at issuance for a period of seven years at $2.70 per share, for a cash consideration of $1,000. The placement agent warrants had a fair value of $773,941, calculated pursuant to the Black-Scholes option-pricing model. Issuance costs of the private placement, including the fair value of placement agent warrants of $773,941, aggregated $1,911,529 and were charged directly to additional paid-in capital.

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

12.	Related Party Transactions

During the years ended December 31, 2018, and 2017, MDB provided investment banking services to the Company. For those services, the Company paid MDB cash placement agent fees of $0 and $3,473,155 respectively. In 2017, the Company also issued to MDB underwriter warrants to purchase 833,312 shares of the Company’s common stock for a cash consideration of $1,000, exercisable for five years at $9.38 per share. As of December 31, 2017, MDB beneficially owned approximately 10.2% of the Company’s common stock, has served as the underwriter of the Company’s initial public offering as well as the placement agent in previous private placements of the Company’s common stock, and one employee of which is a director of the Company.

MDB assigned one-half of the warrants that it acquired in conjunction with the June 15, 2015 private placement (see Note 9) to eight employees of MDB, two of which are also current officers or directors of the Company, who received a total of 72,222 of such warrants as part of the normal distribution of warrants received by MDB to its employees.

Beginning in June 2015, the interim Chief Financial Officer of the Company, who is also the Chief Financial Officer of MDB, has been compensated at a rate of $6,000 per month, reflecting an aggregate annual charge to operations for the years ended December 31, 2018 and 2017 of $24,000 and $72,000, respectively, and no longer serves as the interim Chief Financial Officer as December 31, 2018.

Information with respect to payments under the Einstein License and the Service Agreement is described in Note 7.

13.	Income Taxes

The Company accounts for income taxes under the provision of ASC 740, Income Taxes.  The Company reported a $825,000 tax provision for the year ended December 31, 2018 related to foreign withholding taxes paid.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$15,738,000	$8,424,000
Research and other credits	1,450,000	867,000
Reserves and accruals	1,953,000	595,000
Other	3,000	—
Intangibles	—	4,000
Total gross deferred tax assets	19,144,000	9,890,000
Less valuation allowance	(19,004,000)	(9,793,000)
Total deferred tax assets	140,000	97,000
Deferred tax liability:
Depreciation	(140,000)	(97,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2018 and 2017, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded a 100% valuation allowance against deferred tax assets at such dates.

No Federal tax provision has been provided for the years ended December 31, 2018 and 2017, due to the losses incurred during such periods. A reconciliation of the difference between the income tax rate computed by applying the U.S. Federal statutory rate and the effective tax rate for the years ended December 31, 2018 and 2017 is as follows:

	Years Ended December 31,
	2018	2017
U. S. Federal statutory tax rate	(21)%	(35)%
State Taxes	(4)%	0%
Change in valuation allowance	24%	16%
Tax credits	(2)%	(2)%
Stock based compensation	3%	2%
Tax reform	0%	18%
Foreign withholding taxes	2%	0%
Other	0%	1%
Effective tax rate	(2)%	0.0%

The Company has applied the provisions of ASC 740, Income Taxes, which clarifies the accounting for uncertainty in tax positions and requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return, based on the technical merits of the position, upon examination by the relevant taxing authority. At December 31, 2018 and 2017, the Company had unrecognized tax benefits related to Federal and state research tax credits of approximately $972,000 and $510,000, respectively. The Company is subject to Federal and state income tax examinations by tax authorities for all years since its incorporation in 2014. The Company is currently not under examination by any tax authority.

At December 31, 2018, the Company has available net operating loss carryforwards for Federal and state income tax purposes of approximately $57,532,000 and $57,845,000, respectively, which, if not utilized earlier, will begin to expire in 2035. The Company has Federal research credits of approximately $1,202,000, which, if not utilized earlier, will begin to expire in 2035, and state research credits of approximately $314,000, which, if not utilized earlier, will begin to expire in 2031. At December 31, 2018 the Company recorded $250,000 in research credits as prepaid to be offset against payroll tax liabilities associated with research and development personnel in 2018 in addition to the approximately $140,000 in research and development credits remaining in prepaid from 2017.

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

As permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we recorded provisional estimates during the year ended December 31, 2017, and have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available as of December 31, 2018 and no further adjustments were made upon finalization of our accounting analysis.

14.	Commitments and Contingencies

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

Agreements with Catalent

On March 7, 2017, the Company entered into an agreement with Catalent Pharma Solutions, LLC (“Catalent”) for Catalent to provide services on a sequential milestone basis with respect to the development and manufacture of the Company’s lead product candidate, CUE-101. The services under the agreement are designed to support the preparation and filing of an Investigational New Drug Application with the United States Food and Drug Administration to allow for the commencement of a Phase 1 clinical trial of CUE-101 in the United States. The Company incurred total direct costs under this agreement aggregating $4.4 million during the year ended December 31, 2018 and currently estimates that it will incur an additional $0.3 million of such costs during the year ended December 31, 2019. Certain of these agreements contain nonrefundable advance payments for which the Company anticipates receiving the contracted services within 12 months from the date of payment. Management periodically reviews and updates the project’s estimated budget and timeline.

Collaboration Agreement with Merck

On November 14, 2017, the Company entered into the Merck Agreement for a partnership to research and develop certain of the Company’s proprietary biologics that target certain autoimmune disease indications (the “Initial Indications”). We view this Collaboration Agreement as a component of our development strategy since it will allow us to advance our autoimmune programs in partnership with a world class pharmaceutical company, while also continuing our focus on our more advanced cancer programs. The research program outlined in the Collaboration Agreement entails (1) our research, discovery and development of certain Immuno-STAT™ product candidates up to the point of demonstration of certain biologically relevant effects (“Proof of Mechanism”) and (2) the further development by Merck of the Immuno-STAT™ product candidates that have demonstrated Proof of Mechanism (the “Proposed Product Candidates”) up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates’ profiles as described in the Collaboration Agreement.

In exchange for the licenses and other rights granted to Merck under the Collaboration Agreement, Merck paid to the Company a $2.5 million nonrefundable up-front payment. Additionally, the Company may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, the Company is eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Collaboration Agreement requires the Company to use the first $2.5 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales.  For the years ended December 31, 2018 and 2017, the Company recorded approximately $1.1 million and $0 in collaboration revenue related to this agreement (Note 10).

Collaboration Agreement with LG Chem Life Sciences

On November 6, 2018, the Company entered into the LG Chem Agreement with LG Chem Life Sciences. related to the development of the Company’s Immuno-STATs focused in the field of oncology.  Pursuant to the Collaboration Agreement the Company granted LG Chem an exclusive license to develop, manufacture and commercialize the Company’s lead product, CUE-101, as well as Immuno-STATs that target T-cells against two additional cancer antigens, in certain Asian countries (collectively, the “LG Chem Territory”).  LG Chem has the option to elect one additional Immuno-STAT for an oncology target within two years of the agreement for a worldwide development and commercialization license, and Cue Biopharma will retain an option to co-develop and co-commercialize the additional program worldwide.  Cue Biopharma retains rights to develop and commercialize all assets included in the agreement in the United States and in global markets outside of Asia.  In exchange for the licenses and other rights granted to LG Chem under the Collaboration Agreement, LG Chem will make a $5.0 million equity investment in common stock of Cue Biopharma, Inc. and a $5.0 million nonrefundable upfront cash payment.  Cue Biopharma is also be eligible to receive up to an additional $400 million in research, development, regulatory and sales milestones.  In addition, the Collaboration Agreement also provides that LG Chem will pay the Company tiered single-digit royalties on net sales of commercialized product candidates in the LG Chem Territory.  There was no revenue recognized for the year ended December 31, 2018 related to this agreement.

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

On January 18, 2018, the Company entered into an operating lease agreement for its laboratory and office space in Cambridge, Massachusetts for the period from May 1, 2018 through April 30, 2021.  The lease contains escalating payments during the lease period.  Upon execution of this lease agreement the Company prepaid three months of rent, two of which will be held in escrow and credited against future rent payments and one month that was applied to the first months rent. The Company also prepaid seven and one half months rent pursuant to an amendment to the lease agreement executed on June 18, 2018.  These amounts were recorded to deposits and prepaid expenses, respectively at December 31, 2018.

On June 18, 2018, the Company entered into an amended lease agreement that provided the Company with a reduction in rental fees for its office and laboratory space in exchange for prepayment of a portion of the fees. This amendment was effective beginning on May 15, 2018 and expires on April 14, 2021.

On September 20, 2018, the Company entered into an operating lease for additional laboratory space in Cambridge, Massachusetts for the period from October 15, 2018 through April 14, 2021.  The lease contains escalating payments during the lease period.  Upon execution of this lease agreement the Company prepaid three months of rent which will be held in escrow and credited against future rent payments. The Company also prepaid twelve months rent pursuant to the lease agreement executed on September 20, 2018.  These amounts were recorded to deposits and prepaid expenses, respectively at December 31, 2018.

Future minimum lease payments under these leases at December 31, 2018 are as follows:

Year
2019	4,461,349
2020	4,910,521
2021	1,432,234
Total	$10,804,104

Total rent expense of approximately $3,311,000 and $1,976,000 was included in the statement of operations for the years ended December 31, 2018 and 2017, respectively.

Contingencies

The Company accrues for contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in these consolidated financial statements.

The Company may be subject to various legal proceedings from time to time as part of its business. As of December 31, 2018, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

15.	Cue Biopharma 401(k) Plan

Effective as of January 1, 2017, the Company adopted the Cue Biopharma 401(k) Plan (the “Plan”) for all employees of the Company. Employees may participate in the Plan upon complying with the Plan’s eligibility requirements, subject to limitations imposed by the Internal Revenue Service. Under the Plan, the Company may match employee contributions at its discretion. The Company did not make any contributions to the Plan during the year ended December 31, 2018 or 2017.

16.	Subsequent Events

The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued, to ensure that this submission includes appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred subsequently but were not recognized in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: March 14, 2019	By:	/s/ Daniel R. Passeri
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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Daniel R. Passeri	Chief Executive Officer and Director	March 14, 2019
Daniel R. Passeri	(Principal Executive Officer)

/s/ Kerri-Ann Millar	Vice President, Finance	March 14, 2019
Kerri-Ann Millar	(Principal Financial and Accounting Officer)

/s/ Anthony DiGiandomenico	Director	March 14, 2019
Anthony DiGiandomenico

/s/ Cameron Gray	Director	March 14, 2019
Cameron Gray

/s/ Peter A. Kiener	Director	March 14, 2019
Peter A. Kiener

/s/ Steven McKnight	Director	March 14, 2019
Steven McKnight

/s/ Christopher Marlett	Director	March 14, 2019
Christopher Marlett

/s/ Barry Simon	Director	March 14, 2019
Barry Simon

/s/ Frederick Driscoll	Director	March 14, 2019
Frederick Driscoll

/s/ Frank Morich	Director	March 14, 2019
Frank Morich