Form 10-K/A
period 2018-12-31
Cue Biopharma, Inc.
filed 2019-04-30
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

CUE BIOPHARMA, INC.

Explanatory Note

Cue Biopharma, Inc. is filing this Amendment No. 1 to Annual Report on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2019 (the “Original Report”). The sole purpose of this Amendment No. 1 is to include the information required by Part III. Accordingly, this Amendment No. 1 hereby amends and restates Part III of the Original Report as set forth below. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 hereby amends and restates Part IV, Item 15 of the Original Report, adding as exhibits currently dated certifications of the principal executive officer and the principal financial officer. No attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the Original Report. This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC. As used in this Amendment No. 1, unless the context otherwise requires, the terms “Cue,” “we,” “us,” “our,” and the “Company” refer to Cue Biopharma, Inc., a Delaware corporation.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names of each of our directors, the year such director was first elected as a director, and the positions currently held by each director with the Company.

Nominee’s or Director’s Name	Year First Became Director	Position with the Company
Daniel R. Passeri	2016	Chief Executive Officer, President and Director
Barry Simon	2016	Chairman
Anthony DiGiandomencio	2015	Director
Frederick Driscoll	2018	Director
Cameron Gray	2015	Director
Peter A. Kiener	2016	Director
Christopher Marlett	2015	Director
Steven McKnight	2016	Director
Frank Morich	2018	Director

Information Concerning Directors

Set forth below is background information for each director, as well as information regarding additional experience, qualifications, attributes or skills that led the Board of Directors to conclude that such director should serve on the Board.

Daniel R. Passeri, age 58, joined Cue Biopharma in August 2016 as our Chief Executive Officer and President. He served as a director of Curis, Inc. (Nasdaq: CRIS) (“Curis”), a biotechnology company seeking to develop and commercialize drug candidates for the treatment of cancer, from September 2001 to June 2016. Mr. Passeri previously served as Chief Executive Officer of Curis from September 2001 until June 2014 and as Vice Chairman of its board of directors from June 2014 to June 2016, and additionally held the title of President from September 2001 to February 2013. Previously, from November 2000 to September 2001, Mr. Passeri served as the Senior Vice President, Corporate Development and Strategic Planning of Curis. From December 2014 to June 2015, Mr. Passeri served as Chief Officer of Technology Management and Business Development of the Jackson Laboratory for Genomic Medicine. From March 1997 to November 2000, Mr. Passeri was employed by GeneLogic Inc., a biotechnology company, most recently as Senior Vice President, Corporate Development and Strategic Planning. From February 1995 to March 1997, Mr. Passeri was employed by Boehringer Mannheim, a pharmaceutical, biotechnology and diagnostic company, as Director of Technology Management. Mr. Passeri received a J.D. from the National Law Center at George Washington University, an M.Sc. in biotechnology from the Imperial College of Science, Technology and Medicine at the University of London and a B.S. in biology from Northeastern University.

Mr. Passeri’s qualifications to serve as a director of Cue Biopharma include his extensive service and experience as a director and executive officer of a public company as well as his extensive experience in corporate strategy and development, intellectual property strategy and oversight, and technology licensing, as each of these elements are critical to our overall business strategy.

Barry Simon, age 54, joined our board of directors in March 2016 and has served as Chairman since September 2018. Since 2008, Dr. Simon has served as a director for Nantkwest Inc. and served as its President and Chief Executive Officer from 2007 to 2015 and presently serves as its President and Chief Administrative Officer. He has also served as a Director for Viracta Therapeutics since July 2017 and as chairman of the board and Chief Executive Officer for Brink Biologics since March 2015. Previously, Dr. Simon held Vice President, senior level and advisory positions at F. Hoffmann-La Roche (VTX: ROG), a global healthcare company, Roche Labs, a pharmaceuticals company, Connetics Corporation (NASDAQ: CNCT), a specialty pharmaceutical company, Immunomedics (NASDAQ: IMMU), a biopharmaceutical company, Immusol, a biopharmaceutical company, HealthPro BioVentures, LLC, a healthcare and life sciences investment bank and NorthSound Capital, LLC, a U.S.-

based hedge fund. Dr. Simon has broad experience in the public and private settings, having led product and portfolio divestitures and acquisitions, strategic licensing and joint ventures, as well as commercial product launches, IND & BLA regulatory filings, human-enabling programs, manufacturing, quality control and life cycle management. Dr. Simon has worked across several therapeutic areas including oncology, virology, ophthalmology and dermatology on products launches including Xeloda®, Pegasys®, Fortovase®, Tamiflu®, Camptobell®, Boniva®, Fuzeon®, Valcyt®, and Accutane®. Dr. Simon has attended corporate training programs by the London School of Business and the Amos Tuck School of Business at Dartmouth College. Dr. Simon is clinically trained in Infectious Diseases, Anesthesiology and Internal Medicine and received his M.D. from the SUNY Downstate, Health Sciences Center in New York. Dr. Simon’s many years of management and director experience make him well-qualified to serve on our board of directors as Chairman.

Anthony DiGiandomenico, age 52, joined our board of directors in June 2015. He has also served on the board of directors of ENDRA Life Sciences Inc. (Nasdaq: NDRA), a developer of enhanced ultrasound technology, since July 2013. Since he co-founded MDB in 1997, Mr. DiGiandomenico has been enabling investment into early-stage disruptive technologies. He has worked alongside a wide range of companies in the biotechnology, medical devices, high technology, and renewable energy spaces. Mr. DiGiandomenico holds an MBA from the Haas School of Business at the University of California, Berkeley and a BS in Finance from the University of Colorado. Mr. DiGiandomenico’s financial expertise, general business acumen and significant executive leadership experience position him well to make valuable contributions to our board of directors.

Frederick Driscoll, age 68, joined our board of directors in June 2018. Mr. Driscoll served as Chief Financial Officer at Flexion Therapeutics from 2013 to 2017, spearheading an initial public offering in 2014. Prior to joining Flexion, he was Chief Financial Officer at Novavax, Inc., a publicly traded biopharmaceutical company, from 2009 to 2013. From 2008 to 2009, Mr. Driscoll served as Chief Executive Officer of Genelabs Technologies, Inc., a publicly traded biopharmaceutical and diagnostics company later acquired by GlaxoSmithKline. He previously served as Genelabs’ Chief Financial Officer from 2007 to 2008. From 2000 to 2006, Mr. Driscoll served as Chief Executive Officer at OXiGENE, Inc., a biopharmaceutical company. Mr. Driscoll has also served as Chairman of the Board and Audit Committee Chair at OXiGENE and as a member of the Audit Committee for Cynapsus, which was sold to Sunovion Pharmacuticals in 2016. Mr. Driscoll earned a Bachelor’s degree in accounting and finance from Bentley University. Mr. Driscoll is also a member of the board of directors of, Cellectar Biosciences Inc. (Nasdaq: CLRB), MEI Pharma Inc. (Nasdaq: MEIP) and NantKwest Inc. (Nasdaq: NK). Mr. Driscoll’s extensive industry, executive, board experience and financial expertise position him well to serve as a member of our board of directors.

Cameron Gray, Ph.D., J.D., age 48, has been a member of our board of directors since January 2015 and served as our Chief Executive Officer from January 2015 to August 2016. He is also a Managing Director at MDB. Dr. Gray has been with MDB since September 2013. Prior to joining MDB, Dr. Gray served as Chief Executive Officer and a member of the board of directors of Endeavor IP, Inc., an intellectual property services and patent licensing company, from May 2013 through January 2014. He was self-employed from January 2012 through May 2013 and prior to that he was Senior Vice President at ICAP Patent Brokerage, LLC where he managed its life sciences and Asia Pacific businesses from January 2009 through January 2012. Dr. Gray has a Juris Doctor degree from George Washington University School of Law, a Ph.D. in biophysics from the University of Virginia, and a Bachelor of Arts degree in physics from Princeton University. Dr. Gray’s extensive industry, executive and board experience position him well to serve as a member of our board of directors.

Peter A. Kiener, age 67, joined our board of directors in March 2016. Dr. Kiener served as the Chief Scientific Officer and Head of Research and Development of Sucampo Pharmaceuticals, Inc. (“Sucampo”), a global biopharmaceutical company, from October 2014 to February 2018. Prior to joining Sucampo, Dr. Kiener served as the Chief Scientific Officer of Ambrx, Inc., a clinical-stage biopharmaceutical company focused on the development of antibody-drug conjugates since 2013. From 2009 to 2013, he was President and co-founder of Zyngenia Inc., an early-stage biopharmaceutical company. Dr. Kiener holds a Bachelor’s Degree in Chemistry from the University of Lancaster and a Doctorate of Philosophy in Biochemistry from the University of Oxford. Dr. Kiener’s extensive executive leadership experience and his in-depth knowledge of the biopharmaceutical industry make him well qualified to serve on our board of directors.

Christopher Marlett, age 54, joined our board of directors in June 2015. Mr. Marlett is, and has been since 1997, the Chief Executive Officer and a co-founder of MDB. He also served on the board of directors of theMaven, Inc., a developer of a network of professionally-managed online media channels, from April 2008 to February 2018. Mr. Marlett has over twenty-seven years of investment banking experience, including all phases of corporate finance, such as the completion of initial public offerings, secondary offerings, PIPEs and strategic consulting. He holds a Bachelor of Science degree in Business Administration from the University of Southern California. Mr. Marlett’s leadership and financial experience position him well to serve as a member of our board of directors.

Steven McKnight, age 69, joined our board of directors in March 2016. Dr. McKnight is the founder and chairman of the Scientific Advisory Board of Peloton Therapeutics, Inc., a clinical-stage biotechnology company that discovers and develops first-in-class, small molecule cancer therapies targeting unexploited molecular vulnerabilities. He also serves as a professor in the Department of Biochemistry at UT Southwestern Medical Center, where he has led an active research laboratory since 1996. He is a member of the National Academy of Sciences, the National Academy of Medicine, and the American Academy of Arts and Sciences. Dr. McKnight holds a B.S. in Biology from The University of Texas at Austin and a Ph.D. in Biology from the University of Virginia. His academic accomplishments and pertinent research experience position him well to serve on our board of directors.

Frank Morich, age 65, joined our board of directors in July 2018. Dr. Morich serves as a consultant in the life sciences and health care industries. Dr. Morich has been a member of the supervisory board of MorphoSys AG (Nasdaq: MOR), a late-stage, biopharmaceutical company, since 2015. From 2011 to 2014, Dr. Morich served as Chief Commercial Officer at Takeda Pharmaceutical, a global pharmaceutical company, and from 2010 to 2011, he served as Executive Vice President International Operations at Takeda. From 2008 to 2010, Dr. Morich served as Chief Executive Officer of NOXXON Pharma AG, a clinical-stage drug development company, and from 2005 to 2007 he served as Chief Executive Officer and member of the board of directors of Innogenetics N.V., an international in vitro diagnostics company. During 2004 Dr. Morich served as Chief Executive Officer and Chairman of the Executive Board of AM Pharma B.V., a clinical-stage drug development company. Prior to that, Dr. Morich held several positions at Bayer, a global pharmaceutical and life sciences company, including member of the board of management of Bayer AG, head of global product development and head of research and development. Dr. Morich graduated in medical studies at the University of Marburg, Germany. Dr. Morich’s 35 years of experience in the life sciences and health care industries and extensive executive leadership experience make him well qualified to serve on our board of directors.

Information Concerning Executive Officers

Set forth below is background information relating to our executive officers:

Name	Age	Position
Daniel R. Passeri	58	Chief Executive Officer, President and Director
Ken Pienta, M.D.	59	Chief Medical Officer
Colin G. Sandercock	62	Senior Vice President, General Counsel and Secretary
Anish Suri	46	Chief Scientific Officer
Kerri-Ann Millar	50	Vice President, Finance

Daniel R. Passeri is discussed above under Information Concerning Directors.

Ken Pienta, M.D. joined Cue Biopharma in April 2017 as our Chief Medical Officer. He is currently the Donald S. Coffey Professor of Urology and Professor of Oncology and Pharmacology and Molecular Sciences at the Johns Hopkins University School of Medicine and serves as the Director of Research for the Brady Urological Institute. He previously served as a director of Curis from March 2013 to May 2017. From 1995 to 2013, Dr. Pienta was the Director of the Prostate Specialized Program of Research Excellence (SPORE) at The University of Michigan. He is a two-time American Cancer Society Clinical Research Professor Award recipient, is the author of more than 450 peer-reviewed articles, and has been the principle investigator on numerous local and national clinical trials. Dr. Pienta received a B.A. and an M.D. from the Johns Hopkins University.

Colin G. Sandercock has been our Senior Vice President, General Counsel and Secretary since December 2017. Prior to joining Cue Biopharma, he was a partner at Perkins Coie LLP since July 2010, practicing in the areas of patent litigation, procurement, management and enforcement of domestic and foreign patent portfolio, licensing disputes, trademark disputes, and opinions relating to infringement, validity and freedom to operate. Mr. Sandercock holds a B.S. from Moravian College, an M.S.E. from the University of Pennsylvania and a J.D. from Catholic University, Columbus School of Law.

Anish Suri has been our Chief Scientific Officer since May 2018. Prior to joining Cue Biopharma, he has held roles of increasing responsibility at Janssen Pharmaceutical Companies of Johnson & Johnson (“Janssen”), most recently as Senior Director at Janssen Immunosciences in Beerse, Belgium since January 2015 and, prior to that, as Scientific Director since 2013. His core responsibilities have included providing strategic leadership and guidance for new initiatives focused on parsing the specificity and diversity of the immune repertoire to enable antigen-specific immuno-therapies and related applications in cancer immunity; tolerogenic approaches for autoimmune diseases; and harnessing immune-monitoring to enable a deeper understanding of transition states from health to disease. Dr. Suri joined Janssen from Bristol-Myers Squibb (“BMS”) in 2013, where he was responsible for providing strategic guidance to immuno-oncology and immunology drug-discovery programs. Prior to BMS, Dr. Suri was an Assistant Professor of Pathology and Immunology at Washington University School of Medicine, St. Louis. Dr. Suri received his Ph.D. in Immunology from Washington University in St. Louis.

Kerri-Ann Millar became the Company’s Vice President, Finance in May 2018. Ms. Millar joined Cue Biopharma in September 2017 as Corporate Controller. Prior to joining Cue Biopharma, Ms. Millar served as Corporate Controller of Flexion Therapeutics, Inc., a biopharmaceutical company focused on the development of local therapies for the treatment of patients with musculoskeletal conditions, such as osteoarthritis, from March 2014 to September 2017. From May 2005 to March 2014, Ms. Millar served as Finance Specialist for Curis, Inc., a biotechnology company focused on treatments for cancer. Ms. Millar holds a B.S. in Accounting and Finance from Boston University and is a Certified Public Accountant.

Code of Ethics

We have in place a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, officers and employees. The Code of Ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the Code of Ethics to an appropriate person identified in the Code of Ethics; and

•	accountability for adherence to the Code of Ethics.

A current copy of the Code of Ethics is available at www.cuebiopharma.com. A copy may also be obtained, free of charge, from us upon a request directed to Cue Biopharma, Inc., P.O. Box 390509, Cambridge, Massachusetts 02139, attention: Investor Relations. We intend to disclose any amendments to or waivers of a provision of the Code of Ethics required to be disclosed by applicable SEC rules by posting such information on our website available at www.cuebiopharma.com and/or in our public filings with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all such filings. Based solely on our review of the copies of the reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during 2018, except that Anthony DiGiandomenico failed to file timely a single Form 4 with respect to the purchase of shares of common stock in the open market.

Audit Committee

Our Audit Committee consists of Mr. Driscoll, Dr. Kiener and Dr. Simon. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of the Nasdaq director independence standards and applicable rules of the SEC for audit committee members. The Board of Directors has elected Mr. Driscoll as Chairperson of the Audit Committee and has determined that he qualifies as an “audit committee financial expert” under the rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation And Other Information Concerning Directors And Officers

Our compensation philosophy is to offer our executive officers compensation and benefits that are competitive and meet our goals of attracting, retaining and motivating highly skilled management, which is necessary to achieve our financial and strategic objectives and create long-term value for our stockholders. We believe the levels of compensation we provide should be competitive, reasonable and appropriate for our business needs and circumstances. The principal elements of our executive compensation program have to date included base salary and long-term equity compensation in the form of stock options. We believe successful long-term Company performance is more critical to enhancing stockholder value than short-term results. For this reason and to conserve cash and better align the interests of management and our stockholders, we emphasize long-term performance-based equity compensation over base annual salaries.

The following table sets forth information concerning the compensation earned by the individual that served as our Principal Executive Officer during 2018 and our two most highly compensated executive officers other than the individual who served as our Principal Executive Officer during 2018 (collectively, the “named executive officers”):

Summary Compensation Table

Name and Principal Position	Year		Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(4)	TOTAL ($)
Daniel R. Passeri Chief Executive Officer, President	2018		345,000	103,500	381,163	4,195	833,858
	2017		325,000	81,218	—	4,153	406,218
Colin Sandercock Senior Vice President, General Counsel and Secretary	2018		275,000	55,000	—	220	330,220
	2017	(2)	22,917	6,248	1,208,659	—	1,237,824
Anish Suri Chief Scientific Officer	2018	(3)	207,863	106,500	2,854,488	53,085	3,221,156

(1)

The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see note 8 to our audited financial statements included with our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

(2)	Represents a partial year of employment. Mr. Sandercock joined us in December 2017.
(3)	Represents a partial year of employment. Mr. Suri joined us in May 2018.
(4)	The amounts shown in this column indicate parking fees, executive disability benefits and/or housing and relocation expenses paid by the Company.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2018.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Daniel R. Passeri Chief Executive Officer	272,366	272,366	(1)			2.86	8/29/2023
				100,000	(2)	11.54	7/23/2025
Colin Sandercock Senior Vice President, General Counsel and Secretary	37,500	112,500	(3)			7.50	12/27/2024
				100,000	(2)	7.50	12/27/2024
Anish Suri Chief Scientific Officer	31,250	218,750	(4)			14.32	5/14/2025
	2,500	17,500	(4)			8.26	8/14/2025
				100,000	(2)	11.54	7/23/2025

(1)	These unvested options vest in four equal semi-annual installments on February 28 and August 28 of 2019 and 2020.
(2)	These unvested options shall vest based upon the achievement of certain performance based vesting conditions.
(3)	These unvested options vest in six equal semi-annual installments on June 5 and December 5 of 2019, 2020 and 2021.
(4)	These unvested options vest in seven equal semi-annual installments on May 14 and November 14 of 2019, 2020 and 2021 and May 14, 2022.

Employment Agreements

The following is a summary of the employment arrangements with our named executive officers.

Daniel R. Passeri. We entered into an employment agreement with Mr. Passeri effective August 29, 2016. The initial term of the employment agreement ended on December 31, 2018, but has continued on a year-to-year basis and will continue do so unless terminated sooner pursuant to the terms of the employment agreement. Mr. Passeri’s current annual base salary is $395,000, and he is eligible for an annual incentive bonus of up to 50% of his base salary based upon achievement of performance-based objectives established by our board of directors.

If Mr. Passeri’s employment is terminated due to his death or disability, Mr. Passeri will be entitled to receive (i) any unpaid salary through the date of termination, (ii) any annual bonus earned but unpaid prior to the date of termination, (iii) reimbursement of any business expenses incurred through the date of termination, (iv) any accrued but unused vacation time, (v) all other payments, benefits or fringe benefits to which Mr. Passeri is entitled under the terms of any applicable compensation arrangement or benefit plan, and (vi) an annual bonus for the year in which such termination occurs, determined and payable as though no such termination had occurred. If Mr. Passeri’s employment is terminated without Cause or for Good Reason, he will be entitled to receive each of the benefits described in the foregoing clauses (i)-(v) and, subject to the terms and provisions of the employment agreement, a lump sum cash payment in an amount equal to (A) the annual bonus, prorated based on the number of days that Mr. Passeri is employed in such year through the date of termination plus (B) twelve (12) months of base salary. If Mr. Passeri’s employment is terminated for Cause or without Good Reason, he will be entitled to receive (i) any unpaid salary through the date of termination, (ii) reimbursement of any business expenses incurred through the date of termination, (iii) any accrued but unused vacation time, and (iv) all other payments, benefits or fringe benefits to which Mr. Passeri is entitled under the terms of any applicable compensation arrangement or benefit plan.

Under his employment agreement, Mr. Passeri is subject to confidentiality, noncompetition and nonsolicitation provisions that survive the term of his employment.

Anish Suri. We entered into an employment agreement with Mr. Suri effective April 10, 2018. The initial term of the employment agreement continues through April 26, 2020 and, unless terminated sooner pursuant to the terms of the employment agreement, continues on a year-to-year basis thereafter. Mr. Suri’s current annual base salary is $355,000, and he is eligible for an annual incentive bonus of up to 35% of his base salary based upon achievement of performance-based objectives established by our board of directors. Upon entering into the employment agreement, Mr. Suri received a one-time relocation expense allowance of up to $50,000 for expenses incurred by him in relocating to Massachusetts. Pursuant to Mr. Suri’s employment agreement, he was granted a seven-year option to purchase 250,000 shares of our common stock. Mr. Suri’s stock option becomes exercisable over four years in eight equal semi-annual installments beginning six months after the option’s date of grant.

If Mr. Suri’s employment is terminated due to his death or disability, Mr. Suri will be entitled to receive (i) any unpaid salary through the date of termination, (ii) any annual bonus for the year prior to the year in which such termination occurs that is earned but unpaid prior to the date of termination, (iii) reimbursement of any business expenses incurred through the date of termination, (iv) any accrued but unused vacation time, (v) all other payments, benefits or fringe benefits to which Mr. Suri is entitled under the terms of any applicable compensation arrangement or benefit plan, and (vi) an annual bonus for the year in which such termination occurs, determined and payable as though no such termination had occurred. If Mr. Suri’s employment is terminated without Cause or for Good Reason, he will be entitled to receive each of the benefits described in the foregoing clauses (i)-(v) and, subject to the terms and provisions of the employment agreement, a lump sum cash payment in an amount equal to (A) the annual bonus, prorated based on the number of days that Mr. Suri is employed in such year through the date of termination plus (B) six (6) months of base salary. If Mr. Suri’s employment is terminated for Cause or without Good Reason, he will be entitled to receive (i) any unpaid salary through the date of termination, (ii) reimbursement of any business expenses incurred through the date of termination, (iii) any accrued but unused vacation time, and (iv) all other payments, benefits or fringe benefits to which Mr. Suri is entitled under the terms of any applicable compensation arrangement or benefit plan.

Under his employment agreement, Mr. Suri is subject to confidentiality, noncompetition and nonsolicitation provisions that survive the term of his employment.

Colin Sandercock. We entered into an employment agreement with Mr. Sandercock effective December 4, 2017. The initial term of the employment agreement ended on December 31, 2018, but has continued on a year-to-year basis and will continue do so unless terminated sooner pursuant to the terms of the employment agreement. Mr. Sandercock’s current annual base salary is $285,000, and he is eligible for an annual incentive bonus of up to 35% of his base salary based upon achievement of performance-based objectives established by the Compensation Committee of our board of directors. Upon the completion of our initial public offering, Mr. Sandercock was granted (i) a seven-year option to purchase 150,000 shares of our common stock, which becomes exercisable over four years in eight equal semi-annual installments beginning six months after the option’s date of grant and (ii) a seven-year option to purchase 100,000 shares of our common stock, which becomes exercisable at each of the first two anniversaries of Mr. Sandercock’s hiring date upon the Compensation Committee’s determination that certain prescribed goals have been obtained.

If Mr. Sandercock’s employment is terminated due to his death or disability, Mr. Sandercock will be entitled to receive (i) any unpaid salary through the date of termination, (ii) any annual bonus earned but unpaid prior to the date of termination, (iii) reimbursement of any business expenses incurred through the date of termination, (iv) any accrued but unused vacation time, (v) all other payments, benefits or fringe benefits to which Mr. Sandercock is entitled under the terms of any applicable compensation arrangement or benefit plan, (vi) an annual bonus for the year in which such termination occurs, determined and payable as though no such termination had occurred, and (vii) three months of base salary, with such lump sum payable on the first payroll date that occurs more than 60 days after termination. If Mr. Sandercock’s employment is terminated without Cause or for Good Reason, he will be entitled to receive each of the benefits described in the foregoing clauses (i)-(v) and, subject to the terms and provisions of the employment agreement, a lump sum cash payment in an amount equal to (A) the annual bonus, prorated based on the number of days that Mr. Sandercock is employed in such year through the date of termination plus (B) six (6) months of base salary plus (C) if Mr. Sandercock elects to continue insurance under COBRA following termination, premiums for such coverage for the six-month period after termination. If Mr. Sandercock’s employment is terminated for Cause or without Good Reason, he will be entitled to receive (i) any unpaid salary through the date of termination, (ii) reimbursement of any business expenses incurred through the date of termination, (iii) any accrued but unused vacation time, and (iv) all other payments, benefits or fringe benefits to which Mr. Sandercock is entitled under the terms of any applicable compensation arrangement or benefit plan.

Under his employment agreement, Mr. Sandercock is subject to confidentiality, noncompetition and nonsolicitation provisions that survive the term of his employment.

Director Compensation

We maintain a compensation policy for our non-employee directors (the “Director Compensation Policy”) that is intended to enable us to attract and retain, on a longer term basis, high qualified non-employee directors. Pursuant to the director compensation policy, as revised on October 30, 2018, our non-employee directors receive on an annual basis a $35,000 retainer paid in cash. In addition, the chairman of the Board, if he or she is a non-employee director (the “Non-Employee Chairman”) receives an annual cash retainer of $45,000 and standing committee members receive the annual committee fees set forth below.

Audit Committee Chair:	$15,000
Audit Committee Member (other than the committee Chair):	$7,500
Compensation Committee Chair:	$10,000
Corporate Development Committee Member (other than the committee Chair):	$5,000
Corporate Development Committee Chair:	$10,000
Science and Technology Strategy Committee Member (other than the committee Chair):	$5,000
Science and Technology Strategy Committee Chair:	$10,000
Compensation Committee Member (other than the committee Chair):	$5,000
Corporate Governance and Nominating Committee Chair:	$8,000
Corporate Governance and Nominating Committee Member (other than the committee Chair):	$4,000

Upon initial appointment to the Board a non-employee director is awarded options to purchase 50,000 shares of common stock that vest and become exercisable in eight equal semi-annual installments. On the first trading day following December 31 of each year, each non-employee director other than the Non-Employee Chairman is awarded Options to purchase 8,000 shares of Common Stock and the Non-Employee Chairman is awarded options to purchase 9,600 shares of Common Stock. Such options vest and become exercisable on the first anniversary of the grant date provided the annual options awarded for 2018 service were awarded as of June 12, 2018 and the vesting date for such options was December 31, 2018.

The following table sets forth information with respect to compensation earned by or awarded to each of our independent directors who served on our board of directors during the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation		Total ($)
Frederick Driscoll	28,750	478,084	12,000	(2)	518,834
Anthony DiGiandomenico	26,250	70,346	—		96,596
Cameron Gray	26,250	70,346	—		96,596
Peter A. Kiener	89,000	84,416	—		173,416
Christopher Marlett	26,250	70,346	—		96,596
Steven McKnight	59,000	70,346	—		129,346
Frank Morich	18,333	299,109	—		317,442
Barry Simon	70,500	70,346	—		140,846

(1)

The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see note 8 to our audited financial statements included with our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC. The following table shows the number of shares subject to outstanding option awards held by each non-employee director as of December 31, 2018:

Name	Shares Subject to Outstanding Stock Option Awards (#)
Frederick Driscoll	50,000
Anthony DiGiandomenico	8,000
Cameron Gray	8,000
Peter A. Kiener	195,520
Christopher Marlett	8,000
Steven McKnight	133,920
Frank Morich	50,000
Barry Simon	133,920

(2)

Represents cash paid for service as an independent contractor advising the Company on finance matters after the Company’s chief financial officer resigned in early 2018, but before Mr.  Driscoll became a member of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Securities ownership of certain beneficial owners and management

The following table sets forth certain information regarding beneficial ownership of our voting stock as of April 23, 2019 by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of any class of our voting stock;

•	each executive officer included in the Summary Compensation Table below;

•	each of our directors;

•	each person nominated to become director; and

•	all executive officers, directors and nominees as a group.

Unless otherwise noted below, the address of each person listed on the table is c/o Cue Biopharma, Inc. at 21 Erie Street, Cambridge, Massachusetts 02139. To our knowledge, each person listed below has sole voting and investment power over the shares shown as beneficially owned except to the extent jointly owned with spouses or otherwise noted below.

Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of an option or warrant) within 60 days after April 23, 2019 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The applicable percentage of common stock as of April 23, 2019 is based upon 20,783,246 shares outstanding on that date.

Name and Address of Beneficial Owner	Common Stock		Shares Underlying Options	Shares Underlying Warrants	Number of Shares Beneficially Owned	Percentage of Class
Directors and Executive Officers
Daniel R. Passeri	47,600		390,458	—	438,058	2.1%
Colin Sandercock	—		121,250	—	121,250	*
Anish Suri	2,000		117,500	—	119,500	*
Anthony DiGiandomenico(1)	57,000		8,000	—	65,000	*
Frederick Driscoll	—		6,250	—	6,250	*
Cameron Gray	667,500		8,000	253,606	929,106	4.4%
Peter Kiener	—		109,152	—	109,152	*
Chris Marlett(2)	1,106,575		8,000	601,841	1,716,416	8.0%
Steven McKnight	—		83,552	—	83,552	*
Frank Morich	—		6,250	—	6,250	*
Barry Simon	—		83,552	—	83,552	*
Directors and Executive Officers as a group (13 persons)	1,883,675		1,070,089	855,447	3,809,211	16.8%
Five Percent Stockholders
MDB Capital Group, LLC(3)	1,007,973		—	601,841	1,609,814	7.5%
Peter A. Appel(4)	1,522,222	(5)	—	—	1,522,222	7.3%

*	Less than one percent.
(1)

This row does not include shares owned by MDB Capital Group, LLC (“MDB”), of which Mr. DiGiandomenico holds a 24.99% ownership stake but no dispositive or voting power over Cue Biopharma shares held by MDB.

(2)

Includes 89,602 shares owned by the Christopher A. Marlett Living Trust, of which Mr. Marlett is sole trustee, and securities owned by MDB, of which Mr. Marlett is Chief Executive Officer and a co-founder. Mr. Marlett has sole voting and dispositive power with respect to these shares. Mr. Marlett disclaims any beneficial ownership of the shares included in the table above except to the extent of his pecuniary interests therein, and this proxy statement shall not be deemed an admission that Mr. Marlett is the beneficial owner of such securities.

(3)	The address of MDB is 2425 Cedar Springs Road, Dallas, Texas 75201.
(4)	The address of Peter A. Appel is 3505 Main Lodge Drive, Coconut Grove, Florida 33133.
(5)	Based solely on the Schedule 13G filed on February 13, 2018 by Peter A. Appel.

Equity Compensation Plan Information

The following table presents information on the Company’s equity compensation plans as of December 31, 2018. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Outstanding)
Equity compensation plans approved by security holders	4,540,321	$7.08	648,450
Equity compensation plans not approved by security holders	—	—	—
Total	4,540,321	$7.08	648,450

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships And Related Transactions

In December 2017, our Board of Directors adopted a written policy with regard to related person transactions, which sets forth our procedures and standards for the review, approval or ratification of any transaction required to be reported in our filings with the SEC or in which one of our executive officers or directors has a direct or indirect material financial interest, with limited exceptions. Our policy is that the Corporate Governance and Nominating Committee shall review the material facts of all related person transactions (as defined in the related person transaction approval policy) and either approve or disapprove of the entry into any related person transaction. In the event that obtaining the advance approval of the Corporate Governance and Nominating Committee is not feasible, the Corporate Governance and Nominating Committee shall consider the related person transaction and, if the Corporate Governance and Nominating Committee determines it to be appropriate, may ratify the related person transaction. In determining whether to approve or ratify a related person transaction, the Corporate Governance and Nominating Committee will take into account, among other factors it deems appropriate, whether the related person transaction is on terms comparable to those available from an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. If our Board of Directors finds that a conflict of interest exists, then it will determine the appropriate action or remedial action, if any. Our Board of Directors approves or ratifies a transaction if it determines that the transaction is in, or is not inconsistent with, our best interests and the best interest of our stockholders.

Other than compensation agreements and other arrangements, which are described below under the heading “Compensation And Other Information Concerning Directors And Officers”, in 2018 there was not, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of their immediate families had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors has determined that each of Frederick Driscoll, Peter Kiener, Steven McKnight, Frank Morich and Barry Simon are “independent directors” as such term is defined by Nasdaq Marketplace Rule 5605(a)(2).

Item 14. Principal Accountant Fees and Services

Audit Fees

The following tables set forth the aggregate fees billed or expected to be billed by RSM US LLP and Gumbiner Savett Inc (“Gumbiner Savett”), respectively, for audit and non-audit services related to 2018 and 2017, including “out-of-pocket” expenses incurred in rendering these services. The nature of the services provided for each category is described following the tables.

RSM US LLP
Fee Category	2018	2017
Audit Fees (1)	$287,513	—
Audit-Related Fees	$21,000	—
Tax Fees	—	—
All Other Fees	—	—

Total	$308,513	—

Gumbiner Savett Inc.
Fee Category	2018	2017
Audit Fees (1)	$45,155	$156,745
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$45,155	$156,745

(1)	Audit fees include fees for professional services rendered for the audit of our annual statements, quarterly reviews, consents and assistance with and review of documents filed with the SEC.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires that all services to be provided by the Company’s independent public accounting firm, including audit services and permitted non-audit services, to be pre-approved by the Audit Committee. The Audit Committee pre-approved all services provided by Gumbiner Savett and RSM US LLP during 2018.

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

3.	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration /File No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	12/27/17	005-90232

3.2	Amended and Restated Bylaws of the Registrant		S-1	3.5	12/05/17	333-220550

4.1	Specimen Certificate representing shares of common stock of the Registrant		S-1	4.1	12/05/17	333-220550

4.2	Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2015 private placement offering		S-1	4.3	09/21/17	333-220550

4.3	Warrant issued to MDB Capital Group, LLC (U2017-1) dated December 27, 2017		10-K	4.3	03/29/18	001-38327

4.4	Warrant issued to Feltl and Company, Inc. (U2017-2) dated December 27, 2017		10-K	4.4	03/29/18	001-38327

4.5	Warrant issued to Paulson Investment Company LLC (U2017-3) dated December 27, 2017		10-K	4.5	03/29/18	001-38327

10.1	Form of Registration Rights Agreement between the Registrant and investors for an offering completed on June 15, 2015		S-1	10.4	09/21/17	333-220550

10.2	Form of Joinder and Amendment to Registration Rights Agreement between the Registrant and investors for an offering completed on December 22, 2016		S-1	10.6	09/21/17	333-220550

10.3	Employment Agreement between the Registrant and Daniel R. Passeri dated August 29, 2016*		S-1	10.9	09/21/17	333-220550

10.4	Form of Indemnification Agreement between the Registrant and its directors and officers		S-1	10.10	09/21/17	333-220550

10.5	Amended and Restated License Agreement by and between the Registrant and Albert Einstein College of Medicine dated July 31, 2017†		S-1	10.11	12/13/17	333-220550

10.6	Cue Biopharma, Inc. 2016 Omnibus Incentive Plan, as amended and restated*		S-1	10.13	09/21/17	333-220550

10.7	Form of stock option award under 2016 Omnibus Incentive Plan*		S-1	10.14	09/21/17	333-220550

10.8	Cue Biopharma, Inc. 2016 Non-Employee Equity Incentive Plan*		S-1	10.15	09/21/17	333-220550

10.9	Form of stock option award under 2016 Non-Employee Equity Incentive Plan*		S-1	10.16	09/21/17	333-220550

10.10	Director Compensation Policy dated October 30, 2018*		10-K	10.10	03/14/19	001-38327

10.11	Exclusive Patent License and Research Collaboration Agreement between the Registrant and Merck Sharp & Dohme Corp. dated November 14, 2017†		S-1	10.21	12/04/17	333-220550

10.12	Executive Employment Agreement between the Registrant and Colin G. Sandercock dated as of November 15, 2017*		S-1	10.22	12/04/17	333-220550

10.13	License Agreement between the Registrant and MIL 21 E, LLC dated January 19, 2018		10-K	10.21	03/29/18	001-38327

10.14	First Amendment to the License Agreement between Registrant and MIL 21E, LLC dated June 18, 2018		8-K	10.1	06/20/18	001-38327

10.15	Executive Employment Agreement between the Registrant and Anish Suri dated April 10, 2018*		10-Q	10.2	8/13/18	001-38327

10.16	Collaboration, License and Option Agreement between the Registrant and LG Chem, Ltd. dated November 6, 2018†		8-K	10.1	12/26/18	001-38327

21	List of Subsidiaries		10-K	21	03/14/19	001-38327

23.1	Consent of Gumbiner Savett Inc., Independent Registered Public Accounting Firm		10-K	23.1	03/14/19	001-38327

23.2	Consent of RSM Inc., Independent Registered Public Accounting Firm		10-K	23.2	03/14/19	001-38327

24.1	Power of Attorney (included on signature page of Original Report)		10-K	24.1	03/14/19	001-38327

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	32.1	03/14/19	001-38327

*	Indicates management compensatory plan, contract or arrangement.
†	Confidential treatment has been granted with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: April 30, 2019	By:	/s/ Daniel R. Passeri
Daniel R. Passeri
Chief Executive Officer and Director
(Principal Executive Officer)