Form 10-Q
period 2019-03-31
Cue Biopharma, Inc.
filed 2019-05-08
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CUE	The Nasdaq Stock Market LLC

As of May 1, 2019 the registrant had 20,783,246 shares of Common Stock ($0.001 par value) outstanding.

CUE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$21,913	$20,800
Marketable securities, short term	8,966	18,413
Restricted cash, short-term	50	50
Prepaid expenses and other current assets	1,039	1,347
Total current assets	31,968	40,610
Property and equipment, net	2,595	2,781
Operating lease right-of-use	8,691	—
Deposits	1,013	1,013
Restricted cash, long term	150	150
Other long term assets	771	809
Total assets	$45,188	$45,363
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,893	$2,035
Accrued expenses	2,149	1,788
Research and development contract liability, current portion	1,887	2,012
Deferred rent	—	381
Operating lease liability, current portion	3,644	—
Total current liabilities	10,573	6,216
Research and development contract liability, net of current portion	4,930	5,175
Other long-term liabilities
Operating lease liability, net of current portion	4,947	—
Total liabilities	$20,450	$11,391

Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,783,246 and 20,697,453 shares issued and outstanding, at March 31, 2019 and December 31, 2018, respectively	21	21
Additional paid in capital	107,788	105,763
Accumulated other comprehensive loss	(3)	(11)
Accumulated deficit	(83,068)	(71,801)
Total stockholders’ equity	24,738	33,972
Total liabilities and stockholders’ equity	$45,188	$45,363

The accompanying notes are an integral part of these financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Collaboration revenue	$370	$—
Operating expenses:
General and administrative	3,444	1,703
Research and development	8,353	5,819
Total operating expenses	11,797	7,522
Loss from operations	(11,427)	(7,522)
Other income (expense):
Interest income	114	—
Other income (expense), net	46	(1)
Total other income (expense)	160	(1)
Net loss	$(11,267)	$(7,523)
Unrealized gains (losses) from available-for-sale securities, net of tax of $0	(3)	—
Comprehensive loss	$(11,270)	$(7,523)
Net loss per common share – basic and diluted	$(0.54)	$(0.37)
Weighted average common shares outstanding – basic and diluted	20,718,233	20,063,609

The accompanying notes are an integral part of these financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited in thousands, except share and per share amounts)

	Common Stock		Common Stock to be Issued		Additional	Accumulated Other		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2017	19,459,194	19	671,572	1	94,408	—	(32,821)	61,607
Common stock issued	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,158	—	—	1,158
License agreements	671,572	1	(671,572)	(1)	—	—	—	-
Exercise of stock options	—	—		—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(7,523)	(7,523)
Balance at March 31, 2018	20,130,766	20			95,566	—	(40,344)	55,242

Balance, December 31, 2018	20,697,453	$21	—	$—	$105,763	$(11)	$(71,801)	$33,972
Stock-based compensation	—	—	—	—	1,768	—	—	1,768
Exercise of stock options	85,793	—	—	—	257	—	—	257
Other comprehensive income (loss)	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(11,267)	(11,267)
Balance at March 31, 2019	20,783,246	$21	—	$—	$107,788	$(3)	$(83,068)	$24,738

Cue Biopharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(11,267)	$(7,523)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	205	167
Stock-based compensation	1,768	1,158
Deferred rent	—	(27)
Operating lease right of use amortization	1,001	—
Operating lease liability	(756)	—
Other non cash charges	(5)	—
Non-cash investment expense	(45)	—
Changes in operating assets and liabilities:
Research and development contract advances	—	(531)
Prepaid expenses and other current assets	(225)	(481)
Deposits	—	(1,060)
Accounts payable	858	(391)
Accrued expenses	361	(599)
Research and development contract liability	(370)	(472)
Net cash used in operating activities	(8,475)	(9,759)
Cash flows from investing activities
Purchases of property and equipment	(19)	(673)
Redemption of short term investments	9,500	—
Net cash provided by (used in) investing activities	9,481	(673)
Cash flows from financing activities
Proceeds from exercise of stock options	257	—
Net cash provided by financing activities	257	—
Net increase/(decrease) in cash, cash equivalents, and restricted cash	1,263	(10,432)
Cash, cash equivalents, and restricted cash at beginning of period	20,850	63,534
Cash, cash equivalents, and restricted cash at end of period	$22,113	$53,102
Supplemental disclosures of cash flow information:
Interest	—	—
Income taxes	—	—
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable or accrued expenses	$—	$227

The accompanying notes are an integral part of these financial statements.

Cue Biopharma, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2019 and 2018

1.	Organization and Basis of Presentation

Cue Biopharma, Inc. (the “Company”) was incorporated in the State of Delaware on December 31, 2014 under the name Imagen Biopharma, Inc., and completed its organization, formation, and initial capitalization activities effective as of January 1, 2015. In October 2016, the Company changed its name to Cue Biopharma, Inc. The Company’s corporate office and research facilities are located in Cambridge, Massachusetts.

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations. As of March 31, 2019, the Company had cash, cash equivalents and marketable securities of approximately $30,879,000.  Management believes that current cash, cash equivalents and marketable securities on hand at March 31, 2019 should be sufficient to fund operations for at least the next twelve months from the date of issuance of these financial statements; however, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop the Company’s product candidates in order to generate future revenue streams.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary Cue Biopharma Securities Corporation, Inc. which was formed in December 2018 and incorporated in the Commonwealth of Massachusetts. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2019, as amended on Form 10-K/A filed with the SEC on April 30, 2019.

Interim results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019, or any future periods.

Consolidation

The accompanying consolidated financial statements include the Company and its wholly-owed subsidiary, Cue Biopharma Securities Corporation, Inc. The Company has eliminated all intercompany transactions for the three months ended March 31, 2019.

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

Marketable Securities

Marketable securities consist of investments with original maturities greater than ninety days and less than one year from the balance sheet date.  The Company classifies all of its investments as available-for-sale securities.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  Unrealized gains and losses are recognized and determined on a specific identification basis and are included in other comprehensive loss. Realized gains and losses are determined on a specific identification basis and are included in other income (loss) on the income statement.  Amortization and accretion of discounts and premiums is recorded in interest income.  The Company currently invests available cash in United States Treasury obligations.

Restricted Cash

The Company purchased a $50,000 certificate of deposit to collateralize a credit card account with a commercial bank that was classified as short-term restricted cash as of March 31, 2019 and December 31, 2018.  The Company also had $150,000 in restricted cash with a commercial bank to collateralize a credit card as of March 31, 2019 and December 31, 2018.

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

Trademark

Trademark consists of the Company’s right, title and interest to the CUE BIOLOGICS Mark, and any derivative mark incorporating CUE, throughout the world, together with all associated goodwill and common law rights appurtenant thereto, including, but not limited to, any right, title and interest in any corporate name, company name, business, name, trade name, dba, domain name, or other source identifier incorporating CUE.

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years at March 31, 2019.  The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to expense as incurred. For the three months ended March 31, 2019 and 2018, patent expenses were $569,000 and $117,000, respectively. Patent expenses are included in general and administrative expenses in the Company’s statements of operations.

Licensing Fees and Costs

Licensing fees and costs consist primarily of costs relating to the acquisition of the Company’s license agreement with the Albert Einstein College of Medicine (“Einstein”), including related royalties, maintenance fees, milestone payments and product development costs. Licensing fees and costs are charged to expense as incurred.

Long-Lived Assets

The Company reviews long-lived assets, consisting of property and equipment, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.  During the three months ended March 31, 2019 and 2018, there were no disposals of property and equipment.

Right of Use Asset and Operating Lease Liability

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as, the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

We elected to adopt the package of practical expedients, which among other things, allows us to carry forward the historical lease classification and combine lease and non-lease components as a single component.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method for all material leases that existed at or commenced after January 1, 2019. See Note 10 for additional details. The Company elected to apply the practical expedients in ASC 842-10-65-1 and therefore:

1.	did not reassess its expired lease for its former headquarters at 675 West Kendall Cambridge, MA;
2.	its two operating leases remain classified as operating leases;
3.	did not re-assess initial direct costs for any existing leases; and
4.	will not separate the lease and non-lease components.

The adoption of ASC 842 did not have a material net impact on the Company’s Consolidated Statements of Operations as of the effective date of adoption. The following table approximates the impact that the adoption of ASC 842 had to the Company’s March 31, 2019 Consolidated Balance Sheet as impacted by the present value of future cash flows calculation against both the asset and liability:

	Balance without adoption of ASC 842	Adjustment as of January 1, 2019	As reported balance as of March 31, 2019
Deferred rent	($381,000)	$381,000	$-
Right of use asset	$-	$9,691,000	$8,691,000
Operating lease liability	$-	($9,346,000)	($8,590,000)

Stock-Based Compensation

The Company periodically issues stock options to officers, directors, employees, Scientific and Clinical Advisory Board members, non-employees and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to officers, directors and employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. Stock option grants, which are generally time-vested, are measured at the grant date fair value and charged to operations on a straight-line basis over the service period, which generally approximates the vesting term. The Company also grants performance-based awards to periodically to officers of the Company. The Company recognizes compensation costs related to performance awards over the requisite service period if and when the Company concludes that it is probable that the performance condition will be achieved.  Stock options granted to members of the Company’s Scientific and Clinical Advisory Board, non-employees and outside consultants are valued at the grant date fair value and charged to operations on a straight-line basis over the service period, which generally approximates the vesting term.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized.  Other comprehensive income or loss is defined as the change in equity during a period from transactions and other and other events and circumstances from non-owner sources.   Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss).  Comprehensive loss includes net loss as well as changes in stockholders’ equity that result from transactions and economic events other than those with stockholders.  The Company’s only element of other comprehensive loss in all periods presented was unrealized loss on available-for-sale securities.

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

At March 31, 2019 and 2018, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2019	2018
Common stock warrants	1,252,441	1,252,441
Common stock options	5,214,753	2,757,221
Total	6,467,194	4,009,662

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

The Company had $21,913,385 in cash equivalents and $8,966,250 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet as of March 31, 2019.  There were no financial instruments that were measured and recorded at fair value on the Company’s balance sheet as of March 31, 2018.

The carrying value of financial instruments (consisting of cash, a certificate of deposit, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements and Adopted Standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We elected to adopt the package of practical expedients, which among other things, allows us to carry forward the historical lease classification and combine lease and non-lease components as a single component. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company adopted the provisions of ASU 2016-02 on January 1, 2019 which resulted in a recognition of a right of use asset of approximately $9,692,000 and lease liability of approximately $9,347,000. There was no cumulative adjustment to retained earnings as a result of this adoption. This adoption resulted in a balance sheet presentation that is not be comparable to the prior period in the first year of adoption. As of March 31, 2019, the Company recorded a right of use asset of approximately $8,691,000 and lease liability of approximately $8,590,000. The change in the right of use asset and lease liability are due to rental payments made during the three months ended March 31, 2019.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2019 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2019
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$16,176	$—	$—	$16,176
Marketable securities	—	8,966	—	8,966
Total	$16,176	$8,966	$—	$25,142

	Fair Value Measurements as of December 31, 2018
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$10,548	$—	$—	$10,548
Marketable securities	—	18,412	—	18,412
Total	$10,548	$18,412	$—	$28,960

As of March 31, 2019, the Company’s cash equivalents that are invested in money market funds valued using Level 1 inputs for identical securities.  The Company measures the fair value of marketable securities that are invested in United States Treasury securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the three months ended March 31, 2019, there were no transfers between Level 2 and Level 3. As of December 31, 2018, the Company reported approximately $28,960,000 of cash equivalents and marketable securities.  During the year ended December 31, 2018, there were no transfers between Level 2 and Level 3.

The carrying values of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.

4.	Marketable Securities

As of March 31, 2019, the fair value of available-for-sale marketable securities by type of security was as follows:

	March 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$8,969	$—	$(3)	$8,966
	$8,969	$—	$(3)	$8,966

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$18,424	$—	$(11)	$18,413
	$18,424	$—	$(11)	$18,413

At March 31, 2019, marketable securities consisted of approximately $8,966,000 of investments that mature within twelve months.  At December 31, 2018, marketable securities consisted of approximately $18,413,000 of investments that mature within twelve months.

5.	Property and Equipment

Property and equipment as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Computer equipment	$192	$182
Laboratory equipment	3,881	3,872
Furniture and fixtures	93	93
	4,166	4,147
Less: Accumulated depreciation	$(1,571)	$(1,366)
Total property and equipment, net	$2,595	$2,781

Depreciation expense for the three months ended March 31, 2019 and 2018 was approximately $205,000 and $167,000, respectively. There were no disposals of property and equipment for the three months ended March 31, 2019 and 2018.

6.	Stock-Based Compensation

For stock options requiring an assessment of value during the three months ended March 31, 2019, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

March 31, 2019
Risk-free interest rate	2.49 to 2.59%
Expected dividend yield	0%
Expected volatility	82.0-90.2%
Expected life	4.0 to 6.25 years

A summary of stock option activity for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2018	4,540,321	$4.07	5.76
Granted	774,600	6.33
Exercised	(85,793)	—
Cancelled	(14,375)	—
Stock options outstanding at March 31, 2019	5,214,753	7.03	5.88
Stock options exercisable at March 31, 2019	1,912,524	$5.62	4.78

As of March 31, 2019, total unrecognized stock-based compensation was approximately $16,123,087, which is expected to be recognized as an operating expense in the Company’s statement of operations through July 2022.

The intrinsic value of exercisable but unexercised in-the-money stock options at March 31, 2019 was approximately $398,642, based on a fair value of $7.73 per share on March 29, 2019.

Stock-based compensation for the three months ended March 31, 2019 and 2018 was included in the statement of operations as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
General and administrative	$560	$380
Research and development	1,208	778
Total	$1,768	$1,158

7.	Warrants

The Company had two tranches of common stock warrants outstanding at March 31, 2019.  The first tranche is exercisable for 370,370 shares of common stock issued on June 15, 2015 with an exercise price of $2.70 per share.  These warrants were issued with a 7 year life and expire on June 15, 2022.  The second tranche is exercisable for 882,071 shares of common stock was issued on December 27, 2017 with an exercise price of $9.38 per share.  These warrants were issued with a 5 year life and expire on December 26, 2022.  The intrinsic value of exercisable but unexercised in-the-money common stock warrants at March 31, 2019 was approximately $1,863,000 based on a fair value of $7.73 per share on March 29, 2019.

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

As it relates to the Merck Agreement, the Company recognized the upfront payment associated with its one open contract as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified in current liabilities. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as contract liabilities, net of current portion. The Company determined that there was one performance obligation; consisting of the license and research development services.  Thus, the transaction price of $2.5 million was allocated to the single performance obligation.

The Company does not believe that any variable consideration should be included in the transaction price at March 31, 2019.  Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.  For the three months ended March 31, 2019, the Company recognized $370,000 in collaboration revenue related to this agreement and recorded short and long-term research and development liabilities on its balance sheet dated March 31, 2019 of $893,157 and $94,160, respectively.

On November 6, 2018, the Company entered into a Collaboration Agreement with LG Chem related to the development of the Company’s Immuno-STATs focused in the field of oncology.  Pursuant to the Collaboration Agreement the Company granted LG Chem an exclusive license to develop, manufacture and commercialize the Company’s lead product, CUE-101, as well as Immuno-STATs that target T-cells against two additional cancer antigens, in certain Asian countries (collectively, the “LG Chem Territory”).  LG Chem has the option to elect one additional Immuno-STAT for an oncology target within two years of the agreement for a worldwide development and commercialization license, and Cue Biopharma will retain an option to co-develop and co-commercialize the additional program worldwide.  Cue Biopharma retains rights to develop and commercialize all assets included in the agreement in the United States and in global markets outside of Asia.  In exchange for the licenses and other rights granted to LG Chem under the Collaboration Agreement, LG Chem will make a $5.0 million equity investment in common stock of Cue Biopharma, Inc. and a $5.0 million nonrefundable upfront cash payment.  Cue Biopharma is also be eligible to receive up to an additional $400 million in research, development, regulatory and sales milestones.  In addition, the Collaboration Agreement also provides that LG Chem will pay the Company tiered single-digit royalties on net sales of commercialized product candidates in the LG Chem Territory.

As it relates to the LG Chem Agreement, the Company recognized the $5.0 million upfront payment associated with its one open contract as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Of the $5.0 million upfront payment, $825,000 was recognized as tax withholding, shown as income tax expense on the statement of operations and comprehensive loss. The Company also recorded approximately $829,000 in premium paid for the stock purchased by LG Chem pursuant to the Stock Purchase Agreement dated November 6, 2018, as a contract liability upon receipt of payment.  These amounts require deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement.  Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified in current liabilities. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as contract liabilities, net of current portion.  Thus, the transaction price of $5.8 million was recorded in short and long-term research and development liabilities on its balance sheet dated March 31, 2019 of $993,396 and $4,835,958 respectively.

The Company does not believe that any variable consideration should be included in the transaction price as of March 31, 2019.  Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.  For the three months ended March 31, 2019, the Company did not recognized revenue related to this agreement.

The Company considered the capitalization of contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers.  There were no contract costs identified in the Merck Agreement.  As it related to the LG Chem agreement, the Company capitalized license expenses of approximately $438,000 as of December 31, 2018, pursuant to the Einstein license agreement. As of March 31, 2019, $54,200 was included in prepaid expenses and other short-term assets and $347,235 is included in other long-term assets and $36,494 was recorded as license expense.

9.	Related Party Transactions

The former interim Chief Financial Officer of the Company, who is also the Chief Financial Officer of MDB, a related party, was compensated at a rate of $6,000 per month, reflecting an aggregate charge to operations for the three months ended March 31, 2019 and 2018 of $0 and $18,000, respectively.

10.	Commitments and Contingencies

Einstein License and Service Agreement

In 2015, the Company entered into the Einstein License with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T-cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T-cell targeting peptides. On July 31, 2017, the Company entered into an amended and restated license agreement which modified certain obligations of the parties under the Einstein License.  For the three months ended March 31, 2019 and 2018, the Company incurred approximately $12,500 and $10,000, respectively, in fees and expenses to Einstein in relation to this license.

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

Agreements with Catalent

On March 7, 2017, the Company entered into an agreement with Catalent Pharma Solutions, LLC (“Catalent”) for Catalent to provide services on a sequential milestone basis with respect to the development and manufacture of the Company’s lead drug candidate, CUE-101. The services under the agreement are designed to support the preparation and filing of an Investigational New Drug Application with the United States Food and Drug Administration to allow for the commencement of a Phase 1 clinical trial of CUE-101 in the United States. The Company incurred total direct costs under this agreement aggregating $0.6 million during the three months ended March 31, 2019 and currently estimates that it will incur an additional $0.2 million of such costs for the year ended December 31, 2019. Certain of these agreements contain nonrefundable advance payments for which the Company anticipates receiving the contracted services within 12 months from the date of payment. Management periodically reviews and updates the project’s estimated budget and timeline.

Collaboration Agreement with Merck

On November 14, 2017, the Company entered into the Collaboration Agreement with Merck for a partnership to research and develop certain of the Company’s proprietary biologics that target certain autoimmune disease indications (the “Initial Indications”). We view this Collaboration Agreement as a component of our development strategy since it will allow us to advance our autoimmune programs in partnership with a world class pharmaceutical company, while also continuing our focus on our more advanced cancer programs. The research program outlined in the Collaboration Agreement entails (1) our research, discovery and development of certain Immuno-STAT™ drug candidates up to the point of demonstration of certain biologically relevant effects (“Proof of Mechanism”) and (2) the further development by Merck of the Immuno-STAT™ drug candidates that have demonstrated Proof of Mechanism (the “Proposed Product Candidates”) up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates’ profiles as described in the Collaboration Agreement.

In exchange for the licenses and other rights granted to Merck under the Collaboration Agreement, Merck paid to the Company a $2.5 million nonrefundable up-front payment. Additionally, the Company may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, the Company is eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Collaboration Agreement requires the Company to use the first $2.5 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales. For the three months ended March 31, 2019 and 2018, the Company recorded approximately $370,000 and $0 in collaboration revenue related to this agreement.

Collaboration Agreement with LG Chem Life Sciences

On November 6, 2018, the Company entered into a Collaboration Agreement with LG Chem Life Sciences.  related to the development of the Company’s Immuno-STATs focused in the field of oncology.  Pursuant to the Collaboration Agreement the Company granted LG Chem an exclusive license to develop, manufacture and commercialize the Company’s lead product, CUE-101, as well as Immuno-STATs that target T-cells against two additional cancer antigens, in certain Asian countries (collectively, the “LG Chem Territory”).  LG Chem has the option to elect one additional Immuno-STAT for an oncology target within two years of the agreement for a worldwide development and commercialization license, and Cue Biopharma will retain an option to co-develop and co-commercialize the additional program worldwide.  Cue Biopharma retains rights to develop and commercialize all assets included in the agreement in the United States and in global markets outside of Asia.  In exchange for the licenses and other rights granted to LG Chem under the Collaboration Agreement, LG Chem will make a $5.0 million equity investment in common stock of Cue Biopharma, Inc. and a $5.0 million nonrefundable upfront cash payment.  Cue Biopharma is also be eligible to receive up to an additional $400 million in research, development, regulatory and sales milestones.  In addition, the Collaboration Agreement also provides that LG Chem will pay the Company tiered single-digit royalties on net sales of commercialized product candidates in the LG Chem Territory.  There was no revenue recognized for the three months ended March 31, 2019 related to this agreement.

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

On January 18, 2018, the Company entered into an operating lease agreement for laboratory space to commence following the expiration of is current lease agreement described above with a term continuing until April 30, 2021. The monthly rental rate under the lease agreement is $297,500 for the first 18 months and $330,500 for the remainder of the term. Pursuant to the terms of the lease agreement, the Company prepaid three months’ of rent payments upon entering into the lease agreement.

On June 18, 2018, the Company entered into an amended lease agreement that provided the Company with a reduction in rental fees for its office and laboratory space in exchange for prepayment of a portion of the fees. This amendment was effective beginning on May 15, 2018 and expires on April 14, 2021.

On September 20, 2018, the Company entered into an operating lease for additional laboratory space in Cambridge, Massachusetts for the period from October 15, 2018 through April 14, 2021. The lease contains escalating payments during the lease period. The monthly rental rate under the lease agreement is $72,600 for the first 12 months and $78,600 for the remainder of the term. Upon execution of this lease agreement the Company prepaid three months of rent which will be held in escrow and credited against future rent payments. The Company also prepaid twelve months rent pursuant to the lease agreement executed on September 20, 2018.  Approximately $236,000 and $727,000 were recorded to deposits and right of use asset, respectively, for the three months ended March 31, 2019.

Future minimum lease payments under these leases at March 31, 2019 are as follows:

Year	(in thousands)
2019	$2,842
2020	4,910
2021	1,432
Total lease payment	$9,184
Less: present value discount	(594)
Total	$8,590

Total rent expense of approximately $1,137,000 and $670,000 was included in the statement of operations for the three months ended March 31, 2019 and 2018, respectively.

Contingencies

The Company accrues for contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in these consolidated financial statements.

The Company may be subject to various legal proceedings from time to time as part of its business. As of March 31, 2019, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cue Biopharma, Inc. (“Cue,” “we”, “us” “our” or the “Company”) should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on March 14, 2019, as amended on Form 10-K/A filed by us with the SEC on April 30, 2019.

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

Plan of Operation

Our technology is in the development phase. We believe that our licensed platforms have the potential for creating a robust pipeline of drug candidates addressing multiple medical indications. The Company intends to maximize the value and probability of commercialization of its Immuno-STAT™ immunotherapeutics by focusing on research, testing, optimizing, conducting pilot studies, performing early stage clinical development and partnering for more extensive, later stages of clinical development, as well as seeking extensive patent protection and intellectual property development.

Since we are a development stage company, the majority of our business activities to date and our planned future activities will be devoted to further research and development.

A fundamental part of our corporate development strategy is to establish one or more strategic partnerships with leading pharmaceutical or biotechnology organizations that will allow the Company to more fully exploit the potential of its technology platform, such as the one with Merck described below under the heading “Collaboration Agreement with Merck.”

Critical Accounting Policies and Significant Judgements and Estimates

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2019.

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

Stock-based payments to officers, directors and employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. Stock option grants, which are generally time-vested, are measured at the grant date fair value and charged to operations on a straight-line basis over the service period, which generally approximates the vesting term. The Company also grants performance-based awards periodically to officers of the Company. The Company recognizes compensation costs related to performance awards over the requisite service period if and when the Company concludes that it is probable that the performance condition will be achieved.  Stock options granted to members of the Company’s Scientific and Clinical Advisory Board, non-employees and outside consultants are valued at the grant date fair value and charged to operations on a straight-line basis over the service period, which generally approximates the vesting term.

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

Recent Accounting Pronouncements and Adopted Standards

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Significant Contracts and Agreements Related to Research and Development Activities

License Agreement

On January 14, 2015, the Company entered into a license agreement, as amended and restated on July 31, 2017 (the “Einstein License”), with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. The Company holds an exclusive worldwide license, with the right to sublicense, import, make, have made, use, provide, offer to sell, and sell all products, processes and services that use the patents covered by the Einstein License, including certain technology received from Einstein related thereto (the “Licensed Products”). Under the Einstein License, the Company is required to:

•	Pay royalties based on certain percentage of proceeds, as defined in the Einstein License, from sales of Licensed Products, including sublicense agreements.
•	Pay escalating annual maintenance fees, which are non-refundable, but are creditable against the amount due to Einstein for royalties.
•	Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. At March 31, 2019, none of these milestones had been achieved by the Company.
•	Incur minimum product development costs per year until the first commercial sale of the first Licensed Product.

The Company was in compliance with its obligations under the Einstein License at March 31, 2019 and 2018.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if the Company fails to meet its obligations thereunder.

The Company accounts for the costs incurred in connection with the Einstein License in accordance with ASC 730, Research and Development. For the three months ended March 31, 2019 and 2018, costs incurred with respect to the Einstein License aggregated $12,500 and $10,000, respectively, for such period. Such costs are included in research and development costs in the statements of operations.

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

In exchange for the licenses and other rights granted to Merck under the Collaboration Agreement, Merck paid to the Company a $2.5 million nonrefundable up-front payment. Additionally, the Company may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, the Company is eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Collaboration Agreement requires the Company to use the first $2.5 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales. For the three months ended March 31, 2019, the Company recorded approximately $370,000 in collaboration revenue related to this agreement.

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

The LG Chem Agreement includes various representations, warranties, covenants, indemnities and other customary provisions. LG Chem may terminate the LG Chem Agreement for convenience or change of control of the Company on a program-by-program, product-by-product or country-by-country basis, or in its entirety, at any time following the notice period set forth in the LG Chem Agreement. Either party may terminate the LG Chem Agreement, in its entirety or on a program-by-program, product-by-product or country-by-country basis, in the event of an uncured material breach. The LG Chem Agreement is also terminable by either party (i) upon the bankruptcy, insolvency or liquidation of the other party or (ii) for certain activities involving the challenge of certain patents controlled by the other party. Unless earlier terminated, the LG Chem Agreement will expire on a product-by-product and country-by-country basis upon the expiration of the applicable royalty term.  No revenue was recognized for the three months ended March 31, 2019 under this agreement.

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

Three Months Ended March 30, 2019 and 2018

The Company’s statements of operations for the three months ended March 31, 2019 and 2018 as discussed herein are presented below.

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Collaboration revenue	$370	$—
Operating expenses:
General and administrative	3,444	1,703
Research and development	8,353	5,819
Total operating expenses	11,797	7,522
Loss from operations	(11,427)	(7,522)
Other income (expense):
Interest income	114	—
Other income (expense), net	46	(1)
Total other income (expense)	161	(1)
Net loss	$(11,267)	$(7,523)
Unrealized gains (losses) from available-for-sale securities, net of tax of $0	(3)	—
Comprehensive loss	$(11,270)	$(7,523)

Collaboration Revenue

Collaboration revenue was $370,000 for the three months ended March 31, 2019.  All collaboration revenue recognized was related to the performance of services under our Collaboration Agreement with Merck. There was no collaboration revenue recognized for the three months ended March 31, 2018.

General and Administrative

General and administrative expenses totaled approximately $3,444,000 and $1,703,000 for the three months ended March 31, 2019 and 2018, respectively. This increase of approximately $1,741,000 was due primarily to the growth of the Company and its activities. We expect our general and administrative expenses to continue to increase as we expand our operations. General and administrative expenses for the three months ended March 31, 2019 consisted of expenses related to employee and board compensation of approximately $1,077,000, stock based compensation of $560,000, professional and consulting fees of $1,071,000, rent of $236,000, insurance expense of $155,000, depreciation and amortization of $11,000, travel of $37,000, and other expenses of $297,000. General and administrative expenses for the three months ended March 31, 2018 included expenses related to employee and board compensation of $459,000, professional and consulting fees of $346,000, rent of $102,000, depreciation and amortization of $8,000, stock-based compensation of $380,000, travel of $110,000, and other expenses of $298,000.

Research and Development

Research and development expenses totaled approximately $8,353,000 and $5,819,000 for the three months ended March 31, 2019 and 2018, respectively. This increase of approximately $2,534,000 was due primarily to the growth of the Company and its activities. We expect our research and development expenses to continue to increase as we expand our development activities.

Research and development expenses for the three months ended March 31, 2019 included expenses related to employee and Scientific and Clinical Advisory Board compensation of approximately $1,807,000, stock-based compensation of $1,208,000 depreciation and amortization of $197,000, research and laboratory expenses of $2,725,000, rent of $901,000, other professional fees of $929,000, licensing fees of $320,000, travel expenses of $22,000 and other expenses of $244,000. Research and development expenses for the three months ended March 31, 2018 included expenses related to employee and Scientific and Clinical Advisory Board compensation of $1,169,000, depreciation and amortization of $159,000, stock-based compensation of $779,000, research and laboratory expenses of $2,987,000, rent of $568,000, licensing fees of $36,000, and other expenses of $121,000.

Interest Income

Interest income was approximately $114,000 for the three months ended March 31, 2019, as compared to $0 for the three months ended March 31, 2018.  The increase in interest income was due to the investment of a portion of the Company’s cash in cash equivalents and marketable securities during 2019.

Other Income and Expense

Other income for the three months ended March 31, 2019 was comprised of approximately $46,000 in income resulting from the amortization discounts received on certain of the Company’s marketable securities. Other expenses for three months ended March 31, 2018 were de minimis.

Net Loss

As a result of the foregoing, the Company’s net loss was $11,267,000 for the three months ended March 31, 2019, as compared to $7,523,000 for the three months ended March 31, 2018.

Liquidity and Capital Resources

The Company has financed its working capital requirements primarily through private and public offerings of equity securities and cash received from Merck and LG Chem under the respective collaboration agreements. At March 31, 2019, the Company had cash, cash equivalents, and marketable securities totaling approximately $30,879,000 available to fund the Company’s ongoing business activities. Additional information concerning the Company’s financial condition and results of operations is provided in the financial statements included in this report.

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

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018
(in thousands)
Net cash provided by (used in):
Operating activities	$(8,475)	$(9,759)
Investing activities	9,481	(673)
Financing activities	257	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,263	$(10,432)

Operating Activities

During the three months ended March 31, 2019, the Company used cash of approximately $8,475,000 in operating activities, as compared to approximately $9,759,000 in operating activities during the three months ended March 31, 2018, a decrease of approximately $1,284,000. Cash used in operating activities during the three months ended March 31, 2019 consisted primarily of our net loss of approximately $11,267,000, and decreases of approximately, $756,000 in operating lease liability, $225,000 in prepaid expenses, and $370,000 in research and development contract liabilities, offset by approximately $205,000 of depreciation, $1,768,000 in stock-based compensation, non cash operating lease liability of approximately $1,001,000, accrued expenses of $361,000, and an increase in accounts payable of $858,000. Cash used in operating activities during the three months ended March 31, 2018, consisted primarily of our net loss of approximately $7,523,000, research and development of contract advances of approximately $531,000, deposits of approximately $1,060,000, increase of accrued expenses of approximately $599,000, and accounts payable of approximately $391,000, offset by stock-based compensation of approximately $1,158,000, and depreciation and amortization of approximately $167,000.

Investing Activities

During the three months ended March 31, 2019, the Company used cash of approximately $9,455,000 in investing activities, compared to approximately $673,000 in investing activities during the three months ended March 31, 2018, an increase of approximately $8,782,000.  Cash used in investing activities during the three months ended March 31, 2019 consisted primarily of approximately $19,000 for the purchase of office and laboratory equipment and $9,500,000 for the redemption of short term investments. Cash used during the three months ended March 31, 2018 consisted of approximately $673,000 for the purchase of office and laboratory equipment.

Financing Activities

During the three months ended March 31, 2019, the Company generated cash from financing activities of approximately $257,000, compared to approximately $0 in financing activities during the three months ended March 31, 2018, an increase of approximately $257,000. Cash from financing activities during the three months ended March 31, 2019, consisted of cash proceeds from the exercise of common stock options of approximately $257,000.

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

On January 22, 2018, the Company entered into an operating lease agreement for laboratory space to commence following the expiration of is current lease agreement described above with a term continuing until April 30, 2021. The monthly rental rate under the lease agreement is $297,500 for the first 18 months and $330,500 for the remainder of the term. Pursuant to the terms of the lease agreement, the Company prepaid three months’ of rent payments upon entering into the lease agreement. As of March 31, 2019, approximately $1,074,000 were recorded to deposits.

On September 20, 2018, the Company entered into an operating lease for additional laboratory space in Cambridge, Massachusetts for the period from October 15, 2018 through April 14, 2021.  The lease contains escalating payments during the lease period.  Upon execution of this lease agreement the Company prepaid three months of rent which will be held in escrow and credited against future rent payments.  The Company also prepaid twelve months rent pursuant to the lease agreement executed on September 20, 2018.  Approximately $236,000 and $727,000 were recorded to deposits and right of use asset, respectively at March 31, 2019.

Future minimum lease payments under these leases at March 31, 2019 are as follows:

Year	(in thousands)
2019	$2,842
2020	4,910
2021	1,432
Total lease payment	$9,184
Less: present value discount	(594)
Total	$8,590

Total rent expense of approximately $1,137,000 and $670,000 was included in the statement of operations for the three months ended March 31, 2019 and 2018, respectively.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method for all material leases that existed at or commenced after January 1, 2019 and elected to apply the practical expedients in ASC 842-10-65-1 to the two current lease agreements above. The above leases represent all of the Company’s current leases after applying the requirements of ASU 2016-02. The Company completed an embedded lease search for all existing contracts. The Company adopted a package of practical expedients (842-10-65-1), that among other things, allows its two operating leases to remain classified as operating leases, and combines lease and non-lease components consisting of service agreement charges, operational support services, utilities, use of the common areas, onsite security, and janitorial services, as a single lease component.

The Company used the modified retrospective method when applying ASU 2016-02 and made no adjustment to comparative periods. The Company recognized a right of use asset of approximately $8,691,000 and operating lease liability of approximately $8,590,000 for the three months ended March 31, 2019. The Company currently does not have any debt. The Company requested a quote for a non-binding hypothetical borrowing rate from a commercial bank using the following assumption:

•	36-month borrowing of $4-5 million of secured debt

The commercial bank quoted an interest rate of between 5.75% and 7%, and a final payment rate of 4 and 6%. Management performed a sensitivity analysis on the discounted rate of 6% and found that the difference was immaterial to the analysis. The Company utilized a discount rate of 6% to calculate the imputed interest expense on the above operating leases. For the three months ended March 31, 2019, the Company recorded approximately $136,000 in non-cash interest expense to the lease liability. Other information pertaining to the Company’s operating leases for the three months ended March 31, 2019 are summarized in the below table.

Einstein License Agreement and Einstein Service Agreement

The Company’s commitments with respect to the Einstein License and service agreement are summarized above at “Significant Contracts and Agreements Related to Research and Development Activities”.

Agreements with Catalent

The Company’s commitments with respect to its agreements with Catalent are summarized above at “Significant Contracts and Agreements Related to Research and Development Activities”.

Agreements with LG Chem

The Company’s commitments with respect to its agreements with LG Chem are summarized above at “Significant Contracts and Agreements Related to Research and Development Activities”.

Contractual Commitments and Other Commitments

The following table sets forth certain information concerning the Company’s estimated fixed obligations and commitments to make future payments under existing contracts at March 31, 2019. This table excludes potential milestone and royalty payments due under our Einstein License and agreements with Catalent.

		Payments Due by Period (in thousands)
		Less Than			More Than
Description	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	8,590	3,644	4,946	—	—

Total	$8,590	$3,644	$4,946	$—	$—

Off-Balance Sheet Transactions

At March 31, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item 3.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time.  In evaluating the Company and its business, you should carefully consider the information included in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, and in “Part II, Item 1A. Risk Factors” in any subsequently filed Quarterly Report(s) on Form 10-Q.   There have been no material changes to such risk factors as of March 31, 2019.

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

Cue Biopharma, Inc.

Dated: May 8, 2019	By:	/s/ Daniel R. Passeri

Daniel R. Passeri Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 8, 2019	By:	/s/ Kerri-Ann Millar

Kerri-Ann Millar Vice President, Finance (Principal Financial and Accounting Officer)