Form 10-K/A
period 2018-12-31
Cue Biopharma, Inc.
filed 2019-07-09
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38327

Cue Biopharma, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-3324577
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

21 Erie Street Cambridge, MA	02139
(Address of Principal Executive Offices)	(Zip Code)

(617) 949-2680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CUE	The Nasdaq Stock Market LLC

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

EXPLANATORY NOTE

Cue Biopharma, Inc. (the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 2 (the “Amendment”) on Form 10-K/A to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (the “Commission”) on March 14, 2019, as amended by Amendment No. 1 as filed with the Commission on April 30, 2019 (together, the “Original Filing”), for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original Filing.

We are filing revised Exhibits solely in order to include in the certifications set forth in the Exhibits the language added to paragraph 4(a) and the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications filed with the Commission on March 14, 2019. The Amendment is not intended to update or modify any other information presented in the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing. The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and the revised certifications filed as exhibits to the Amendment. Because no financial statements have been included in this Amendment, paragraph 3 of each of the certifications set forth in the Exhibits has been omitted.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

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

Cue Biopharma, Inc.

Dated: July 9, 2019	By:	/s/ Daniel R. Passeri
Daniel R. Passeri Chief Executive Officer and Director (Principal Executive Officer)