Form 10-Q/A
period 2019-03-31
Cue Biopharma, Inc.
filed 2019-07-09
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Cue Biopharma, Inc. (the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, filed with the Securities and Exchange Commission on May 8, 2019 (the “Original Filing”), for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original Filing.

We are filing revised Exhibits solely in order to include in the certifications set forth in the Exhibits the language added to paragraph 4(a) and the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications filed with the Original Filing. The Amendment is not intended to update or modify any other information presented in the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing. The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and the revised certifications filed as exhibits to the Amendment. Because no financial statements have been included in this Amendment, paragraph 3 of each of the certifications set forth in the Exhibits has been omitted.

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

Cue Biopharma, Inc.

Dated: July 9, 2019	By:	/s/ Daniel R. Passeri
Daniel R. Passeri Chief Executive Officer and Director (Principal Executive Officer)

Dated: July 9, 2019	By:	/s/ Kerri-Ann Millar
Kerri-Ann Millar Vice President, Finance (Principal Financial and Accounting Officer)

4