Form 10-Q
period 2019-09-30
Cue Biopharma, Inc.
filed 2019-11-07
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 1, 2019 the registrant had 22,994,143 shares of Common Stock ($0.001 par value) outstanding.

CUE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$31,379	$20,800
Marketable securities, short term	—	18,413
Accounts receivable	610	—
Restricted cash, short-term	—	50
Prepaid expenses and other current assets	1,001	1,347
Total current assets	32,990	40,610
Property and equipment, net	2,031	2,781
Operating lease right-of-use	6,656	—
Deposits	2,589	1,013
Restricted cash, long term	150	150
Other long term assets	793	809
Total assets	$45,209	$45,363
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,178	$2,035
Accrued expenses	1,555	1,788
Research and development contract liability, current portion	3,225	2,012
Deferred rent	—	381
Operating lease liability, current portion	4,434	—
Total current liabilities	10,392	6,216
Research and development contract liability, net of current portion	5,185	5,175
Operating lease liability, net of current portion	2,610	—
Total liabilities	$18,187	$11,391

Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,969,966 and 20,697,453 shares issued and outstanding, at September 30, 2019 and December 31, 2018, respectively	23	21
Additional paid in capital	126,582	105,763
Accumulated other comprehensive loss	—	(11)
Accumulated deficit	(99,583)	(71,801)
Total stockholders’ equity	27,022	33,972
Total liabilities and stockholders’ equity	$45,209	$45,363

The accompanying notes are an integral part of these financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Collaboration revenue	$984	$449	$2,409	$812
Operating expenses:
General and administrative	2,776	2,895	9,640	6,821
Research and development	5,302	10,313	20,523	21,721
Total operating expenses	8,078	13,208	30,163	28,542
Loss from operations	(7,094)	(12,759)	(27,754)	(27,730)
Other income:
Interest income	99	102	309	272
Other income, net	5	98	77	99
Total other income	104	200	386	371
Loss before income taxes	$(6,990)	$(12,559)	$(27,368)	$(27,359)
Income tax expense	—	—	(413)	—
Net loss	$(6,990)	$(12,559)	$(27,782)	$(27,359)
Unrealized gains (losses) from available-for-sale securities, net of tax of $0	—	(20)	11	(20)
Comprehensive loss	$(6,990)	$(12,579)	$(27,771)	$(27,379)
Net loss per common share – basic and diluted	$(0.31)	$(0.62)	$(1.30)	$(1.36)
Weighted average common shares outstanding – basic and diluted	22,450,071	20,132,277	21,334,195	20,111,519

The accompanying notes are an integral part of these financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited in thousands, except share and per share amounts)

For the nine months ended September 30, 2019 and 2018:

	Common Stock		Common Stock to be Issued		Additional	Accumulated Other		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2017	19,459,194	$19	671,572	$1	$94,408	$—	$(32,821)	$61,607
Stock-based compensation	—	—	—	—	5,163	—	—	5,163
Common stock to be issued pursuant to license agreements	671,572	1	(671,572)	(1)	—	—	—	—
Exercise of stock options	2,500	—		—	13	—	—	13
Net loss	—	—	—	—	—	(20)	(27,359)	(27,379)
Balance at September 30, 2018	20,133,266	$20	—	$—	$99,584	$(20)	$(60,180)	$39,404

Balance, December 31, 2018	20,697,453	$21	—	$—	$105,763	$(11)	$(71,801)	$33,972
Issuance of common stock from public offerings, net of underwriter commissions and fees	2,084,615	2	—	—	15,650	—	—	15,652
Stock-based compensation	—	—	—	—	4,525	—	—	4,525
Exercise of stock options	187,898	—	—	—	644	—	—	644
Other comprehensive income (loss)	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	(27,782)	(27,782)
Balance at September 30, 2019	22,969,966	$23	—	$—	$126,582	$—	$(99,583)	$27,022

For the three months ended September 30, 2019 and 2018:

	Common Stock		Common Stock to be Issued		Additional	Accumulated Other		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance, July 1, 2018	20,130,766	$20	—	$—	$96,841	$—	$(47,629)	$49,232
Stock-based compensation	—	—	—	—	2,743	—	—	2,743
Exercise of stock options	2,500	—	—	—		—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(12,551)	(12,551)
Balance, September 30, 2018	20,133,266	$20	—	—	$99,584	(20)	$(60,180)	$39,404

Balance, July 1, 2019	21,313,570	$21	—	—	$112,852	—	$(92,593)	$20,280
Issuance of common stock from public offerings, net of underwriter commissions and fees	1,560,541	2	—	—	11,935	—	—	11,937
Stock-based compensation	—	—	—	—	1,440	—	—	1,440
Exercise of stock options	95,855	—	—	—	355	—	—	355
Other comprehensive income (loss)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(6,990)	(6,990)
Balance at September 30, 2019	22,969,966	$23	—	$—	$126,582	$—	$(99,583)	$27,022

Cue Biopharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(27,782)	$(27,359)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	605	556
Stock-based compensation	4,525	5,163
Deferred rent	—	188
Operating lease right of use amortization	3,036	—
Non-cash investment expense	(68)	(52)
Loss on disposal of fixed asset	54	—
Changes in operating assets and liabilities:
Account receivable	(610)	—
Prepaid expenses and other current assets	346	(101)
Other Assets	8
Operating lease liability	(3,029)	—
Deposits	(1,576)	(551)
Accounts payable	(857)	(662)
Accrued expenses	(233)	1,117
Research and development contract liability	1,222	(812)
Net cash used in operating activities	(24,359)	(22,513)
Cash flows from investing activities
Purchases of property and equipment	(36)	(1,734)
Purchases of marketable securities	—	(23,307)
Cash received from sale of fixed asset	127	—
Maturity and redemption of short term investments	18,501	—
Net cash provided by (used in) investing activities	18,592	(25,041)
Cash flows from financing activities
Proceeds from the public offering of common stock, net of underwriter's commission and fees	15,652	—
Proceeds from exercise of stock options	—	12
Proceeds from the exercise of common stock	644	—
Net cash provided by financing activities	16,296	12
Net increase/(decrease) in cash, cash equivalents, and restricted cash	10,529	(47,542)
Cash, cash equivalents, and restricted cash at beginning of period	21,000	63,584
Cash, cash equivalents, and restricted cash at end of period	$31,529	$16,042
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$(413)	$—

The accompanying notes are an integral part of these financial statements.

Cue Biopharma, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2019 and 2018

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

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations. As of September 30, 2019, the Company had cash and cash equivalents of approximately $31,379,000. Management believes that current cash and cash equivalents on hand at September 30, 2019, along with the funds available to the Company through its at-the-market equity offering sales agreement with Stifel Nicolaus & Company, Inc., should be sufficient to fund operations for the next twelve months from the date of issuance of these financial statements; however, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop the Company’s product candidates in order to generate future revenue streams.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2019, and for the three and nine months ended September 30, 2019, and 2018, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary Cue Biopharma Securities Corporation, Inc. which was formed in December 2018 and incorporated in the Commonwealth of Massachusetts. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial    position and results of its operations, as of and for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2019, as amended on Form 10-K/A filed with the SEC on April 30, 2019 and on Form 10K/A filed with the SEC on July 9, 2019.

Interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019, or any future periods.

Public Offerings

In June 2019, the Company entered into an at-the-market equity offering sales agreement with Stifel Nicolaus & Company, Inc. (“Stifel”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $30 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent.  The sales agreement will terminate upon the earliest of (a) the sale of $30 million of shares of the Company’s common stock or (b) the termination of the sales agreement by the Company or Stifel.  As of September 30, 2019, the Company had sold 2,084,615 shares of common stock under the sales agreement for proceeds of approximately $15.7 million, net of commissions paid, but excluding estimated transaction expenses.

Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, Cue Biopharma Securities Corporation, Inc. The Company has eliminated all intercompany transactions.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include estimates related to collaboration revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and the useful life with respect to long-lived assets and intangibles. Actual results could differ from those estimates.

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

Marketable Securities

Marketable securities consist of investments with original maturities greater than ninety days and less than one year from the balance sheet date.  The Company classifies all of its investments as available-for-sale securities.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  Unrealized gains and losses are recognized and determined on a specific identification basis and are included in other comprehensive loss. Realized gains and losses are determined on a specific identification basis and are included in other income (loss) on the income statement.  Amortization and accretion of discounts and premiums is recorded in interest income.  The Company may invest available cash in United States Treasury obligations.

Restricted Cash

The Company purchased a $50,000 certificate of deposit to collateralize a credit card account with a commercial bank that was classified as short-term restricted cash as of December 31, 2018. As of September 30, 2019, the account was closed, resulting in a $0 balance in short-term restricted cash. The Company also had $150,000 in restricted cash with a commercial bank to collateralize a credit card as of September 30, 2019 and December 31, 2018.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years at September 30, 2019. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to expense as incurred. For the three and nine months ended September 30, 2019, patent expenses were $476,000 and $1,323,000, respectively, and $225,000 and $493,000 for the three and nine months ended September 30, 2018. Patent expenses are included in general and administrative expenses in the Company’s statements of operations.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, for most lease arrangements on the balance sheet.  Under the standard, disclosure of key information about leasing arrangements to assist users of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases are required. The new standard is effective for fiscal years beginning after December 15, 2018.

The standard permits two transition methods, (1) to apply the new lease requirements at the beginning of the earliest period presented, or (2) to apply the new lease requirements at the effective date.  The Company adopted ASC 842 as of January 1, 2019 using the effective date method, in which we did not restate prior periods.  Upon adoption, the Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, allowed it to carry forward the historical lease classification.

The adoption of ASC 842 on January 1, 2019 resulted in the recognition of approximately $ 9,692,000 of right-of-use asset and $9,347,000 of lease liabilities on the Company’s balance sheet.  The adoption did not have a material net impact on the Company’s consolidated statements of operations or accumulated deficit. Please refer to Note 11 for more detail.

Stock-Based Compensation

The Company periodically issues stock options to officers, directors, employees, Scientific and Clinical Advisory Board members, non-employees and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to officers, directors, members of the Company’s Scientific and Clinical Advisory Board, non-employees and outside consultants and employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. Stock option grants, which are generally time-vested, are measured at the grant date fair value and charged to operations on a straight-line basis over the service period, which generally approximates the vesting term. The Company also grants performance-based awards to periodically to officers of the Company. The Company recognizes compensation costs related to performance awards over the requisite service period if and when the Company concludes that it is probable that the performance condition will be achieved.

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

At September 30, 2019, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2019	2018
Common stock warrants	1,252,441	1,252,441
Common stock options	4,629,085	4,427,821
Total	5,881,526	5,680,262

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

The Company had approximately $19,425,000 in cash equivalents and $0 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet as of September 30, 2019. The Company had approximately $10,548,000 in cash equivalents and $18,412,000 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet as of December 31, 2018.

The carrying value of financial instruments (consisting of cash, a certificate of deposit, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-03. The guidance in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Under the new guidance, transfers between asset classes and the valuation related to level 3 assets is modified. The new standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on the financial statements.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2019
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$19,425	$—	$—	$19,425
Marketable securities	—	—	—	—
Total	$19,425	$—	$—	$19,425

	Fair Value Measurements as of December 31, 2018
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$10,548	$—	$—	$10,548
Marketable securities	—	18,412	—	18,412
Total	$10,548	$18,412	$—	$28,960

As of September 30, 2019, the Company reported approximately $19,425,000 of cash equivalents. The Company’s cash equivalents that are invested in money market funds are valued using Level 1 inputs for identical securities.  The Company measures the fair value of marketable securities that are invested in United States Treasury securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the three and nine months ended September 30, 2019, there were no transfers between Level 2 and Level 3. As of December 31, 2018, the Company reported approximately $28,960,000 of cash equivalents and marketable securities.  During the year ended December 31, 2018, there were no transfers between Level 2 and Level 3.

The carrying values of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.

4.	Marketable Securities

As of September 30, 2019 the Company had no investments in marketable securities.  As of December 31, 2018, the fair value of available-for-sale marketable securities by type of security was as follows:

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$18,423	$—	$(11)	$18,412
	$18,423	$—	$(11)	$18,412

At September 30, 2019, there were $0 of investments in marketable securities.  At December 31, 2018, marketable securities consisted of approximately $18,413,000 of investments that mature within twelve months.      `

5.	Property and Equipment

Property and equipment as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Computer equipment	$192	$182
Laboratory equipment	3,578	3,872
Furniture and fixtures	93	93
	3,863	4,147
Less: Accumulated depreciation	$(1,832)	$(1,366)
Total property and equipment, net	$2,031	$2,781

Depreciation expense for the nine months ended September 30, 2019 and 2018 was approximately $605,000 and $556,000, respectively. During the nine months ended September 30, 2019, the Company sold lab equipment with an acquisition cost of $319,000 and accumulated depreciation of approximately $138,000 and realized a loss of approximately $54,000. Depreciation expense for the three months ended September 30, 2019 and 2018 was approximately $194,000 and $195,000, respectively.

6.	Stock-Based Compensation

For stock options requiring an assessment of value during the nine months ended September 30, 2019, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

September 30, 2019
Risk-free interest rate	1.76 to 2.59%
Expected dividend yield	0%
Expected volatility	82.0-94.0%
Expected life	4.0 to 6.25 years

A summary of stock option activity for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2018	4,540,321	$7.08	5.16
Granted	825,600	6.37
Exercised	(187,898)	3.43
Cancelled	(548,938)	9.17
Stock options outstanding at September 30, 2019	4,629,085	6.86	5.36
Stock options exercisable at September 30, 2019	2,172,376	$5.82	4.58

As of September 30, 2019, total unrecognized stock-based compensation was approximately $11,046,000, which is expected to be recognized as an operating expense in the Company’s statement of operations through June 2023.

The intrinsic value of exercisable but unexercised in-the-money stock options at September 30, 2019, was approximately $7,594,000, based on a fair value of $8.43 per share on September 30, 2019.

Stock-based compensation for the three and nine months ended September 30, 2019 and 2018 was included in the statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
General and administrative	$520	$856	$1,483	$1,828
Research and development	919	1,875	3,042	3,335
Total	$1,439	$2,731	$4,525	$5,163

7.	Warrants

The Company had two tranches of common stock warrants outstanding at September 30, 2019.  The first tranche is exercisable for 370,370 shares of common stock issued on June 15, 2015 with an exercise price of $2.70 per share.  These warrants were issued with a 7 year life and expire on June 15, 2022.  The second tranche is exercisable for 882,071 shares of common stock was issued on December 27, 2017 with an exercise price of $9.38 per share.  These warrants were issued with a 5 year life and expire on December 26, 2022.  The intrinsic value of exercisable but unexercised in-the-money common stock warrants at September 30, 2019 was approximately $2,122,000 based on a fair value of $8.43 per share on September 30, 2019.

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

The Company does not believe that any variable consideration should be included in the transaction price at September 30, 2019.  Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.  For the three months ended September 30, 2019 and 2018, the Company recorded approximately $174,000 and $449,000, respectively and for the nine months ended September 30, 2019 and 2018, the Company recognized approximately $874,000 and $812,000, respectively, in collaboration revenue related to this agreement. As of September 30, 2019, the Company recorded short and long-term research and development liabilities on its balance sheet dated of approximately $484,000 and $0, respectively.

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

On May 16, 2019, LG Chem paid the Company a $2.5 million milestone payment for the United States Food and Drug Administration (“FDA”) acceptance of the Investigational New Drug (“IND”) for the Company’s lead drug candidate, CUE-101, pursuant to the LG Chem Agreement.  The $2.5 million milestone payment was recorded as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Of the $2.5 million milestone payment, approximately $413,000 was recognized as tax withholding, shown as income tax expense on the statement of operations and comprehensive loss. The Company recorded short and long-term research and development liabilities on its balance sheet dated of approximately $2,741,000 and $5,185,000, respectively, as of September 30, 2019.

Aside from the $2.5 million milestone payment, the Company does not believe that any variable consideration should be included in the transaction price as of September 30, 2019.  Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.  For the three and nine months ended September 30, 2019, the Company recognized revenue of approximately $810,000 and approximately $1,535,000, respectively, related to this agreement.

The Company considered the capitalization of contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers.  There were no contract costs identified in the Collaboration Agreement with Merck.  As it related to the LG Chem agreement, the Company capitalized license expenses of approximately $592,000 as of September 30, 2019, pursuant to the Einstein license agreement which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. This amount is comprised of approximately $438,000 of capitalized license expenses related to the upfront payment received from LG Chem in December 2018 and approximately $313,000 in capitalized license expenses related to the milestone payment received in June 2019, net of accumulated amortization of approximately $159,000.  As of September 30, 2019, $215,000 was included in prepaid expenses and other short-term assets and $377,000 is included in other long-term assets. Related to the LG Chem agreement, the Company capitalized license expenses of approximately $438,000 as of December 31, 2018, pursuant to the Einstein license agreement. Of the total approximately, $54,000 is included in prepaid expenses and other short-term assets and approximately $384,000 is included in other long-term assets as of December 31, 2018.

9.	Related Party Transactions

The former interim Chief Financial Officer of the Company, who is also the Chief Financial Officer of MDB Capital Group, LLC, a related party, was compensated at a rate of $6,000 per month, reflecting an aggregate charge to operations for the three and nine months ended September 30, 2018 of $0, and $24,000, respectively. There was no charge to operations for the three and nine months ended September 30, 2019.

10.	Commitments and Contingencies

Einstein License and Service Agreement

In 2015, the Company entered into the Einstein License with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T-cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T-cell targeting peptides. On July 31, 2017, the Company entered into an amended and restated license agreement which modified certain obligations of the parties under the Einstein License.  For the three and nine months ended September 30, 2019 the Company incurred approximately $150,000, and $325,000 respectively, for the three and nine months ended September 30, 2018 the Company incurred approximately $12,500 and $25,000, respectively, in fees and expenses to Einstein in relation to this license.

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

Agreements with Catalent

On March 7, 2017, the Company entered into an agreement with Catalent Pharma Solutions, LLC (“Catalent”) for Catalent to provide services on a sequential milestone basis with respect to the development and manufacture of the Company’s lead drug candidate, CUE-101. The services under the agreement are designed to support the preparation and filing of an Investigational New Drug Application with the United States Food and Drug Administration to allow for the commencement of a Phase 1 clinical trial of CUE-101 in the United States. The Company incurred total direct costs under this agreement aggregating $0.6 million during the nine months ended September 30, 2019.  Certain of these agreements contain nonrefundable advance payments for which the Company anticipates receiving the contracted services within 12 months from the date of payment. Management periodically reviews and updates the project’s estimated budget and timeline.

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

The Company may be subject to various legal proceedings from time to time as part of its business. As of September 30, 2019, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

11. Leases

The Company adopted ASC 842 as of January 1, 2019 using the effective date method, in which we did not restate prior periods.  Upon adoption, the Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, allowed it to carry forward the historical lease classification.  The Company does not allocate consideration in its leases to lease and non-lease components and does not record leases on its balance sheets with terms of 12 months or less.

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company’s incremental borrowing rate represents the rate of interest that it would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment.

The adoption of ASC 842 on January 1, 2019 resulted in the recognition of approximately $ 9,692,000 of right-of-use asset and $9,347,000 of lease liabilities on the Company’s balance sheet.  The adoption did not have a material net impact on the Company’s consolidated statements of operations or accumulated deficit.  The Company will review the classification of newly entered leases as either an operating or a finance lease and recognize a related right-of-use asset and lease liability on its balance sheet upon commencement.

On January 9, 2018, the Company entered into an operating lease agreement for its corporate headquarters in Cambridge, Massachusetts, with a termination date of April 2021. This lease was amended on June 18, 2019 to provide the Company with a reduction in rental fees in exchange for prepayment of a portion of the fees. The lease contains escalating payments during the lease period. The Company records monthly rent expense on a straight-line basis, equal to the total of the lease payments over the lease term divided by the number of months of the lease term. As of September 30, 2019, and December 30, 2018, a security deposit of approximately $777,000 is included in deposits on the Company’s balance sheet.

On September 20, 2018, the Company entered into an operating lease for additional laboratory space in Cambridge, Massachusetts for the period from October 15, 2018 through April 14, 2021. The lease contains escalating payments during the lease period. The monthly rental rate under the lease agreement is $72,600 for the first 12 months and $78,600 for the remainder of the term. Upon execution of this lease agreement the Company prepaid twelve months rent pursuant to the lease agreement executed on September 20, 2018.  As of September 30, 2019, and December 31, 2018, a security deposit of approxima1ely $236,000 is included in deposits on the Company’s balance sheet.

On September 16, 2019, the Company entered into an amended lease agreement that removed one holding room from the additional laboratory space lease entered into on September 20, 2018. The amendment was effective beginning on October 1, 2019 and expires on April 14, 2021. The monthly rental rate under the amended lease agreement decreased from $78,600 to $58,995, for the remainder of the lease term.

Future minimum lease payments under these leases at September 30, 2019 are as follows:

Year	(in thousands)
2019	$1,057
2020	4,911
2021	1,432
Total lease payment	$7,400
Less: present value discount	(356)
Total	$7,044

Total rent expense of approximately $1,137,000 and $863,000 was included in the statement of operations for the three months ended September 30, 2019 and 2018, respectively, and $3,411,000 and $2,250,000 for the nine months ended September 30, 2019 and 2018, respectively. Other information pertaining to the Company’s operating leases for the nine months ended September 30, 2019 are summarized in the table below.

Other information (in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$893	$2,677
Operating lease cost	$1,137	$3,411

Weighted average discount rate	6.0%	6.0%

Weighted average remaining lease term	1.58 years	1.58 years

The Company recorded a right of use asset of approximately $6,656,000 and lease liability of approximately $7,044,000 at September 30, 2019. The change in the right of use asset and lease liability is due to rental expense of approximately $1,137,000 and $3,411,000, recorded during the three and nine months ended September 30, 2019, respectively.

12.	Subsequent Event

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

The Company’s product candidates are in various stages of clinical and preclinical development, and the Company’s activities are subject to significant risks and uncertainties. The Company has not yet commenced any commercial revenue-generating operations, does not have any cash flows from operations, and will need to raise additional capital to fund its growth and ongoing business operations.

Our Immuno-STAT Pipeline

We have made significant progress with the CUE-100, CUE-200 and CUE-300 series and in May 2019 received FDA approval of our Investigational New Drug application (IND) for our most advanced program CUE-101 in HPV-associated cancers and initiated clinical trials during the third quarter of 2019. This program is representative of the CUE-100 series for which we have generated a robust preclinical data package, including activation of human HPV specific T cells from human blood.  We are advancing a pipeline of additional promising preclinical candidates with the potential to treat multiple cancers, autoimmune disorders and chronic infectious diseases to that end our second asset CUE-102 incorporates T cell epitopes from Wilms Tumor 1 (“WT1”) antigen.  WT1 is a non-viral, oncofetal antigen that is over-expressed in a number of cancers, including solid tumors and hematologic malignancies.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2019.

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

Significant Contracts and Agreements Related to Research and Development Activities

License Agreement

On January 14, 2015, the Company entered into a license agreement, as amended and restated on July 31, 2017 (the “Einstein License”), with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. The Company holds an exclusive worldwide license, with the right to sublicense, import, make, have made, use, provide, offer to sell, and sell all products, processes and services that use the patents covered by the Einstein License, including certain technology received from Einstein related thereto (the “Licensed Products”). Under the Einstein License, the Company is required to:

•	Pay royalties based on certain percentage of proceeds, as defined in the Einstein License, from sales of Licensed Products, including sublicense agreements.
•	Pay escalating annual maintenance fees, which are non-refundable, but are creditable against the amount due to Einstein for royalties.
•	Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. At September 30, 2019, none of these milestones had been achieved by the Company.
•	Incur minimum product development costs per year until the first commercial sale of the first Licensed Product.

The Company was in compliance with its obligations under the Einstein License at September 30, 2019.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if the Company fails to meet its obligations thereunder. three and nine months ended September 30, 2019

Pursuant to the Einstein License, the Company issued to Einstein 671,572 shares of common stock of the Company in connection with the consummation of the initial public offering of its common stock on December 27, 2017.

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

In exchange for the licenses and other rights granted to Merck under the Collaboration Agreement, Merck paid to the Company a $2.5 million nonrefundable up-front payment. Additionally, the Company may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, the Company is eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Collaboration Agreement requires the Company to use the first $2.5 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales. For the three and nine months ended September 30, 2019, the Company recorded approximately $174,000 and $874,000, respectively, in collaboration revenue related to this agreement.

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

Pursuant to the LG Chem Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products.  In return for performing CMC process development, LG Chem is eligible to receive low-single digit royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. Furthermore, should the parties enter into a Global License and Collaboration Agreement for an Additional Immuno-STAT, LG Chem will pay us a one-time, non-refundable, non-creditable upfront payment and we will be eligible to receive up to approximately $470 to $675 million in fees and milestone payments as well as tiered royalty payments on future global sales that range from high-single digits to mid-double digit teens in the United States and mid-single to low-double digits outside of the United States.  The amount of fees and milestone payments, as well as whether we receive royalty payments, will depend on when LG Chem nominates the Additional Immuno-STAT Biologic, the number of alleles selected by LG Chem and whether we exercise our option to co-develop and co-commercialize the additional program worldwide, in which case we would share costs and profits instead of receiving royalties and post-option-exercise milestones. For the three and nine months ended September 30, 2019, the Company recognized approximately $810,000 and $1,535,000, respectively, in collaboration revenue related to this agreement.

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

Three and Nine Months Ended September 30, 2019 and 2018

The Company’s statements of operations for the three and nine months ended September 30, 2019 and 2018, as discussed herein are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Collaboration revenue	$984	$449	$2,409	$812
Operating expenses:
General and administrative	2,776	2,895	9,640	6,821
Research and development	5,302	10,313	20,523	21,721
Total operating expenses	8,078	13,208	30,163	28,542
Loss from operations	(7,094)	(12,759)	(27,754)	(27,730)
Other income:
Interest income	99	102	309	272
Other income, net	5	98	77	99
Total other income	104	200	386	371
Loss before income taxes	(6,990)	(12,559)	(27,368)	(27,359)
Income tax expense	—	—	(413)	—
Net loss	$(6,990)	$(12,559)	$(27,782)	(27,359)
Unrealized gains (losses) from available-for-sale securities, net of tax of $0	—	(20)	—	(20)
Comprehensive loss	$(6,990)	$(12,579)	$(27,771)	(27,379)
Net loss per common share – basic and diluted	$(0.31)	$(0.62)	$(1.30)	$(1.36)
Weighted average common shares outstanding – basic and diluted	22,450,071	20,132,277	21,334,195	20,111,519

Collaboration Revenue

Collaboration revenue was $984,000 and $449,000 for the three months ended September 30, 2019 and 2018, respectively.  The Company recognized collaboration revenue of approximately $2,409,000 and $812,000 for the nine months ended September 30, 2019 and 2018, respectively. All collaboration revenue recognized was related to the performance of services under our Collaboration Agreements with Merck and LG Chem in 2019.

General and Administrative

General and administrative expenses totaled approximately $2,776,000 and $2,895,000 for the three months ended September 30, 2019 and 2018, respectively. This decrease of approximately $119,000 was due primarily to a decrease in headcount. We expect our general and administrative expenses to increase as we expand our operations.

General and administrative expenses for the three months ended September 30, 2019 consisted of expenses related to employee and board compensation of approximately $849,000, stock based compensation of $520,000, professional and consulting fees of $950,000, rent of $242,000, insurance expense of $44,000, depreciation and amortization of $23,000, travel of $26,000, and other expenses of $122,000. General and administrative expenses for the three months ended September 30, 2018 included expenses related to employee and board compensation of approximately $700,000, professional and consulting fees of $881,000, rent of $112,000, depreciation and amortization of $9,000, insurance expense of $140,000, stock-based compensation of $856,000, travel of $65,000, and other expenses of $132,000.

General and administrative expenses totaled approximately $9,640,000 and $6,821,000 for the nine months ended September 30, 2019 and 2018, respectively. This increase of approximately $2,819,000 was due primarily to the growth of the Company and its activities. We expect our general and administrative expenses to continue to increase as we expand our operations.

General and administrative expenses for the nine months ended September 30, 2019 consisted of expenses related to employee and board compensation of approximately $2,724,000 stock based compensation of $1,483,000, professional and consulting fees of $3,702,000, rent of $721,000, insurance expense of $406,000, depreciation and amortization of $60,000, travel of $131,000, and other expenses of $413,000. General and administrative expenses for the nine months ended September 30, 2018 included expenses related to employee and board compensation of approximately $1,722,000, professional and consulting fees of $1,589,000, rent of $341,000, depreciation and amortization of $25,000, insurance expense of $416,000, stock-based compensation of $1,828,000, travel of $300,000, investor relations of $163,000, and other expenses of $437,000.

Research and Development

Research and development expenses totaled approximately $5,302,000 and $10,313,000 for the three months ended September 30, 2019 and 2018, respectively. This decrease of approximately $5,011,000 was due primarily to a reduction in headcount and decreases in stock based compensation associated with this reduction, as well as, a reduction in laboratory and drug substance manufacturing costs. We expect our research and development expenses to increase as we expand our clinical development activities.

Research and development expenses for the three months ended September 30, 2019 included expenses related to employee and Scientific and Clinical Advisory Board compensation of approximately $1,431,000, stock-based compensation of $919,000, depreciation and amortization of $241,000, research and laboratory expenses of $808,000, clinical expenses of $628,000, rent of $895,000, other professional fees of $59,000, licensing fees of $22,000, insurance expense of $118,000, and other expenses of $181,000. Research and development expenses for the three months ended September 30, 2018 included expenses related to employee and Scientific and Clinical Advisory Board compensation of $1,698,000, depreciation and amortization of $186,000, stock-based compensation of $1,875,000, research and laboratory expenses of $5,423,000, rent of $751,000, other professional fees of $219,000, licensing fees of $32,000, and other expenses of $129,000.

Research and development expenses totaled approximately $20,523,000 and $21,721,000 for the nine months ended September 30, 2019 and 2018, respectively. This decrease of approximately $1,198,000 was due primarily to a reduction in headcount and decreases in stock based compensation and laboratory costs associated with this reduction. We expect our research and development expenses to increase as we expand our clinical development activities.

Research and development expenses for the nine months ended September 30, 2019 included expenses related to employee and Scientific and Clinical Advisory Board compensation of approximately $5,015,000, stock-based compensation of $3,042,000, depreciation and amortization of $677,000, research and laboratory expenses of $5,082,000, Clinical expenses of $1,341,000, rent of $2,690,000, other professional fees of $1,194,000, licensing fees of $636,000, insurance expense of $119,000, travel expenses of $86,000 and other expenses of $641,000. Research and development expenses for the nine months ended September 30, 2018 included expenses related to employee and Scientific and Clinical Advisory Board compensation of $4,170,000, depreciation and amortization of $530,000, stock-based compensation of $3,335,000, research and laboratory expenses of $10,882,000, rent of $1,909,000, other professional fees of $337,000, licensing fees of $90,000, and other expenses of $427,000.

Interest Income

Interest income was approximately $99,000 for the three months ended September 30, 2019, as compared to $102,000 for the three months ended September 30, 2018. Interest income was approximately $309,000 for the nine months ended September 30, 2019, as compared to $272,000 for the nine months ended September 30, 2018.

Other Income and Expense

Other income for the three months ended September 30, 2019 was comprised of approximately $5,000 in income resulting from the amortization discounts received on certain of the Company’s marketable securities, compared to $98,000 for the three months ended September 30, 2018.  Other income was approximately $77,000 for the nine months ended September 30, 2019, as compared to $99,000 for the nine months ended September 30, 2018. Other expenses for three months ended September 30, 2019 were de minimis. three and nine months ended September 30, 2019 three and nine months ended September 30, 2018

Liquidity and Capital Resources

The Company has financed its working capital requirements primarily through private and public offerings of equity securities and cash received from Merck and LG Chem under the respective collaboration agreements. At September 30, 2019, the Company had cash and cash equivalents totaling approximately $31,379,000 available to fund the Company’s ongoing business activities. Additional information concerning the Company’s financial condition and results of operations is provided in the financial statements included in this report.

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

The Company believes that its existing cash resources along with the funds available to the Company through its at-the-market equity offering sales agreement with Stifel Nicolaus & Company, Inc. will be sufficient to fund the Company’s projected operating requirements for the next 12 months from the issuance of this report based on current operating plans. Until the Company is able to generate sustainable revenues that generate operating profitability and positive operating cash flows, the Company expects to finance its future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. However, there can be no assurances that the Company will be able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund its future operating requirements, if at all. If the Company is unable to obtain sufficient cash resources to fund its operations, the Company may be forced to reduce or discontinue its operations entirely.

In June 2019, the Company entered into an at-the-market equity offering sales agreement with Stifel Nicolaus & Company, Inc. (“Stifel”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $30 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent.  The sales agreement will terminate at upon the earliest of (a) the sale of $30 million of shares of the Company’s common stock or (b) the termination of the sales agreement by the Company or Stifel.  As of September 30, 2019, the Company had sold 2,084,615 common shares under the sales agreement for proceeds of approximately $15.7 million, net of commissions paid, but excluding estimated transaction expenses.  As of the issuance date of this report, the Company had sold 2,084,615 common shares under the sales agreement for proceeds of approximately $15.7 million, net of commissions paid, but excluding estimated transaction expenses.

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

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
(in thousands)
Net cash provided by (used in):
Operating activities	$(24,359)	$(22,513)
Investing activities	18,592	(25,041)
Financing activities	16,296	12
Net increase (decrease) in cash, cash equivalents, and restricted cash	$10,529	$(47,542)

Operating Activities

During the nine months ended September 30, 2019, the Company used cash of approximately $24,359,000 in operating activities, as compared to approximately $22,513,000 in operating activities during the nine months ended September 30, 2018, an increase of approximately $1,846,000. Cash used in operating activities during the nine months ended September 30, 2019 consisted primarily of our net loss of approximately $27,782,000, and increases of approximately $610,000 in accounts receivable, $1,222,000 in research and development contract liabilities and other current assets, offset by decreases of approximately $3,029,000 in operating lease liability, $857,000 in accounts payable, $233,000 in accrued expenses, and $346,000 in prepaid expenses, as well as non-cash charges in operating lease right of use amortization of approximately $3,036,000, depreciation of $605,000, and stock based compensation of $4,525,000. Cash used in operating activities during the nine months ended September 30, 2018, consisted primarily of our net loss of approximately $27,359,000, offset by changes in our operating assets and liabilities of $1,009,000 and non-cash charges of $5,855,000.  Changes in our non-cash charges consisted primarily of depreciation of $556,000, stock-based compensation of $5,163,000, deferred rent of $188,000, offset by $52,000 of non-cash investment expense.  Changes in our operating assets and liabilities consisted of an increase in accrued expenses of $1,117,000, offset by cash paid for deposits of $551,000, decreases in accounts payable of $662,000 and research and development contract liabilities of $812,000, and $101,000 in prepaid expenses.

Investing Activities

During the nine months ended September 30, 2019, the Company’s investing activities provided $18,592,000 in cash, compared to cash used in investing activities of approximately $25,041,000 during the nine months ended September 30, 2018. Cash provided by investing activities during the nine months ended September 30, 2019 consisted primarily of approximately $18,501,000 for the redemption of short-term investments, and $127,500 cash received for the sale of lab equipment, offset by the purchase of property and equipment of approximately $36,000. Cash used in the nine months ended September 30, 2018 consisted of $23,307,000 for the purchase of marketable securities and $1,734,000 for the purchase of office and laboratory equipment.

Financing Activities

During the nine months ended September 30, 2019, the Company generated cash from financing activities of approximately $16,296,000, compared to approximately $12,000 in financing activities during the nine months ended September 30, 2018, an increase of approximately $16,285,000. Cash from financing activities during the nine months ended September 30, 2019, consisted of cash proceeds from the common stock sold through our at-the-market sales agreement with Stifel of approximately $15,652,000, net of underwriting commissions and fees, and the exercise of common stock options of approximately $644,000. Cash received in the nine months ended September 30, 2018, was from the exercise of common stock options.

Principal Commitments

Einstein License Agreement and Einstein Service Agreement

The Company’s commitments with respect to the Einstein License and service agreement are summarized above at “Significant Contracts and Agreements Related to Research and Development Activities”.

Contractual obligations

The following table sets forth certain information concerning the Company’s estimated fixed obligations and commitments to make future payments under existing contracts at September 30, 2019. This table excludes potential milestone and royalty payments due under our Einstein License agreements.

		Payments Due by Period (in thousands)
		Less Than			More Than
Description	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	7,044	4,232	2,485	—	—

Total	$7,044	$4,232	$2,485	$—	$—

Off-balance sheet arrangements

At September 30, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time.  In evaluating the Company and its business, you should carefully consider the information included in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, and in “Part II, Item 1A. Risk Factors” in any subsequently filed Quarterly Report(s) on Form 10-Q.   There have been no material changes to such risk factors as of September 30, 2019.

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

Cue Biopharma, Inc.

Dated: November 7, 2019	By:	/s/ Daniel R. Passeri

Daniel R. Passeri Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 7, 2019	By:	/s/ Kerri-Ann Millar

Kerri-Ann Millar Vice President, Finance (Principal Financial and Accounting Officer)