Form 10-K/A
period 2019-12-31
Cue Biopharma, Inc.
filed 2020-03-12
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $160.4 million (based on the closing price of the registrant’s common stock on June 28, 2019 of $8.99 per share).

As of March 6, 2020, the registrant had 26,575,959 shares of Common Stock $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2019. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

Cue Biopharma, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (the “Amendment”) for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2020 (the “Original Filing”), solely to correct inadvertent errors in the Report of Independent Registered Public Accounting Firm of RSM US LLP (the “Report”) included therein. The Report in the Original Filing incorrectly omitted to state that the opinion of RSM US LLP covered the balance sheet of the Company as of December 31, 2018 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended in addition to the balance sheet as of December 31, 2019 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. The corrected Report of Independent Registered Public Accounting Firm is filed herewith.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including the entire text of Part II, Item 8 of the Original Filing in this Amendment. However, there have been no changes to the text of such Part II, Item 8 other than the change stated in the immediately preceding paragraph.

In addition, the Exhibit List included in Item 15 of Part IV has been amended to contain a currently-dated consent of RSM US LLP (Exhibit 23.1) and, pursuant to the rules of the SEC, currently-dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2). Such consent and the certifications of the Company’s Principal Executive Officer and Principal Financial Officer are attached as exhibits to this Amendment.

Except as described above, this Amendment speaks as of the original filing date of the Original Filing and does not amend or update any other information contained in the Original Filing to reflect events that may have occurred subsequent to the original filing date.

1

PART II

Item 8. Financial Statements and Supplementary Data.

The Company’s financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth beginning on page F-1 of this Form 10-K.

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cue Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cue Biopharma, Inc. and its subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

March 11, 2020

CUE BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$44,290,030	$20,800,284
Marketable securities	15,119,925	18,412,500
Accounts receivable	754,898	—
Restricted cash, short term	—	50,068
Prepaid expenses and other current assets	860,107	1,347,288

Total current assets	61,024,960	40,610,140
Property and equipment, net	1,846,922	2,781,459
Operating lease right-of-use	5,337,026	—
Deposits	2,572,476	1,012,772
Restricted cash, long term	150,000	150,000
Other long term assets	673,625	808,729

Total assets	$71,605,009	$45,363,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$882,666	$2,035,354
Accrued expenses	2,227,352	1,788,062
Research and development contract liability, current portion	4,097,443	2,011,998
Deferred rent	—	381,465
Operating lease liability, current portion	4,447,787	—

Total current liabilities	11,655,248	6,216,879
Research and development contract liability, net of current portion	4,017,894	5,174,752
Operating lease liability, net of current portion	1,347,971	—

Total liabilities	17,021,113	11,391,631

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized – 10,000,000 shares; issued and outstanding – none	—	—
Common stock, $0.001 par value; authorized – 50,000,000 shares; issued and outstanding – 26,562,178 shares and 20,697,453 shares at December 31, 2019 and 2018, respectively	26,562	20,697
Additional paid in capital	163,067,773	105,762,891
Accumulated other comprehensive loss	(10,321)	(10,958)
Accumulated deficit	(108,500,118)	(71,801,161)

Total stockholders’ equity	54,583,896	33,971,469

Total liabilities and stockholders’ equity	$71,605,009	$45,363,100

See accompanying notes to consolidated financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2019	2018
Collaboration revenue	$3,458,331	$1,142,604

Operating expenses:
General and administrative	12,740,093	11,295,211
Research and development	27,487,485	28,544,051

Total operating expenses	40,227,578	39,839,262

Loss from operations	(36,769,247)	(38,696,658)
Other income:
Interest income	418,712	376,008
Other income, net	64,078	165,337

Total other income	482,790	541,345

Loss before provision for income taxes	$(36,286,457)	$(38,155,313)
Provision for income taxes	(412,500)	(825,000)

Net loss	(36,698,957)	(38,980,313)

Unrealized gain (losses) from available-for-sale securities, net of tax of $0	637	(10,958)

Comprehensive loss	$(36,698,320)	$(38,991,271)

Net loss per common share – basic and diluted	$(1.66)	$(1.94)

Weighted average common shares outstanding – basic and diluted	22,041,792	20,134,065

See accompanying notes to consolidated financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2019 and 2018

	Common Stock		Common Stock to be Issued		Additional	Accumulated Other		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2017	19,459,194	19,460	671,572	671	94,407,895	—	(32,820,848)	61,607,178
Common stock issued’	1,235,759	1,235	(671,572)	(671)	4,168,785	—	—	4,169,349
Stock-based compensation	—	—	—	—	7,173,713	—	—	7,173,713
Exercise of stock options	2,500	2	—	—	12,498	—	—	12,500
Other comprehensive income (loss)	—	—	—	—	—	(10,958)	—	(10,958)
Net loss	—	—	—	—	—	—	(38,980,313)	(38,980,313)

Balance, December 31, 2018	20,697,453	20,697	—	—	105,762,891	(10,958)	(71,801,161)	33,971,469
Issuance of common stock from public offerings, net of underwriter commissions and fees	5,314,055	5,314	—	—	48,993,593	—	—	48,998,907
Stock-based compensation	—	—	—	—	6,520,982	—	—	6,520,982
Exercise of stock options	485,105	485	—	—	1,881,388	—	—	1,881,873
Issuance of common stock upon cashless exercise of warrants, net of shares withheld	44,319	45	—	—	(45)	—	—	—
Restricted stock awards	33,333	33	—	—	(21)	—	—	12
Repurchase of restricted stock awards	(12,087)	(12)	—	—	(91,015)	—	—	(91,027)
Other comprehensive income (loss)	—	—	—	—	—	637	—	637
Net loss	—	—	—	—	—	—	(36,698,957)	(36,698,957)

Balance, December 31, 2019	26,562,178	$26,562	—	$—	$163,067,773	$(10,321)	$(108,500,118)	$54,583,896

See accompanying notes to consolidated financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(36,698,957)	$(38,980,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	810,782	760,011
Deferred rent	—	345,101
Stock-based compensation	6,520,982	7,173,713
Operating lease right of use amortization	4,354,810	—
Loss on disposal of fixed asset	54,274	3,315
Non-cash investment income	(72,464)	76,544
Changes in operating assets and liabilities:
Account receivable	(754,898)	—
Prepaid expenses and other current assets	561,685	(701,939)
Other assets	48,934	—
Operating lease liability	(4,277,544)	—
Deposits	(1,559,704)	(787,272)
Accounts payable	(1,152,688)	376,147
Accrued expenses	439,290	636,975
Research and development contract liability	928,588	4,686,750

Net cash used in operating activities	(30,796,910)	(26,410,968)

Cash flows from investing activities:
Purchases of property and equipment	(46,353)	(1,854,246)
Redemption of short term investments	18,500,000	21,000,000
Purchase of short term investments	(15,134,324)	(39,500,000)
Cash received from sale of fixed asset	127,500	—

Net cash provided by/(used in) investing activities	3,446,823	(20,354,246)

Cash flows from financing activities:
Proceeds from private placements of common stock	48,998,907	4,169,349
Issuance of restricted stock awards	12	—
Restricted stock repurchase at vesting to cover taxes	(91,027)
Proceeds from the exercise of stock options	1,881,873	12,500

Net cash provided by financing activities	50,789,765	4,181,849

Net increase/(decrease) in cash, cash equivalents, and restricted cash	23,439,678	(42,583,365)
Cash, cash equivalents, and restricted cash at beginning of period	21,000,352	63,583,717

Cash, cash equivalents, and restricted cash at end of period	$44,440,030	$21,000,352

Supplemental disclosures of cash flow information:
Cash paid for –
Interest	$—	$—
Income taxes	$(412,500)	$(825,000)

See accompanying notes to consolidated financial statements.

CUE BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

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

The Company is a clinical biopharmaceutical company that is developing a novel and proprietary class of biologic drugs for the selective modulation of the human immune system to treat a broad range of cancers, chronic infectious diseases, and autoimmune disorders.

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations. As of December 31, 2019, the Company had unrestricted cash, cash equivalents and marketable securities of approximately $59,409,955. Management believes that current cash, cash equivalents and marketable securities on hand at December 31, 2019 are sufficient to fund operations for at least the next twelve months from the date of issuance of these financial statements; however, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop the Company’s product candidates in order to generate future revenue streams.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2019 and 2018, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary Cue Biopharma Securities Corporation, Inc. which was formed in December 2018 and incorporated in the Commonwealth of Massachusetts. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented.

Public Offerings

In June 2019, the Company entered into an at-the-market equity offering sales agreement with Stifel Nicolaus & Company, Inc. (“Stifel”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $30 million, from time to time, through an “at-the-market” equity offering program under which Stifel acted as sales agent. For the year ended December 31, 2019, the Company sold 3,584,945 common shares under the sales agreement for proceeds of approximately $29.4 million, net of commissions paid, but excluding transaction expenses, and terminated this equity offering upon completion.

In November 2019, the Company entered into a second at-the-market equity offering sales agreement with Stifel to sell shares of the Company’s common stock for aggregate gross proceeds of up to $20 million, from time to time, through an “at-the-market” equity offering program under which Stifel acted as sales agent. For the quarter and year ended December 31, 2019, the Company had sold 1,729,110 common shares under the sales agreement for proceeds of approximately $19.6 million, net of commissions paid, but excluding estimated transaction expenses, and terminated this equity offering upon completion.

Consolidation

The accompanying consolidated financial statements include the Company and its wholly-owned subsidiary, Cue Biopharma Securities Corporation, Inc. The Company has eliminated all intercompany transactions for the years presented.

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

Marketable Securities

Marketable securities consist of investments with original maturities greater than ninety days and less than one year from the balance sheet date. The Company classifies all of its investments as available-for-sale securities. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains are recognized and are included in other comprehensive income (loss). Realized gains are recognized and determined on a specific identification basis and are included in other income (loss) on the income statement. Amortization and accretion of discounts and premiums is recorded in interest income. The Company currently invests in United States Treasury obligations.

Restricted Cash

The Company purchased a $50,000 certificate of deposit to collateralize a credit card account with a commercial bank that was classified as short-term certificate of deposit as of December 31, 2018. As of December 31, 2019, the account was closed, resulting in a $0 balance in short-term restricted cash. As of December 31, 2019 and 2018, the Company also had $150,000 in restricted cash with a commercial bank to collateralize a credit card.

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

As the Company can renew the underlying rights to the CUE BIOLOGICS Mark indefinitely at nominal cost, this acquired intangible asset has been classified as a component of other long term assets, having a useful life of 14 years at December 31, 2019. The Company recorded $11,668 in amortization related to the trademark at December 31, 2019.

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

The Company recognizes collaboration revenue under certain of the Company’s license or collaboration agreements that are within the scope of ASC 606. The Company’s contracts with customers typically include promises related to licenses to intellectual property and research and development services. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. Accordingly, the transaction price is generally comprised of a fixed fee due at contract inception and variable consideration in the form of milestone payments due upon the achievement of specified events and tiered royalties earned when customers recognize net sales of licensed products. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes the “most likely amount” method to estimate the amount of variable consideration, to predict the amount of consideration to which it will be entitled for its one open contract. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of each arrangement that includes development and regulatory milestone payments, the Company evaluates whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. Currently, the Company has one contract with an option to acquire additional goods and/or services in the form of additional research and development services for additional product candidates which it evaluated and determined that it was not a material right related to the LG Chem agreement.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to operations as incurred. For the years ended December 31, 2019 and 2018, patent expenses were $1,934,000 and $1,222,000, respectively. Patent expenses are included in general and administrative expenses in the Company’s statement of operations.

Licensing Fees and Costs

Licensing fees and costs consist primarily of costs relating to the acquisition of the Company’s license agreement with Einstein, including related royalties, maintenance fees, milestone payments and product development costs. Licensing fees and costs are charged to operations as incurred.

Long-Lived Assets

The Company reviews long-lived assets, consisting of property and equipment and a trademark, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. During the year ended December 31, 2019, the Company sold lab equipment with a net book value of approximately $181,000 that was being decommissioned and recognized a loss of approximately $54,000. During the year ended December 31, 2018, the Company disposed of equipment totaling approximately $58,000, resulting in a loss of $3,315.

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

The adoption of ASC 842 on January 1, 2019 resulted in the recognition of approximately $ 9,692,000 of right-of-use asset and $9,347,000 of lease liabilities on the Company’s balance sheet. The adoption did not have a material net impact on the Company’s consolidated statements of operations or accumulated deficit. Please refer to Note 14 for more detail.

Stock-Based Compensation

The Company periodically issues stock based awards to officers, directors, employees, Scientific and Clinical Advisory Board members, non-employees and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

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

The fair value of stock options and restricted stock units is determined utilizing the Black-Scholes option-pricing model, which is affected by several variables, including the risk-free interest rate, the expected dividend yield, the life of the equity award, the exercise price of the stock option as compared to the fair value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Until the Company has established a trading history for its common stock that approximates the expected term of the options, estimated volatility is based on the average historical volatilities of comparable public companies in a similar industry. The expected dividend yield is based on the current yield at the grant date; the Company has never declared or paid dividends and has no plans to do so for the foreseeable future. As permitted by Staff Accounting Bulletin No. 107, due to the Company’s limited trading history and option activity, management utilizes the simplified method to estimate the expected term of options at the date of grant. The exercise price is determined based on the fair value of the Company’s common stock at the date of grant. The Company accounts for forfeitures as they occur.

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by U.S. GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.

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

The Company recognized approximately, $412,500 and $825,000, of income tax expense related to the foreign taxes withheld from the LG Chem upfront payment received during the year ended December 31, 2019 and 2018, respectively.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the years ended December 31, 2019 and 2018, the Company did not recognize any income tax related interest and penalties. The Company did not have any accruals for income tax related interest and penalties at December 31, 2019 and 2018.

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss in all periods presented, other than its net loss, was unrealized loss on available-for-sale securities.

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

At December 31, 2019 and 2018, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2019	2018
Common stock warrants	1,189,827	1,252,441
Common stock options	4,859,920	4,540,321

Total	6,049,747	5,792,762

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

The Company had $39,303,609 in cash equivalents and $15,119,925 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet at December 31, 2019. The Company had $10,547,628 in cash equivalents and $18,412,500 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet at December 31, 2018.

The carrying value of financial instruments (consisting of cash, a certificate of deposit, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We elected to adopt the package of practical expedients, which among other things, allows us to carry forward the historical lease classification and combine lease and non-lease components as a single component. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company adopted the provisions of ASU 2016-02 on January 1, 2019 which resulted in a recognition of a right of use asset of approximately $9,692,000 and lease liability of approximately $9,347,000. There was no cumulative adjustment to retained earnings as a result of this adoption. This adoption resulted in a balance sheet presentation that is not be comparable to the prior period in the first year of adoption. For the year ended December 31, 2019, the Company recorded a right of use asset of approximately $5,337,000 and lease liability of approximately $5,796,000. The change in the right of use asset and lease liability is due to rental expense of approximately $4,473,800, recorded for the year ended December 31, 2019.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (CECL). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within each annual reporting period for smaller reporting companies. The Company is still evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements; however, it does not expect the impact to be material.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU relates to the impacts of the tax legislation commonly referred to as the Tax Reform Act. The guidance permits the reclassification of certain income tax effects of the Tax Reform Act from other comprehensive income to retained earnings (stranded tax effects). The guidance also requires certain new disclosures. The guidance was effective for annual periods beginning after December 15, 2018, and interim periods within those reporting periods. Early adoption was permitted. Entities may adopt the guidance using 1 of 2 transition methods: retrospective to each period (or periods) in which the income tax effects of the Tax Reform Act related to the items remaining in other comprehensive income are recognized or at the beginning of the period of adoption. We adopted ASU No. 2018-02 on January 1, 2019 and it did not have a material effect on our financial position, results of operations or disclosures.

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

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the changes in the ASU requires a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. We presented changes in stockholders’ equity as separate financial statements for the current and comparative year-to-date periods. The additional elements of the ASU did not have a material impact on our consolidated financial statements. This guidance was effective immediately upon issuance.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU No. 2019-12 is effective for us beginning in fiscal 2021. We are currently in the process of evaluating the effects of this pronouncement on our financial statements.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2019 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$39,303,609	$—	$—	$39,303,609
Marketable securities	—	15,119,925	—	15,119,925

Total	$39,303,609	$15,119,925	$—	$54,423,534

	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$10,547,628	$—	$—	$10,547,628
Marketable securities	—	18,412,500	—	18,412,500

Total	$10,547,628	$18,412,500	$—	$28,960,128

As of December 31, 2019, the Company’s cash equivalents that are invested in money market funds valued using Level 1 inputs for identical securities. The Company measures the fair value of marketable securities that are invested in United States Treasury securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the year ended December 31, 2019 and 2018, there were no transfers between Level 2 and Level 3.

4.	Marketable Securities

As of December 31, 2019, and 2018, the fair value of available-for-sale marketable securities by type of security was as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$15,130,246	$—	$(10,321)	$15,119,925

	$15,130,246	$—	$(10,321)	$15,119,925

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$18,423,458	$—	$(10,958)	$18,412,500

	$18,423,458	$—	$(10,958)	$18,412,500

At December 31, 2019, marketable securities consisted of $15,119,925 of investments that mature within twelve months. The Company recorded an unrealized gain on investments of $637 for the year ended December 31, 2019. At December 31, 2018, the Company marketable securities consisted of $18,412,500 of investments that mature within twelve months. The Company recognized a loss on investments of $612 for the year ended December 31, 2018.

5.	Property and Equipment

Property and equipment as of December 31, 2019 and 2018 is summarized as follows:

	December 31,
	2019	2018
Laboratory equipment	$3,587,559	$3,872,233
Furniture and fixtures	93,321	93,321
Computer equipment	192,092	181,844
Leasehold improvements	—	—

	3,872,972	4,147,398
Less accumulated depreciation and amortization	(2,026,050)	(1,365,939)

Net property and equipment	$1,846,922	$2,781,459

Depreciation expense for the years ended December 31, 2019 and 2018 was included in the statement of operations as follows, excluding trademark amortization:

	Years Ended December 31,
	2019	2018
General and administrative	$60,974	$35,287
Research and development	738,140	724,724

Total	$799,114	$760,011

During the year ended December 31, 2019, the Company sold lab equipment with an acquisition cost of $320,778 and accumulated depreciation of $139,003, and realized a loss of $54,274.

6.	Accrued Expenses

Accrued expenses as of December 31, 2019 and 2018 is summarized as follows:

	December 31,
	2019	2018
Accrued compensation	$1,575,821	$1,195,749
Contract manufacturing services	150,250	160,650
Professional Services	383,910	207,440
Contract research services	117,371	145,035
Other expenses	—	79,188

	$2,227,352	$1,788,062

7.	Einstein License and Service Agreement

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

•

Make significant payments up to $5,000,000 based upon the achievement of certain milestones, as defined in the Einstein License. Payments made upon achievement of milestones are nonrefundable and are not creditable against any other payment due to Einstein. At December 31, 2019, none of these milestones had been achieved by the Company.

•	Incur a minimum of $250,000 per year of product development costs until the first commercial sale of the first licensed product.

The Company was in compliance with its obligations under the Einstein License at December 31, 2019 and 2018.

The Einstein License expires upon the expiration of the Company’s last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if the Company fails to meet its obligations thereunder.

The Einstein License required the Company to issue to Einstein a specified number of shares of common stock of the Company on a fully diluted, as converted basis, depending on the achievement of (1) a funding threshold and (2) a liquidity event, each as defined in the Einstein License. The funding threshold was achieved through the completion of the June 15, 2015 private placement as described in Note 11. The Company’s initial public offering in December 27, 2017 met the definition of a liquidity event as defined by the agreement and therefore the Company issued 671,572 shares of the Company’s common stock.

The Company accounted for the issuance of these shares as a charge to research and development expenses in the statement of operations at their aggregate fair value of $5,036,789 on the date of issuance, in accordance with ASC 730, Research and Development, as the Patents acquired from Einstein are for use in the Company’s research and development activities exclusively with respect to its core technology platform and have no alternative future use by the Company, and therefore no separate economic value. The shares issuable in connection with Einstein License were recorded as common stock to be issued at December 31, 2017 and were issued on January 9, 2018.

The Company accounts for the costs incurred in connection with the Einstein License in accordance with ASC 730, Research and Development. For the years ended December 31, 2019 and 2018, costs incurred with respect to the Einstein License aggregated $565,659 and $487,929, respectively. For the years ended December 31, 2019 and 2018, $50,000 and $50,000 were included in research and development expenses in the statements of operations. For the year ended December 31, 2019, the Company capitalized $525,554 in costs incurred with respect to the Einstein License pursuant to ASC 606 and ASC 340. The Company recorded $265,262 and $260,292 in prepaid expenses and other current assets and other long term assets, respectively. For the year ended December 31, 2018, the Company capitalized costs of $437,929.

8.	Stock-Based Compensation

Effective March 23, 2016, the Company adopted the 2016 Omnibus Incentive Plan (the “Omnibus Plan”) and the 2016 Non-Employee Equity Incentive Plan (the “Non-Employee Plan”), which are intended to allow the Company to compensate and retain the services of key employees, non-employees, Scientific and Clinical Advisory Board members, and outside advisors and consultants. The plans are under the administration of the Company’s Board of Directors. Under the plans, the Company, at its discretion, may grant stock option awards to certain employees and non-employees through March 23, 2026. The Omnibus Plan and the Non-Employee Plan provide for the grant of a total of 2,000,000 shares of common stock and 500,000 shares of common stock, respectively.

On August 13, 2017, the Company’s Board of Directors approved an amendment and restatement of the Company’s 2016 Omnibus Incentive Plan to increase the number of shares authorized for issuance under such plan by 800,000 shares, from 2,000,000 shares to 2,800,000 shares, subject to stockholder approval of such amendment within 12 months following board approval thereof. The Company’s stockholders approved the plan in December 2017. Additionally, on May 17, 2019, the Company’s Board of Directors approved Amendment No. 1 to the 2016 Omnibus Incentive Plan to increase the number of shares that may be issued as incentive stock options under the plan, which the Company’s stockholders approved on August 6, 2019. The 2016 Omnibus Incentive Plan, as amended and restated, provides that on the first day of each fiscal year of the Company during the period beginning in fiscal year 2018 and ending on the second day of fiscal year 2027, the number of shares of common stock authorized to be issued under such plan shall be increased by an amount equal to the lesser of   (i) the number of shares necessary such that the aggregate number of shares available to be issued under the plan equals 20% of the number of fully diluted outstanding shares on such date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) an amount to be determined by the Company’s Board of Directors.

Pursuant to the plans, during the year ended December 31, 2019, the Company granted stock options to purchase 1,288,100 shares of the Company’s common stock and 100,000 restricted stock units. At December 31, 2019, stock options for 4,378,320 shares of common stock and 100,000 restricted stock units had been granted and 459,705 shares of common stock were reserved for future grants under the Omnibus Plan, and stock options for 481,600 shares of common stock had been granted and 5,400 shares of common stock were reserved for future grants under the Non-Employee Plan. In the aggregate, at December 31, 2019, stock options for a total of 4,859,920 shares of common stock and 100,000 restricted stock units had been granted and 465,105 shares of common stock were reserved for future grants. Such grants are accounted for as share-based compensation in accordance with ASC 718, Compensation—Stock Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees.

Stock Option Valuation

For stock options requiring an assessment of value during the years ended December 31, 2019 and 2018, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	December 31,
	2019	2018
Risk-free interest rate	1.75 to 2.58%	2.43 to 2.95%
Expected dividend yield	0%	0%
Expected volatility	88.0-94.0%	82.0-83.6%
Expected life	4.0 to 6.25 years	4.0 to 7.0 years

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

A summary of stock option activity for the years ended December 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2017	2,732,221	$4.07	5.76
Granted	1,835,600	11.33
Exercised	(2,500)	5.00
Cancelled	(25,000)	7.79

Stock options outstanding at December 31, 2018	4,540,321	$7.08	5.16
Granted	1,288,100
Exercised	(485,105)
Cancelled	(550,063)

Stock options outstanding at December 31, 2019	4,793,253	$7.10	5.64

Stock options exercisable at December 31, 2019	2,025,858	$6.26	4.47

The Company recognized, $6,208,949 and $7,173,713, in stock-based compensation during the years ended December 31, 2019 and 2018, respectively related to stock option activity. As of December 31, 2019, total unrecognized stock-based compensation was approximately $12,211,819, which is expected to be recognized as an operating expense in the Company’s statement of operations through June 2022.

The aggregate intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2019 was approximately $19,471,155 based on a fair value average exercise price of $6.26 per share. The aggregate intrinsic value of options is calculated as the difference of the market close price of $15.88 on December 31, 2019, and the weighted average exercise price of $6.26, with a weighted average remaining contractual term of 4.47 years.

The aggregate intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2018 was approximately $1,682,014, based on a fair value exercise price of $4.70 per share at December 31, 2018.

Restricted Stock Units

On October 3, 2019, the Company granted 100,000 restricted stock units (“RSUs”) with time-based vesting conditions to certain executives. During the year ended December 31, 2019, the Company awarded 100,000 RSUs at an average grant date fair value of $7.53 per share. The RSUs vest in three substantially equal installments beginning on grant date, and annually thereafter. Compensation expense is recognized on a straight-line basis.

The following table summarizes the RSU activity for the under the 2016 Omnibus Incentive Plan for the years ending December 31, 2019 and 2018:

Restricted Securities	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance as of December 31, 2018	—	$—
Granted	100,000	7.53
Vested/Released	(33,333)	7.53
Forfeited	—	—

Nonvested balance at December 31, 2019	66,667	$7.53

The Company recognized, $312,032 and $0, in stock-based compensation during the years ended December 31, 2019 and 2018, respectively related to stock option activity. As of December 31, 2019, total unrecognized stock-based compensation was approximately $440,967, which is expected to be recognized as an operating expense in the Company’s statement of operations through June 2022.

Stock-based Compensation

Stock-based compensation for the years ended December 31, 2019 and 2018 was included in the statement of operations as follows:

	December 31,
	2019	2018
General and administrative	$2,109,335	$3,221,512
Research and development	4,411,647	3,952,201

Total	$6,520,982	$7,173,713

9.	Warrants

The Company has two tranches of common stock warrants outstanding at December 31, 2019. The first tranche is exercisable for 370,370 shares of common stock issued on June 15, 2015 with an exercise price of $2.70 per share. These warrants were issued with a 7 year life and expire on June 15, 2022. For the year ended December 31, 2019, 48,111 of common stock warrants were exercised via a cashless exercise for which 37,601 shares of common stock were issued, 10,510 shares were withheld and returned for reuse, leaving 322,259 shares remaining to be issued upon exercise of such warrants. The second tranche is exercisable for 882,071 shares of common stock issued on December 27, 2017 with an exercise price of $9.38 per share. These warrants were issued with a 5 year life and expire on December 26, 2022. For the year ended December 31, 2019, 14,503 common stock warrants were exercised via cashless exercise for which 6,718 shares of common stock were issued, 7,785 shares were withheld and returned for reuse, leaving 867,568 shares remaining to be issued upon exercise of the warrants. The intrinsic value of exercisable but unexercised in-the-money common stock warrants at December 31, 2019 was approximately $9,890,900 based on a fair value of $15.88 per share on December 31, 2019.

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

Revenue is recognized based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied by transferring a promised good and/or service to the customer. For performance obligations that are satisfied over time, the Company recognizes revenue by measuring the progress toward complete satisfaction of the performance obligation using a single method of measuring progress which depicts the performance in transferring control of the associated goods and/or services to the customer. The Company uses input methods to measure the progress toward the complete satisfaction of performance obligations satisfied over time. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment. The Company measures progress toward satisfaction of the performance obligation overtime as effort is expended.

As it relates to the Merck Agreement , the Company recognized the upfront payment associated with its one open contract as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified in current liabilities. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as contract liabilities, net of current portion. The Company determined that there was one performance obligation: consisting of the license and research development services. Thus, the transaction price of $2.5 million was allocated to the single performance obligation.

The Company does not believe that any variable consideration should be included in the transaction price at December 31, 2019. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur by assessing the effort and expense expended during the period. For the year ended December 31, 2019, the Company recognized approximately $874,000 in collaboration revenue related to this agreement and recorded short and long-term research and development liabilities on its balance sheet dated December 31, 2019 of $483,515 and $0, respectively. For the year ended December 31, 2018, the Company recognized approximately $1,142,605 in collaboration revenue related to this agreement and recorded short and long-term research and development liabilities on its balance sheet dated December 31, 2018 of $1,198,122 and $159,272, respectively.

On November 6, 2018, the Company entered into the LG Chem Agreement with LG Chem related to the development of the Company’s Immuno-STATs focused in the field of oncology. Pursuant to the Collaboration Agreement the Company granted LG Chem an exclusive license to develop, manufacture and commercialize the Company’s lead product, CUE-101, as well as Immuno-STATs that target T-cells against two additional cancer antigens, in the LG Chem Territory. LG Chem has the option to elect one additional Immuno-STAT for an oncology target within two years of the agreement for a worldwide development and commercialization license, and Cue Biopharma will retain an option to co-develop and co-commercialize the additional program worldwide. Cue Biopharma retains rights to develop and commercialize all assets included in the agreement in the United States and in global markets outside of Asia. In exchange for the licenses and other rights granted to LG Chem under the Collaboration Agreement, LG Chem will make a $5.0 million equity investment in common stock of Cue Biopharma, Inc. and a $5.0 million nonrefundable upfront cash payment. Cue Biopharma is also be eligible to receive up to an additional $400 million in research, development, regulatory and sales milestones. In addition, the Collaboration Agreement also provides that LG Chem will pay the Company tiered single-digit royalties on net sales of commercialized product candidates in the LG Chem Territory.

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

On May 16, 2019, LG Chem paid the Company a $2.5 million milestone payment for the United States Food and Drug Administration (“FDA”) acceptance of the Investigational New Drug (“IND”) for the Company’s lead drug candidate, CUE-101, pursuant to the LG Chem Agreement. The $2.5 million milestone payment was recorded as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations related to the development of CUE-101 under the arrangement. Of the $2.5 million milestone payment, approximately $412,500 was recognized as tax withholding, shown as income tax expense on the statement of operations and comprehensive loss. The Company recorded short and long-term research and development liabilities on its balance sheet dated of approximately $3,614,000 and $4,018,000, respectively, for the year ended December 31, 2019.

Aside from the $2.5 million milestone payment, the Company does not believe that any variable consideration should be included in the transaction price as of December 31, 2019. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the year ended December 31, 2019, the Company recognized revenue of approximately $2,584,000, related to the LG Chem Agreement.

The Company does not believe that any variable consideration should be included in the transaction price as of December 31, 2019. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the year ended December 31, 2019, the Company did not recognized revenue related to this agreement.

The Company considered the capitalization of contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers. There were no contract costs identified in the Collaboration Agreement with Merck. As it related to the LG Chem agreement, the Company capitalized license expenses of approximately $751,000 as of December 31, 2019, pursuant to the Einstein license agreement which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. This amount is comprised of approximately $438,000 of capitalized license expenses related to the upfront payment received from LG Chem in December 2018 and approximately $313,000 in capitalized license expenses related to the milestone payment received in June 2019, net of accumulated amortization of approximately $225,000. For the year ended December 31, 2019, $190,000 was included in prepaid expenses and other short-term assets and $335,000 is included in other long-term assets. Related to the LG Chem agreement, the Company capitalized license expenses of approximately $438,000 as of December 31, 2018, pursuant to the Einstein license agreement. Of the total approximately, $54,000 is included in prepaid expenses and other short-term assets and approximately $384,000 is included in other long-term assets as of December 31, 2018.

11.	Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.001 per share, none of which were outstanding at December 31, 2019 and 2018. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights.

Common Stock

The Company has authorized a total of 50,000,000 shares of common stock, par value $0.001 per share, of which 26,562,178 shares and 20,697,453 shares were issued and outstanding at December 31, 2019 and 2018, respectively.

12.	Related Party Transactions

As of December 31, 2019, MDB beneficially owned approximately 5% of the Company’s common stock, has served as the underwriter of the Company’s initial public offering as well as the placement agent in previous private placements of the Company’s common stock, and one MDB employee is a director of the Company.

Beginning in June 2015, the former interim Chief Financial Officer of the Company, who is also the Chief Financial Officer of MDB, was compensated at a rate of $6,000 per month, reflecting an aggregate annual charge to operations for the year ended December 31, 2018 of $24,000, until his resignation on April 30, 2018.

Information with respect to payments under the Einstein License is described in Note 7.

13.	Income Taxes

The Company accounts for income taxes under the provision of ASC 740, Income Taxes. The Company reported a $412,500 tax provision for the year ended December 31, 2019 related to foreign withholding taxes paid.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$23,348,000	$15,738,000
Research and other credits	2,069,000	1,450,000
Reserves and accruals	5,281,000	1,953,000
Other	3,000	3,000
Intangibles	—	—

Total gross deferred tax assets	30,701,000	19,144,000
Less valuation allowance	(29,095,000)	(19,004,000)

Total deferred tax assets	1,606,000	140,000
Deferred tax liability:
Depreciation	1,606,000	(140,000)

Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2019, and 2018, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded a 100% valuation allowance against deferred tax assets at such dates.

No Federal tax provision has been provided for the years ended December 31, 2019, 2018, and 2017, due to the losses incurred during such periods. A reconciliation of the difference between the income tax rate computed by applying the U.S. Federal statutory rate and the effective tax rate for the years ended December 31, 2019, 2018, and 2017 is as follows:

	Years Ended December 31,
	2019	2018
U. S. Federal statutory tax rate	(21)%	(21)%
State Taxes	(6)%	(4)%
Change in valuation allowance	27%	24%
Tax credits	(2)%	(2)%
Stock based compensation	1%	3%
Tax reform	0%	0%
Foreign withholding taxes	1%	2%
Other	1%	0%

Effective tax rate	1%	2%

The Company has applied the provisions of ASC 740, Income Taxes, which clarifies the accounting for uncertainty in tax positions and requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return, based on the technical merits of the position, upon examination by the relevant taxing authority. At December 31, 2019 and 2018, the Company had unrecognized tax benefits related to Federal and state research tax credits of approximately $1,334,000 and $972,000, respectively. The Company is subject to Federal and state income tax examinations by tax authorities for all years since its incorporation in 2014. The Company is currently not under examination by any tax authority.

At December 31, 2019, the Company has available net operating loss carryforwards for Federal and state income tax purposes of approximately $85,710,000 and $84,560,000, respectively, which, if not utilized earlier, will begin to expire in 2035. Approximately, $57,198,000 of the federal net operating losses have an indefinite carryforward. The Company has Federal research credits of approximately $1,202,000, which, if not utilized earlier, will begin to expire in 2035, and state research credits of approximately $1,002,000, which, if not utilized earlier, will begin to expire in 2031. At December 31, 2019 the Company recorded $250,000 in research credits as prepaid to be offset against payroll tax liabilities associated with research and development personnel in 2019 in addition to the approximately $140,000 in research and development credits remaining in prepaid from 2018.

The following is a reconciliation of the Company’s gross uncertain tax position at December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Balance at the beginning of year	$972,000	$510,000
Additions for current year tax provisions	294,000	430,000
Additions for prior year tax provisions	81,000	32,000
Reductions of prior year tax provisions	(13,000)	—

Balance as of end of year	$1,334,000	$972,000

14.	Commitments and Contingencies

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

Collaboration Agreement with Merck

The research program outlined in the Collaboration Agreement entails (1) our research, discovery and development of certain Immuno-STAT™ product candidates up to the point of Proof of Mechanism, and (2) the further development by Merck of the Immuno-STAT™ product candidates that have demonstrated Proof of Mechanism (the “Proposed Product Candidates”) up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates’ profiles as described in the Collaboration Agreement.

In exchange for the licenses and other rights granted to Merck under the Collaboration Agreement, Merck paid to the Company a $2.5 million nonrefundable up-front payment. Additionally, the Company may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, the Company is eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Collaboration Agreement requires the Company to use the first $2.5 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales. For the years ended December 31, 2019 and 2018, the Company recorded approximately $0.9 million and $1.1 million in collaboration revenue related to this agreement, respectively (Note 10).

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

On May 16, 2019, LG Chem paid the Company a $2.5 million milestone payment for the FDA acceptance of the IND for the Company’s lead drug candidate, CUE-101, pursuant to the LG Chem Agreement. The $2.5 million milestone payment was recorded as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement pursuant to the Company’s revenue recognition policy. The Company recognized collaboration revenue for the year ended December 31, 2019 and 2018, respectively, approximately $2.6 million, and $0, respectively, related to this agreement.

Leased Facilities

The Company leases approximately 19,900 square feet of office space in Cambridge, Massachusetts under a lease that began in May 2018 and is scheduled to expire on April 14, 2021 (the “Lease”). Upon adoption of ASU 2016-02, the Company recorded a right-of-use asset and corresponding lease liability for the Lease on January 1, 2019, by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate annually, over the 2.3-year remaining term.

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

On September 16, 2019, the Company entered into an amended lease agreement that removed one holding room from the additional laboratory space lease entered into on September 20, 2018. The amendment was effective beginning on October 1, 2019 and expires on April 14, 2021. The monthly rental rate under the amended lease agreement decreased from $78,600 to $58,995, for the remainder of the lease term. The partial termination of the lease did not change the classification of the lease and remained accounted for as an operating lease. The weighted-average discount rate remained the same at 6%. The Company accounted for the lease modification under ASC 842 that removed one holding room by electing Approach 1, which remeasured the right of use asset on the basis of the amount of the liability change. The modification of the partial termination resulted in a reduction to right-of-use asset and lease liability of $335,465 and $327,079, respectively. The difference of $8,386 was recorded as a loss to the right-of-use asset as of December 31, 2019. At December 31, 2019, the Company recorded approximately $5,337,000 to operating right-of-use asset, and approximately $4,448,000 and $1,348,000 to short and long-term operating lease liability, respectively. At December 31, 2019 the remaining lease term was 1.29 years.

Future minimum lease payments under these leases at December 31, 2019 are as follows:

Year
2020	4,674,540
2021	1,363,408

Total lease payments	6,037,948
Less: present value discount	(242,190)

Present value of lease payments	$5,795,758

Total rent expense of approximately $4,474,000 and $3,311,000 was included in the statement of operations for the years ended December 31, 2019 and 2018, respectively.

Contingencies

The Company accrues for contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in these consolidated financial statements.

The Company may be subject to various legal proceedings from time to time as part of its business. As of December 31, 2019, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

15.	Cue Biopharma 401(k) Plan

Effective as of January 1, 2017, the Company adopted the Cue Biopharma 401(k) Plan (the “Plan”) for all employees of the Company. Employees may participate in the Plan upon complying with the Plan’s eligibility requirements, subject to limitations imposed by the Internal Revenue Service. Under the Plan, the Company may match employee contributions at its discretion. The Company did not make any contributions to the Plan during the year ended December 31, 2019 or 2018.

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

3.	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration /File No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	12/27/17	005-90232

3.2	Amended and Restated Bylaws of the Registrant		S-1	3.5	12/05/17	333-220550

4.1	Specimen Certificate representing shares of common stock of the Registrant		S-1	4.1	12/05/17	333-220550

4.2	Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2015 private placement offering		S-1	4.3	09/21/17	333-220550

4.3	Form of Warrant issued to the underwriter in the Registrant’s 2017 initial public offering		10-K	4.3	03/29/18	001-38327

4.4	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X

10.1	Form of Registration Rights Agreement between the Registrant and investors for an offering completed on June 15, 2015		S-1	10.4	09/21/17	333-220550

10.2	Form of Joinder and Amendment to Registration Rights Agreement between the Registrant and investors for an offering completed on December 22, 2016		S-1	10.6	09/21/17	333-220550

10.3	Form of Indemnification Agreement between the Registrant and its directors and officers		S-1	10.10	09/21/17	333-220550

10.4	Amended and Restated License Agreement by and between the Registrant and Albert Einstein College of Medicine dated July 31, 2017†		S-1	10.11	12/13/17	333-220550

10.5	Cue Biopharma, Inc. 2016 Omnibus Incentive Plan, as amended and restated*		S-1	10.13	09/21/17	333-220550

10.6	Form of stock option award under 2016 Omnibus Incentive Plan*		S-1	10.14	09/21/17	333-220550

10.7	Cue Biopharma, Inc. 2016 Non-Employee Equity Incentive Plan*		S-1	10.15	09/21/17	333-220550

10.8	Form of stock option award under 2016 Non-Employee Equity Incentive Plan*		S-1	10.16	09/21/17	333-220550

10.9	Director Compensation Policy dated October 30, 2018*		10-K	10.10	03/14/2019	001-38327

10.10	Exclusive Patent License and Research Collaboration Agreement between the Registrant and Merck Sharp & Dohme Corp. dated November 14, 2017†		S-1	10.21	12/04/17	333-220550

10.11	Executive Employment Agreement between the Registrant and Colin G. Sandercock dated as of November 15, 2017*		S-1	10.22	12/04/17	333-220550

10.12	License Agreement between the Registrant and MIL 21 E, LLC dated January 19, 2018		10-K	10.21	03/29/18	001-38327

10.13	First Amendment to the License Agreement between Registrant and MIL 21E, LLC dated June 18, 2018		8-K	10.1	06/20/18	001-38327

10.14	Executive Employment Agreement between the Registrant and Bethany Mancilla dated June 22, 2018*		10-Q	10.3	8/13/2018	001-38327

10.15	Collaboration, License and Option Agreement between the Registrant and LG Chem, Ltd. dated November 6, 2018†		8-K	10.1	12/26/18	001-38327

10.16	Amendment No. 1 to Cue Biopharma, Inc. 2016 Omnibus Incentive Plan*	X

10.17	Amended and Restated Executive Employment Agreement between the Registrant and Anish Suri dated October 3, 2019*		8-K	10.1	10/07/19	001-38327

10.18	Amended and Restated Executive Employment Agreement between the Registrant and Daniel Passeri dated October 3, 2019		8-K	10.2	10/07/19	001-38327

21	List of Subsidiaries	X

23.1	Consent of RSM Inc., Independent Registered Public Accounting Firm	X

24.1	Power of Attorney		10-K	24.1	03/12/20	001-38327

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Indicates management compensatory plan, contract or arrangement.

† Confidential portions of this exhibit, indicated by asterisks, have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: March 12, 2020	By:	/s/ Daniel R. Passeri
Daniel R. Passeri Chief Executive Officer and Director (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Daniel R. Passeri	Chief Executive Officer and Director	March 12, 2020
Daniel R. Passeri	(Principal Executive Officer)

/s/ Kerri-Ann Millar	Vice President, Finance	March 12, 2020
Kerri-Ann Millar	(Principal Financial and Accounting Officer)

*	Director	March 12, 2020
Aaron Fletcher

*	Director	March 12, 2020
Cameron Gray

*	Director	March 12, 2020
Peter A. Kiener

*	Director	March 12, 2020
Barry Simon

*	Director	March 12, 2020
Frederick Driscoll

*	Director	March 12, 2020
Frank Morich

* By:	/s/ Daniel R. Passeri
Daniel R. Passeri Attorney-in-fact