Form 10-K
period 2019-12-31
Cue Biopharma, Inc.
filed 2020-03-12
CIK 1645460

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

Item 1. Business

Overview

Cue Biopharma is a clinical-stage biopharmaceutical company engineering a novel class of injectable biologics to selectively engage and modulate targeted T cells within the body. Our proprietary Immuno-STAT™ (Selective Targeting and Alteration of T Cells) platform is engineered to selectively engage and modulate disease relevant T cells directly within the body which we believe will allow us to harness the fullest potential of an individual’s intrinsic immune repertoire for restoring health while avoiding the deleterious side-effects of broad immune activation (for immuno-oncology or infectious immunity) or broad immune suppression (for autoimmunity and inflammation). In addition to the selective control of T cell activity, we believe Immuno-STATs offer several key points of potential differentiation over competing approaches, including modularity and versatility providing broad disease coverage, manufacturability, and convenient administration.

Through rational protein engineering, we leverage the modular and versatile nature of the Immuno-STAT platform to design therapeutics for selective immune modulation in cancer, chronic infectious disease, and autoimmune disease. To address the needs of these clinical indications, we have developed three biologic series, CUE-100, CUE-200, and CUE-300, each possessing distinct signaling modules that underscore unique biological mechanisms that may be applied across many diseases.  The CUE-100 series exploits rationally engineered IL-2 in context of the core Immuno-STAT framework for activation of tumor-specific T cells, while the CUE-200 series is focused on cell surface receptors including CD80 and/or 4-1BBL. The CUE-300 series is being developed for autoimmune diseases for selective modulation of the autoreactive T cell repertoire.

The Company’s product candidates are in various stages of clinical and preclinical development, and while we believe that these candidates hold tremendous potential value, the Company’s activities are subject to significant risks and uncertainties. The Company has not yet commenced any commercial revenue-generating operations, has limited cash flows from operations, and will need to raise additional capital to fund its growth and ongoing business operations.

Our Immuno-STAT Pipeline

Cue Biopharma Immuno-STAT Pipeline: The pipeline snapshot above details our current portfolio assets and their stages of development. CUE-101 is our most advanced clinical stage asset, currently being dosed in a Ph 1 monotherapy trial for human papilloma virus (HPV)-driven head and neck cancer. CUE-102 focuses on Wilm’s tumor-1 (WT1) as the tumor antigen.

We have made significant progress furthering the advancement of the CUE-100 series.  We dosed the first patient in September 2019 in a Phase 1 clinical trial of CUE-101 for the treatment of HPV16-driven recurrent/metastatic head and neck squamous cell carcinoma (HNSCC). Enabled by the company’s proprietary Immuno-STAT platform, CUE-101 is the company’s lead biologic drug candidate, designed to directly engage and activate T cells in the body to target HPV-driven cancers. The CUE-101 program is representative of the IL2-based CUE-100 series for which we have generated a robust preclinical data package, including activation of HPV specific T cells from human blood. These data were recently published in a peer-reviewed journal (Quayle et al., Clinical Cancer Research 2019, https://clincancerres.aacrjournals.org/content/early/2020/01/15/1078-0432.CCR-19-3354).

We are currently advancing a pipeline of additional promising preclinical candidates that hold the potential to treat multiple cancers, and with recent advances with the CUE-300 series for autoimmune disorders, plan to be well poised with a growing pipeline of promising clinical candidates throughout the coming year. Furthermore, we also have the potential of developing a pipeline of Immuno-STATs for treating chronic infectious diseases with the CUE-200 series.

Our Business Strategy

Our primary objective is to become a leading biopharmaceutical company developing breakthrough, highly selective and differentiated biologics for safe and effective therapeutic immune modulation directly in patients having high unmet medical need. In order to achieve this objective, we are focused on the following strategies:

Advance our IL-2-based CUE-100 series, demonstrated with our lead Immuno-STAT program, CUE-101

•

Execute clinical trials that are designed with a translational approach to determine CUE-101’s ability to selectively activate and expand patients’ own endogenous HPV16-specific T cell repertoire to target and attack tumor cells

•

Build a clinical data set that demonstrates the safety, anti-tumor effect, and immunogenicity of CUE-101 as a monotherapy in patients with HPV16-driven recurrent/ metastatic head and neck squamous cell carcinoma (HNSCC)

•

Expand patient access and address the significant unmet patient need in frontline therapy for HPV16-driven HNSCC in combination with anti-PD1 therapy, based on supporting monotherapy clinical data for HNSCC.

Leverage our modular and versatile Immuno-STAT platform to generate and advance a pipeline of Immuno-STATs and strategically partner to expand our global patient reach

•

Beyond the IL-2-based CUE-100 series, as exemplified by CUE-101, for addressing a broad range of cancers, we have a growing pipeline of therapeutic frameworks and programs designed to address the significant, unmet medical need for treating serious, life threatening indications, such as autoimmune disease and chronic infectious disease

•

We are working to develop robust data packages in the discovery stage for the CUE-200 series that demonstrates the ability to enhance T cell activation and/ or reverse T cell exhaustion, an area of critical need for chronic infectious diseases, and achieve proof of mechanism with the CUE-300 series, focused on autoimmune disease, through our Merck Collaboration

•	We will continue to selectively explore other opportunities to create value from the platform and may pursue these with partners and/or as wholly owned Cue Biopharma assets

Expand and enhance our core capabilities and Immuno-STAT platform

•

We view protein engineering and translational immunology as our core competencies and to expand our competitive advantages, will continue to invest in these areas to further optimize the platform for rapid and cost-effective drug development. We may also in-license, acquire, or invest in complementary businesses, technologies, products or assets

Our Approach

The Immune System and T Cell Immunity

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

Immune Balance

The human immune system comprises a number of specialized cell types that collectively function to identify and defend the body against foreign threats. A human T cell is a subtype of a white blood cell that plays a central role in the immune system. During an immune response, T cells are activated via close encounters with a specialized cell type known as the antigen presenting cell (“APC”). Prominent APC types include dendritic cells, macrophages and B cells. The primary function of an APC is to uptake antigens, primarily proteins, catabolize them into peptides and display them on their cell-surface in complex with specialized molecules known as the major histocompatibility complex molecules or human leukocyte antigen (“MHC”, or “HLA” in humans). This critical function of an APC, also referred to as “antigen processing and presentation”, ultimately results in generation of the key molecular substrate – the peptide MHC complex (pMHC or pHLA in humans) – that is recognized by the T cell via its T cell receptor (“TCR”). The source of the antigenic world for the APC is vast and unlimited: antigens from pathogens such as viruses, bacteria and others activate T cells for protective immunity; antigens from tumor cells are key for robust anti-tumor T cell responses; and antigens from self-tissue are aberrantly recognized by autoreactive T cells. Hence, the nature of the pMHC complex on the APC sets the specificity of the T cell response. The intimate interactions between the T cells and APCs occur within a molecular interface known as the immunological or immune synapse (as shown in the figure below) wherein the TCR-pMHC engagement as well as additional accessary signals are sensed by T cells resulting in T cell activation or regulation. In essence, the immune synapse allows controlled engagement and selective activation of T cells through the presentation of two distinct signals: Signal 1, TCR engagement of the pMHC; and Signal 2, activating co-stimulatory or co-inhibitory signals.  The core protein framework for the Immuno-STAT platform builds upon our ability to combine the key signals for T cell modulation (i.e. Signal 1 and Signal 2) into a singular molecular scaffold, as shown below.

The Immune Synapse

While the elegant and dynamic nature of T cell-APC interactions is an essential component of immunity or tolerance (i.e., not reactive to self), it is often encumbered by many considerations including: (i) antigen availability and release for presentation by APCs; (ii) antigen uptake and processing efficiencies of an APC that generate the appropriate pMHC complex for the T cell; (iii) stability, amount and turnover of pMHC complexes displayed on the cell surface of an APC; (iv) the “right” kind of the APC phenotype for the desired biological outcome – activating versus tolerogenic, for example; (v) effects of the local tissue/tumor microenvironment on the APC (e.g., immunosuppressive tumor microenvironments directly impede local APC function in the tumor lesion); and (vi) the absolute dependency on localization and encounter of the right T cell with the right APC in the individual. These challenges could be potentially circumvented if the essential components for T cell activation (i.e., pMHC complex and appropriate co-stimulatory signals), are provided to the T cells directly with no dependency on the APCs. This is the core focus of the Immuno-STAT platform, as described below.

The Immuno-STAT: “Immune Responses, on Cue”

Through rational protein engineering, we are developing a proprietary class of Immuno-STAT product candidates to selectively modulate the activity of antigen-specific T cells in a patient’s body. Our Immuno-STATs direct T cell activity via two distinct signals presented naturally within the immune synapse by the body when mounting an immune response. We accomplish this by the fusion of a TCR targeting pMHC complex (i.e., Signal 1) with co-stimulatory signaling molecules (i.e., Signal 2). This co-engagement of signals through the TCR and co-stimulatory receptor mimics and recapitulates the very signals encountered in nature by T cells upon successful interactions with APCs. Hence, the Immuno-STATs harness “nature’s cues” for antigen specificity, along with appropriate secondary activating or inhibitory signals, resulting in targeted T cell modulation.

The Immuno-STAT Framework Builds Upon Nature’s Components for T cell Modulation

During the last decade, there has been substantial progress in therapeutically modifying the function of immune cells, such as T cells, to either enhance tumor killing in the context of oncology or protect tissue in the context of autoimmune disease.  Much of the focus has centered on approaches that result in broad and non-specific immune modulation (e.g., cytokines, cytokine inhibitors, checkpoint inhibitors, and bi-specifics) with significant challenges remaining to be addressed regarding specificity, efficacy and patient safety.

More recently, adoptive cell therapies (e.g., CAR-Ts) have shown promise in removing T cells from patients, activating, stimulating, and expanding them outside the body (i.e., ex vivo) and then infusing large numbers of cells back into the patients for potential therapeutic benefit.  While these approaches have demonstrated some encouraging and impressive clinical responses in several hematologic malignancies, they are also associated with significant toxicities, including life threatening cytokine release syndrome, inducement of autoimmune diseases, etc. Moreover, labor-intensive technical requirements and expense associated with individualized T cell extraction, ex vivo amplification /modification, and patient re-infusion represent significant scaling and cost challenges in addition to the rigorous procedures required to condition the patient prior to re-infusion might limit broad usage and eventual successful commercialization of this therapeutic modality.

We believe that our Immuno-STAT product candidates may offer important key features of potential clinical differentiation and advantages over competing immunotherapy approaches, including:

•	“Ready-to-engage” biologics that specifically targets and selectively modulates disease relevant T cells
•	Not dependent on barriers of natural antigen presentation via antigen presenting cells
•	Ability to control specificity, quantity and quality of the modulating signal rather than systemic, non-selective signaling (e.g., rIL-2, bi-specifics, etc.)
•	Administered directly to the patient and does not involve ex-vivo manipulation of T cells (e.g., cell therapy) or rigorous pre- and post- therapy conditioning of the patient

Therapeutic Applications

An insufficient T cell response may result in susceptibility to cancers or chronic infectious diseases. Conversely, an aberrant overactive T cell response against self-tissue results in autoimmune disease. In each of the above diseased states, the desired therapeutic approach should specifically target the dysregulated immune axis thereby providing the maximal potential for patient benefit.

•	In the context of cancer and chronic infectious disease, Immuno-STATs are designed to selectively activate disease-specific T cells

•	For the treatment of autoimmune disease, Immuno-STATs are designed to selectively inhibit pathogenic autoreactive T cells

We plan to leverage the modularity and versatility of the platform to design Immuno-STATs that address particular T cell modulation objectives/criteria, including different co-stimulatory/co-inhibitory signals across disease areas (e.g., cancer vs. autoimmune) and different targeting peptides across indications (e.g., head and neck cancer vs breast cancer); and different global patient populations via targeting distinct HLA alleles. The modularity of this unique platform provides us the opportunity to generate therapeutic molecules across many different indications to serve distinct patient populations.

Immuno-STAT Modularity

Potential Commercialization Advantages

In addition to the selective control of T cell activity, we believe our Immuno-STAT platform offers several key points of potential differentiation over competing approaches:

•	Access to a broad set of disease targets (extracellular and intracellular antigens) and patient populations (diverse HLA types)

•	Utilizes industry standard development and production process to support a cost-of-goods and supply chain similar to monoclonal antibodies

•	Standard delivery format (IV, SubQ) over a dosing schedule (weekly, monthly) that can be administered by specialists and community-based physicians

Our Pipeline

Immuno-Oncology

CUE-100 Series

Product candidates developed within our CUE-100 framework selectively stimulate the interleukin 2 (IL-2) receptor, a potent activator of the pathway critical to the growth, expansion and survival of T cells. We have engineered the framework to activate specific T cell populations through peptide-MHC complex (pMHC) targeting of T cell receptors (TCRs) and selective deployment of the IL-2 signal. The IL-2 has been modified to minimize engagement of the high affinity IL-2 receptor alpha chain and reduce the affinity on the beta chain while retaining potency.  This enables our Immuno-STATs to preferentially activate tumor specific T-cells without systemically activating other T cell populations, thereby potentially mitigating the dose-limiting toxicities associated with current IL-2-based therapies.

We believe the selective deployment of our uniquely engineered IL-2 molecules in context of the Immuno-STAT framework may provide superior differentiation over competing approaches that are focused on IL-2. The table below summarizes some of the key biological factors and considerations of the different approaches.

CUE-101

Our lead product candidate from the CUE-100 framework, CUE-101, contains IL-2 and a pMHC composed of HLA-A*02:01 complexed with a dominant peptide derived from the human papilloma virus E7 protein (HPV-E7), as shown in the figure below.  It is a fusion protein biologic designed to target and activate antigen-specific T cells to fight HPV-driven cancers.

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

We have performed extensive in vitro and in vivo pre-clinical studies with CUE-101, which have been recently published in Clinical Cancer Research (Quayle et. al. CUE-101, a Novel HPV16 E7-pHLA-IL-2-Fc Fusion Protein, Enhances Tumor Antigen Specific T Cell Activation for the Treatment of HPV16-Driven Malignancies https://clincancerres.aacrjournals.org/content/early/2020/01/15/1078-0432.CCR-19-3354)

Some of the key highlights and findings are shown below.

In Vitro Activity with CUE-101

In preclinical studies, we have demonstrated selective targeting and engagement of specific T cells by Immuno-STATs generated within the CUE-100 series, including CUE-101.

CUE-101 Selectivity and Specificity

Activation of HPV-specific human CD8+ T cells (left-panel) or CMV-specific human CD8+ T cells (right panel) in response to CUE-101 or a CMV Immuno-STAT. CUE-101 harbors a peptide from HPV E7 protein while the CMV Immuno-STAT contains a peptide derived from cytomegalovirus (CMV); both molecules contain the same engineered IL-2 molecules as described earlier in the CUE-100 series. Activation of T cells was measured via production of interferon-g (IFN-g). As shown, CUE-101 selectively activates HPV-specific CD8+ T cells and not the CMV T cells, and vice versa, the CMV Immuno-STAT preferentially activates CMV T cells and not the HPV-specific T cells. The specificity and selectivity of the biological response is a direct reflection of the strength of rational protein engineering that underscores the CUE-100 framework.

Furthermore, in ex vivo assays with primary human peripheral blood mononuclear cells (“PBMCs”), CUE-101 demonstrated selective expansion of the anti-tumor CD8+ T cells over other immune cell types, as shown in the figure below.

CUE-101 Selective Expansion of HPV-Specific T Cells

CUE-101 specifically expands HPV-specific CD8+ T cells. PBMCs from a healthy individual were treated ex vivo with CUE-101 and the antigen-specific T cells were quantitated and analyzed post stimulation. Selective expansion of E7-specific T cells was noted with minimal perturbations of other T cell subsets.

CUE-101 Clinical Development Plan

In September 2019, we dosed the first patient in a Phase 1 clinical trial of CUE-101 for the treatment of HPV16-driven recurrent/metastatic head and neck squamous cell carcinoma (HNSCC). This program is representative of the CUE-100 series for which we have generated a robust preclinical data package, including activation of human HPV specific T cells from human blood, as noted above. Our initial CUE-101 Phase 1 trial focuses on recurrent/metastatic (“R/M”) HNSCC, where patients will likely have received several lines of systemic therapy including checkpoint inhibition.  In addition, in the second half of 2020, we plan to run a trial in combination with a checkpoint inhibition therapy for locally advanced HNSCC patients. This combination study will offer the opportunity to assess relevant biomarkers of CUE-101 activity in peripheral blood when administered as a front line therapy.

We view R/M HNSCC as an important first market opportunity for CUE-101 with the potential for accelerated approval. Head and neck cancer was the seventh most common cancer worldwide in 2018 (650,000 new cases and 330,000 deaths), accounting for 3% of all cancers (51,540 new cases) and just over 1.5% of all cancer deaths (10,030 deaths) in the United States alone. Cases of HPV-associated oropharyngeal cancer, induced primarily by HPV type 16, are increasing, in North America and western Europe.  The fraction of head and neck cancers diagnosed as HPV-positive oropharyngeal cancers in the United States rose from just 16% in the 1980s to more than 70% in the 2000s. In addition to HNSCC, we also intend to pursue expansion studies for cervical cancers which we view as an attractive opportunity with significant unmet need and potentially other HPV-driven cancers (e.g., anal, vulvar, etc.). Outside of the US and EU, we will work with our partner LG Chem to commercialize CUE-101 in Asia.

CUE-102

CUE-102 leverages the CUE-100 framework and a pMHC derived from the Wilms’ Tumor protein (WT1), an onco-fetal viral antigen known to be over-expressed in a number of cancers, including solid tumors and hematologic malignancies. This program is focused on generation of two distinct therapeutic molecules – one, deploys HLA-A02 (dominant in the US and western EU) and the other deploys HLA-A24 (dominant in the Asian patient populations). Developing CUE-102 with two different HLA alleles allows us to target a broader global patient population. Early data with ex vivo human T cell activation and expansion demonstrates the activity of WT1 Immuno-STATs, as noted below. In 2020, we plan to initiate Investigational New Drug (“IND”) enabling studies for this program in collaboration with our partner LG Chem Life Sciences.  Similar to CUE-101, CUE-102 is a fusion protein biologic designed to target and activate antigen-specific T cells to fight cancers overexpressing WT1.

WT1 is known to be expressed in more than 20 different cancers, including both solid tumors (i.e., Ovarian, pancreatic, lung) and hematologic malignancies (i.e., acute myeloid leukemia, multiple myeloma,, myelodysplastic syndromes).  Patients with WT1 associated cancers represent an important unmet clinical need and underscore the opportunity for promising new therapeutics.

CUE-103

CUE-103 will also leverage the CUE-100 framework and target an antigen to be selected in collaboration with LG Chem Life Sciences.  We are currently evaluating several attractive candidate tumor antigens for CUE-103.

CUE-200 Framework

The CUE-200 framework utilizes co-stimulatory cell surface receptors, including CD80 and/or 4-1BBL to reactivate exhausted T cells and is designed to promote enhanced antigen-specific T cell activation and function for the treatment of chronic infectious diseases.  Both CD80/CD28 and 4-1BBL/4-1BB pathways have been implicated in enhancing anti-tumor T cell responses, including re-invigorating exhausted T cells. We see this as a unique opportunity to potentially harness and deploy these co-stimulatory signaling molecules to selectively modulate anti-tumor T cells.  We continue to evaluate these mechanisms within the CUE-200 series via discovery-stage programs and generate datasets that further our understanding.

Autoimmune Disease

CUE-300 Framework

The CUE-300 framework has been focused on class II HLA alleles that are recognized by CD4+ T cells.  It has the potential to target a broad range of addressable autoimmune diseases by selectively modulating disease-associated CD4+ T cells so that healthy cells and tissue are protected from immune attack.

To inhibit autoimmune disease associated T cells, Immuno-STATs are engineered to work via two general strategies:

•	Inhibition (or selective ablation) of autoreactive T cells by selectively delivering inhibitory signals; or

•	Selective expansion of antigen specific regulatory T cells (“Tregs”) to control aberrant activation of autoreactive T cells

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

Pursuant to the Collaboration Agreement, in July 2018, we generated molecules that provided proof-of-concept and feasibility for this program.  During 2019, we will continue to generate data to support proof-of-mechanism and inform the path forward for this program.  An example of the activity of Immuno-STATs for modulation of CD4+ T cells is shown in the figure below. In this instance Immuno-STATs with the human class II MHC molecule, HLA-DR0401 (“DR4”), were generated along with an epitope from pro-insulin (a known autoantigen in type 1 diabetes) and PD-L1 molecule for selective down-modulation of CD4+ T cells reactive to the pro-insulin peptide. The Pro-Insulin-DR4-PD-L1 Immuno-STATs selectively inhibited the activation and expansion of specific T cells. In contrast, Immuno-STAT molecules harboring a peptide from glutamic acid decarboxylase (GAD, another autoantigen in type 1 diabetes) had no effect, hence demonstrating selectivity and specificity.

PBMCs from type 1 diabetes (T1D) donors were stimulated for 10 days with Proins78-90 K88S peptide and indicated Immuno-STATs in ImmunocultTM media. Cultures were replenished with fresh media and supplemented with recombinant human IL-2 on days 3, 5, 7 and 9. On day 10, expansion of Proins78-90 K88S-specific CD4+ T cells was assessed by staining with Proins78-90 K88S tetramer and flow cytometry analysis. Cells cultured with peptide in the presence of the Proins-DR4-PDL1 Immuno-STAT showed significant reduction in antigen-specific CD4+ T cell expansion compared to controls.

Evolution of the Neo-STAT platform

In addition to the Immuno-STATs described above that are engineered as fusion protein biologics, we are developing the next generation platform, termed Neo-STAT, that will significantly enhance our continued productivity. A key focus of the Neo-STAT platform is to generate a “peptide-less” or “empty” Immuno-STAT scaffold of the CUE-100 series. In parallel, we have identified peptide-conjugation chemistries that can be deployed to covalently attach peptides to the Neo-STAT scaffold. To that end, we will have the ability to generate therapeutic molecules targeting multiple tumor antigens; be able to target post-translationally modified antigens (e.g., targeting of phospho-peptides from tumor cells); and to develop future strategies to deploy the Neo-STAT platform for personalized tumor neo-antigens. Importantly, the Neo-STAT framework allows us to maximize our efficiencies – both from a cost- and timing-perspective.

Our License Agreement with Einstein

On January 14, 2015, we entered into a license agreement, as amended and restated on July 31, 2017 (the “Einstein License”), with Albert Einstein College of Medicine “Einstein” for certain patent rights (the “Patents”) relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. The Company holds an exclusive worldwide license, with the right to sublicense, import, make, have made, use, provide, offer to sell, and sell all products, processes and services that use the Patents, including certain technology received from Einstein related thereto (the “Licensed Products”).

The Einstein License is a royalty-bearing license obligating us to pay a percentage of proceeds received from sales of categories of Licensed Products at low single digit rates. We have also agreed to share a portion of our proceeds that we derive from other agreements, like sublicense agreements, relating to Licensed Products that we may enter into. The percentage of such proceeds that we are required to pay Einstein ranges from the low to high teens, depending on how far we have developed a Licensed Product before we enter into an agreement relating to the Licensed Product. These percentages are reduced for sales of Licensed Products in countries where a competing product exists and for products or services involving the use or incorporation of technology received from Einstein relating to synapse for targeted T cell activation molecules, receptor ligand identification or platforms for T cell monitoring. In addition to our obligation to pay royalties based upon a percentage of proceeds from sales of Licensed Products, we have also agreed to pay Einstein annual maintenance fees. The maintenance payments are creditable against any royalty payments we pay under the Einstein License. As of December 31, 2019, we had paid to Einstein an aggregate amount of $565,659 in license and license maintenance fees under the Einstein License.

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

In addition to our obligations to make the cash payments to Einstein described above, under the Einstein License we issued Einstein 671,572 shares of our Common Stock immediately prior to completion of the initial public offering of our common stock completed on December 27, 2017.

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

In exchange for the licenses and other rights granted to Merck under the Merck Agreement, we received a $2.5 million nonrefundable up-front payment and may be eligible to receive additional funding in developmental milestone payments, as well as tiered royalties if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the upfront payment described above, we are eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Merck Agreement requires us to use the first $2.7 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales. As of December 31, 2019, the Company recorded approximately $2 million in collaboration revenue related to this agreement.

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

Pursuant to the LG Chem Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide chemical manufacturing and controls (“CMC”) process development for selected Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products.  In return for performing CMC process development, LG Chem is eligible to receive low-single digit percentage royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. Furthermore, should the parties enter into a Global License and Collaboration Agreement for an Additional Immuno-STAT, LG Chem will pay us a one-time, non-refundable, non-creditable upfront payment and we will be eligible to receive up to approximately $470 to $675 million in fees and milestone payments as well as tiered royalty payments on future global sales that range from high-single digit to mid-double digit percentages in the United States and mid-single to low-double digit percentages outside of the United States.  The amount of fees and milestone payments, as well as whether we receive royalty payments, will depend on when LG Chem nominates the Additional Immuno-STAT, the number of alleles selected by LG Chem and whether we exercise our option to co-develop and co-commercialize the additional program worldwide, in which case we would share costs and profits instead of receiving royalties and post-option-exercise milestones. As of December 31, 2019, the Company recorded approximately $2.6 million in collaboration revenue related to this agreement.

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

As of December 31, 2019, we owned or had licensed seven patents, twenty-three pending patent applications in the United States (including twelve pending U.S. provisional patent applications), twelve pending international PCT applications and 125 pending foreign patent applications intended to protect the intellectual property underlying our technology. Our patent applications describe certain features of our technologies, including our Immuno-STAT platform, our Neo-STAT platform, CAR-T and ex-vivo applications of our Immuno-STAT platform, as well as specific biologic molecules, product candidates, and methods of treatment using our Immuno-STATs. We plan to spend considerable resources and focus in the future on obtaining U.S. and foreign patents. We have and will continue to actively protect our intellectual property. No assurances can be given that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. In addition, any issued patents may be contested, circumvented, found unenforceable or invalid, and we may not be able to successfully enforce our patent rights against third parties. No assurance can be given that others will not independently develop a similar or competing technology or design around any patents that may be issued to us. We intend to expand our international operations in the future and our patent portfolio, copyright, trademark and trade secret protections may not be available or may be limited in foreign countries.

Each of our patents, if and when granted, will generally have a term of 20 years from its respective U.S. non-provisional priority filing date, subject to available extensions. They are thus set to expire no earlier than dates ranging from 2033 to 2040, although there can be no assurance that any of the patent applications will be granted.

Competition

While we believe that our product candidates, technology, knowledge and experience provide us with competitive advantages, we face competition from established and emerging pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.

Furthermore, immunotherapy technologies are advancing at a rapid pace and we anticipate competing with companies developing bi-specific antibodies (e.g., Amgen, Inc., Hoffmann-La Roche and Sutro Biopharma), CAR-T therapies (e.g., Novartis A.G., Juno Therapeutics and Kite Pharma, Inc.), checkpoint inhibitors (e.g., Bristol-Myers Squibb, Merck & Co. and Pfizer, Inc.), antibody drug conjugates (e.g., Seattle Genetics, Inc., ImmunoGen, Inc. and Sorrento Therapeutics), and targeted cytokines (e.g., Nektar/Bristol Myers Squibb, Synthorax and Hoffmann-La Roche) many of which have significantly greater financial and other resources than we have.

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

•	submission to the FDA of an Investigational New Drug Application (an “IND”), which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, reviewing each clinical site before each clinical trial may be conducted;

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

Concurrently with clinical trials, companies usually complete additional studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the biologic product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

Under the Prescription Drug User Fee Act, as amended (the “PDUFA”), each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for each approved prescription biological product. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no application fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication, and such orphan products may also qualify for an exemption from the annual program fees if the FDA determines that the exemption is necessary to protect the public health and the applicant’s gross annual revenues are less than $50 million.

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

Expedited Development and Review Programs

The FDA has various programs, including Fast Track, Breakthrough Therapy Designation, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing products, and/or provide for approval on the basis of surrogate endpoints. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, products that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of products to treat serious diseases and fill an unmet medical need. A Fast Track designation provides access to more frequent meetings with the FDA, potential rolling review of the application, and eligibility for priority review.  The request may be made at the time of IND submission and generally no later than the pre-BLA meeting. The FDA will respond within 60 calendar days of receipt of the request. Breakthrough Therapy Designation is available for products that are intended to treat a serious condition where preliminary clinical evidence indicates that the product may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. The request may be made at the time of IND submission and generally no later than the end-of-Phase 2 meeting. The FDA will respond within 60 calendar days of receipt of the request. Breakthrough Therapy Designation conveys all of the Fast Track program features along with more intensive FDA guidance and organizational commitment. Priority review, which is requested at the time of BLA or NDA submission, is designed to give products that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months. Although Fast Track, Breakthrough Therapy Designation and priority review do not affect the standards for approval, the FDA will attempt to expedite review of the application. Accelerated approval provides an earlier approval of products to treat serious diseases, and that fill an unmet medical need based on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. Discussions with the FDA about the feasibility of an accelerated approval typically begin early in the development of the product in order to identify, among other things, an appropriate endpoint. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to seven years of orphan product exclusivity. During the seven-year exclusivity period, the FDA may not approve any other applications to market a product containing the same active moiety for the same disease, except in very limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product is clinically superior if it is safer, more effective or makes a major contribution to patient care. Thus, orphan drug exclusivity could block the approval of one of our potential products for seven years if a competitor obtains approval of the same product as defined by the FDA and we are not able to show the clinical superiority of our product candidate or if our product candidate’s indication is determined to be contained within the competitor’s product orphan indication.  In addition, if the FDA grants orphan drug designation, based on a plausible hypothesis that a proposed drug may be clinically superior to a previously approved same drug for the same use, after the drug receives marketing approval for the designated use, in order to receive orphan drug exclusive approval for such use, the sponsor must demonstrate that the drug is actually clinically superior to any previously approved same drug for the same use.  Any claims for clinical superiority could require a head-to-head clinical trial between such drugs.

U.S. FDA Post-Approval Requirements

Any potential biologic products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, cGMP regulations, including record-keeping and documentation requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe FDA approved products for off-label uses that, they deem to be appropriate in their professional medical judgment, it is FDA’s position that manufacturers may not market or promote products for such off-label uses.

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

Depending upon the timing, duration and specifics of the FDA approval of the use of our drug candidates, some of our U.S. patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one of our currently owned or licensed patent applications, if granted, to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.  Similar types of extensions for patent term lost during product development and the regulatory review process in foreign countries also may be available for foreign patents in our portfolio that cover marketed products in foreign countries.

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

Employees

As of December 31, 2019, we had 45 full-time employees and two part-time employees. Substantially all of our employees are in Cambridge, Massachusetts. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good. Additionally, we utilize independent contractors and other third parties to assist with various aspects of our drug and product development.

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

Item 1A. Risk Factors

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. This discussion highlights some of the risks that may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. We cannot be certain that we will successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer, and we may be unable to stay in business. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business, prospects, results of operations and financial condition. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Business

We are a clinical stage biopharmaceutical company, have no history of generating commercial revenue, have a history of operating losses, and we may never achieve or maintain profitability.

We are a clinical stage biopharmaceutical company. We have a limited operating history, have never generated revenue from product sales, and have a history of losses from operations. As of December 31, 2019, we had an accumulated deficit of approximately $108.5 million. Our ability to achieve commercial revenue-generating operations and, ultimately, achieve profitability will depend on whether we can obtain additional capital when we need it, complete the development of our technology, receive regulatory approval of our planned product candidates and find strategic collaborators that can incorporate our planned products candidates into new or existing drugs which can be successfully commercialized. There can be no assurance that we will ever generate commercial revenues or achieve profitability.

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

We are substantially dependent on the success of our product candidates, only one of which is currently being tested in a clinical trial, and significant additional research and development and clinical testing will be required before we can potentially seek regulatory approval for or commercialize any of our product candidates.

Our main focus and the investment of a significant portion of our efforts and financial resources has been in the development of our lead product candidate, CUE-101, for which we are currently actively conducting a Phase 1 clinical trial. Our other product candidates are all at a pre-clinical stage. We expect that additional trials of CUE-101 will be required in order to gain approval by the FDA. Therefore, significant additional research and development activity and clinical testing are required before we and our collaborators will have a chance to achieve a commercially viable product from such candidates. Our research and development efforts remain subject to all of the risks associated with the development of new biopharmaceutical products and treatments based on immune modulation. Development of the underlying technology may be affected by unanticipated technical or other problems, among other research and development issues, and the possible insufficiency of funds needed in order to complete development of these product candidates. Safety, regulatory and efficacy issues, clinical hurdles or other challenges may result in delays and cause us to incur additional expenses that would increase our losses. If we and our collaborators cannot complete, or if we experience significant delays in developing, our potential therapeutics or products for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail and investors may lose the entirety of their investment.

We have limited experience in conducting clinical trials and no history of commercializing biologic products, which may make it difficult to evaluate the prospects for our future viability.

Our operations to date have been limited to financing and staffing our company, conducting research and developing our core technologies, and identifying and optimizing our lead product clinical candidates. Additionally, we have conducted limited clinical testing of one of our product candidates. Although we have recruited a team that has experience with clinical trials in the United States, as a company, we have limited experience conducting clinical trials and have not had previous experience commercializing product candidates or submitting an IND or a BLA to the FDA or similar submissions to initiate clinical trials or obtain marketing authorization to foreign regulatory authorities. We cannot be certain that current clinical trials will begin or be completed on time, if at all, that our planned clinical trials will begin on time, if at all, or that our planned development programs would be acceptable to the FDA or other regulatory authorities, or that, if regulatory approval is obtained, our product candidates can be successfully commercialized. Clinical trials and commercializing our product candidates will require significant additional financial and management resources, and reliance on third-party clinical investigators, contract research organizations (“CROs”), consultants and collaborators. Relying on third-party clinical investigators, CROs or collaborators may result in delays that are outside of our control.

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

Business interruptions, including any interruptions resulting from COVID-19, could cause a disruption of our current or future clinical trials or development and commercialization of our product candidates, including CUE-101, and we may not carry adequate business interruption insurance to cover any such losses.

All of our employees are located in the U.S. Our headquarters is located in Cambridge, Massachusetts. In addition to our employees, we rely on third-party clinical investigators, CROs, consultants and collaborators insider and outside of the U.S., including LG Chem, which is located in Korea. If we, or any of these third-party partners encounter any disruptions to our or their respective operations or facilities, or if we or any of these third-party partners were to shut down for any reason, including by fire, natural disaster, such as a hurricane, tornado or severe storm, power outage, systems failure, labor dispute, pandemic, health emergencies, outbreaks of disease or other unforeseen disruption, then we or they may be prevented or delayed from effectively operating our or their business, respectively.

The coronavirus (COVID-19) that was reported to have surfaced in Wuhan, China in December 2019 and that has now spread to countries all over the world could adversely impact our operations or those of our third-party partners. Additionally, the continued spread of the virus could negatively impact the development of our product candidates, our clinical trial timelines and our financial results. The extent to which the coronavirus impacts our operations or those of our third-party partners, including LG Chem in Korea, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. While we carry insurance for certain business interruption events, we do not carry sufficient business interruption insurance to compensate us for all losses that may occur during significant business interruptions. Any losses or damages we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

Our current or planned clinical trials or those of our collaborators may reveal significant adverse events, toxicities or other side effects not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

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

We have initiated a Phase 1 clinical trial for our lead product candidate, CUE-101, but otherwise we have not conducted any clinical trials. We have conducted various preclinical studies of our product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, and many product candidates fail in clinical trials despite promising preclinical results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. Human patients in clinical trials may suffer significant adverse events or other side effects not observed in our preclinical studies, including, but not limited to, immunogenic responses, organ toxicities such as liver, heart or kidney or other tolerability issues or possibly even death. The observed potency and kinetics of our planned product candidates in preclinical studies may not be observed in human clinical trials. If clinical trials of our planned product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our planned product candidates.

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

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in preclinical studies or having successfully advanced through initial clinical trials or preliminary stages of clinical trials. There can be no assurance that the results seen in preclinical studies for any of our product candidates ultimately will result in success in clinical trials or that results seen in Phase 1 or 2 trials will be replicated in Phase 3 trials.

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

On November 14, 2017, we entered into the Merck Agreement under which Merck will partner with us in the development of our Immuno-STATs targeting certain autoimmune diseases. Pursuant to the Merck Agreement, Merck will acquire rights to develop, commercialize and sell Immuno-STATs relating to autoimmune disease and, in exchange for such rights, has agreed to make payments to us that include a licensing fee, milestone payments and sales royalties.

Effective November 6, 2018, we entered into the LG Chem Agreement, for the development of the Company’s Immuno-STATs focused in the field of oncology. Pursuant to the LG Chem Agreement, we have granted certain exclusive license rights to LG Chem in Australia and in certain countries in Asia and LG Chem has agreed to provide certain services to us and to make payments to us that include a licensing fees, milestone payments and sales royalties.  These agreements do not commit Merck or LG Chem to a long-term relationship, and they may disengage with us at any time.

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

Our collaboration agreements with Merck and LG Chem contain exclusivity provisions that restrict our research and development activities.

We have granted to Merck under the Merck Agreement an exclusive license under certain of our patent rights, including a sublicense of patent rights licensed from Einstein, to the extent applicable to the specific Immuno-STAT™ that are elected to be developed by Merck. So long as Merck continues product development on a CUE product candidate that has demonstrated certain biologically relevant effects (a “Proposed Product Candidate”), we are restricted from conducting any development activities within the initial indication covered by such Proposed Product Candidate other than pursuant to the Merck Agreement.

Additionally, we have granted to LG Chem under the LG Chem Agreement an exclusive license to develop, manufacture and commercialize CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens (“LG Chem Product Candidates”), in Australia and certain Asian countries (the “LG Chem Territory”). Under the LG Chem Agreement, the Company will engineer the selected Immuno-STAT for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, while LG Chem will establish a CMC process for the development and commercialization of LG Chem Product Candidates. In addition, LG Chem has the option to select one additional Immuno-STAT for an oncology target within two years of the effective date of the Agreement for an exclusive worldwide development and commercialization license.

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

Research programs to pursue the development of our planned product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying potential indications and/or product candidates;
•	our key platform technology, Immuno-STAT Biologics™, may not adequately enable us to design, discover and validate product candidates;

•	potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective drugs; or
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

Immunotherapy technologies are advancing at a rapid pace and we anticipate competing with companies developing bi-specific antibodies (e.g., Amgen, Inc., Hoffmann-La Roche and Sutro Biopharma), CAR-T therapies (e.g., Novartis A.G., Juno Therapeutics and Kite Pharma, Inc.), checkpoint inhibitors (e.g., Bristol-Myers Squibb, Merck & Co. and Pfizer, Inc.), antibody drug conjugates (e.g., Seattle Genetics, Inc., ImmunoGen, Inc. and Sorrento Therapeutics), and targeted cytokines (e.g., Nektar/Bristol Myers Squibb, Sythorax and Hoffmann-La Roche) many of which have significantly greater financial and other resources than we currently have.

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

We are highly dependent upon the principal members of our management team, including Daniel Passeri, M.Sc., our Chief Executive Officer, Anish Suri, our President and Chief Scientific Officer, Kenneth Pienta, our Acting Chief Medical Officer, and other members of our scientific and clinical advisory team, including Steven Almo, Ph.D., the Chairman of our Scientific and Clinical Advisory Board. Our team has significant experience and knowledge of oncology drug discovery and development, T cell modulation, protein biochemistry and immunological assays, and the loss of any current or future team member could impair our ability to design, identify, and develop new intellectual property and product candidates and new scientific or product ideas. Additionally, if we lose the services of any of these persons, we would likely be forced to expend significant time and money in the pursuit of replacements, which may result in a delay in the development of our product candidates and the implementation of our business plan and plan of operations and diversion of our management’s attention. We can give no assurance that we could find satisfactory replacements for our current and future key scientific and management employees on terms that would not be unduly expensive or burdensome to us.

To induce valuable personnel to remain at our Company, in addition to salary and cash incentives, we have granted stock options and restricted stock units that vest over time. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that these employees could leave our employment at any time, for or without cause. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical and scientific personnel.

Our internal computer systems, or those used by third-party CROs, manufacturers or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our future CROs, manufacturers and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, cyberattacks or cyber-intrusions, loss of funds or information from phishing or other fraudulent schemes, attachments to emails, persons inside our organization, or persons with access to systems inside our organization or those with whom we do business. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Increased security threats and more sophisticated cybercrimes and cyberattacks pose a potential risk to the security and availability of our internal computer systems, networks and services, including those used by third-party CROs, manufacturers or other contractors or consultants, as well as the confidentiality, availability and integrity of our data and the data of potential trial participants or patients, employees and others. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information (such as individually identifiable health information), we could incur significant liabilities and the further development and commercialization of our product candidates could be delayed. In addition, the foreign, federal and state regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We rely upon and plan to continue to rely upon third-party CROs for execution of our clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs, including Catalent, are required to comply with FDA laws and regulations regarding current good clinical practice, or GCP, for all of our products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. While we work closely with our CROs on the manufacturing process for our product candidates, including quality audits, we generally do not control the implementation of the manufacturing process of, and are completely dependent on, our CROs for compliance with GMP regulatory requirements and for manufacture of both active drug substances and finished drug products. In addition, portions of the clinical trials for our product candidates may be conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCP. Failure to comply with applicable regulations in the conduct of the clinical trials for our product candidates may require us to repeat clinical trials, which would delay the regulatory approval process.

Some of our CROs have an ability to terminate their respective agreements with us if, among other reasons, it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated. If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our preclinical and clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Consequently, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed significantly.

Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We rely completely on third parties to manufacture our preclinical and clinical drug supplies for our product candidates.

We rely completely on third parties to manufacture clinical drug supplies for our product candidates. If we were to experience an unexpected loss of supply of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience disruptions in supply or delays, suspensions or terminations of clinical trials or regulatory submissions. We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers or other third-party manufacturers to manufacture our product candidates, including Catalent, must obtain and maintain approval by the FDA. While we work closely with our third-party manufacturers on the manufacturing process for our product candidates, including quality audits, we generally do not control the implementation of the manufacturing process of, and are completely dependent on, our contract manufacturers or other third-party manufacturers for compliance with cGMP regulatory requirements and for manufacture of both active drug substances and finished drug products. If our contract manufacturers or other third-party manufacturers cannot successfully manufacture material that conforms to applicable specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities and we may not have sufficient access to supplies, which could significantly and adversely affect our operations.

In addition, we have no control over the ability of our contract manufacturers or other third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve, or withdraws approval for, these facilities for the manufacture of our products and product candidates, we may need to find alternative manufacturing facilities, which would significantly impact our ability to commercialize, develop, or obtain or maintain regulatory approval for our products and product candidates.

We also rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical trials. There are a limited number of suppliers for raw materials that we use to manufacture our products and product candidates and we may need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a contract manufacturer or other third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

Reliance on third-party manufacturers entails additional risks, including the possible breach of manufacturing agreements by the third party, the possible misappropriation of our proprietary information -- further discussed below under “Risks Related to Intellectual Property and Other Legal Matters” -- and the possible termination or non-renewal of an agreement by a third party at a time that is costly or inconvenient for us.

We expect to continue to depend on contract manufacturers or other third-party manufacturers for the foreseeable future. We may, however, be unable to enter into agreements or do so on commercially reasonable terms for potential future product candidates, which could have a material adverse impact upon our business.

We rely on certain sole sources of supply for our product candidates and any disruption in the chain of supply may cause delays in developing, obtaining approval for, and commercializing our product candidates.

Currently, we use Catalent Pharma Solutions, LLC as a sole source of supply for manufacturing clinical supply of our lead product candidate, CUE-101.  If we experience multiple successive batch failures, or if supply from Catalent is otherwise interrupted, there could be a significant disruption in our product candidate supply. Any alternative vendor would need to be qualified through an IND supplement, which could result in delay of our clinical trials of CUE-101. rely on sole sources of supply for the preclinical and clinical supply of materials.

The manufacturing processes for CUE-101 and our other product candidates are complex, and it may difficult or impossible to finalize appropriate processes for the scaled manufacture of the product candidates.  These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of any of our product candidates; cause us to incur higher costs; or prevent us from commercializing them successfully. Furthermore, if our suppliers fail to deliver the required clinical or commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed.

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

The strength of our anticipated patents will involve complex legal and scientific matters and can be uncertain. As described above under “Business - Our Intellectual Property” we own or license a number of pending patent applications. Our anticipated patents may be challenged or fail to result in issued patents and anticipated patents may be too specific and narrowly construed to prevent third parties from developing or designing around the protections provided by our intellectual property and in that event we may lose competitive advantage and our business may suffer. Further, the patent and patent applications that we license or have filed may fail to result in issued patents or the claims may need to be amended. Even after amendment, a patent may not issue. In that event, we may not obtain the exclusive use of the intellectual property that we seek, and we may lose competitive advantage, which could result in harm to our business.

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

Furthermore, such proceedings could put our patents at risk of being invalidated, held unenforceable or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims of infringement or misappropriation against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop.

Litigation or third-party claims of intellectual property infringement or challenges to the validity of our anticipated patents would require us to use resources to protect our technology and may prevent or delay our development, regulatory approval or commercialization of our product candidates.

If we are the target of claims by third parties asserting that our potential products or intellectual property infringe upon the rights of others, we may be forced to incur substantial expenses or divert substantial employee resources from our business.

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

Compliance with the HIPAA security, privacy and breach notification regulations may increase our costs.

The HIPAA privacy, security and breach notification regulations, including the expanded requirements under HITECH, establish comprehensive federal standards with respect to the uses and disclosures of protected health information (“PHI”) by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and security of PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:

•

the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for our services, and our healthcare operations activities;

•	a patient’s rights to access, amend and receive an accounting of certain disclosures of PHI;
•	requirements to notify individuals if there is a breach of their PHI;
•	the contents of notices of privacy practices for PHI;

•	administrative, technical and physical safeguards required of entities that use or receive PHI; and
•	the protection of computing systems maintaining electronic PHI.

We have implemented practices intended to meet the requirements of the HIPAA privacy, security and breach notification regulations, as required by law. We are required to comply with federal privacy, security and breach notification regulations as well as varying state privacy, security and breach notification laws and regulations, which may be more stringent than federal HIPAA requirements. In addition, for healthcare data transfers from other countries relating to citizens of those countries, we must comply with the laws of those countries. The federal privacy regulations restrict our ability to use or disclose patient identifiable data, without patient authorization, for purposes other than payment, treatment, healthcare operations and certain other specified disclosures such as public health and governmental oversight of the healthcare industry.

HIPAA provides for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Computer networks are always vulnerable to breach and unauthorized persons may in the future be able to exploit weaknesses in the security systems of our computer networks and gain access to PHI. Additionally, we share PHI with third-parties who are legally obligated to safeguard and maintain the confidentiality of PHI. Unauthorized persons may be able to gain access to PHI stored in such third-parties computer networks. Any wrongful use or disclosure of PHI by us or such third-parties, including disclosure due to data theft or unauthorized access to our or our third-parties computer networks, could subject us to fines or penalties that could adversely affect our business and results of operations. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we could also incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

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

We incur significant costs as a result of being a public company that reports to the Securities and Exchange Commission and our management will be required to devote substantial time to meet compliance obligations.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. Until such time as we are no longer an “emerging growth company”, our auditors will not be required to attest as to our internal control over financial reporting.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal office is located in Cambridge, Massachusetts. We currently lease approximately 19,800 square feet of office and laboratory space.  We expect to use this space as our new principal executive offices and for general office, research and development, and laboratory uses. The monthly rent payments due under this lease agreement will be approximately $297,500 for the first 18 months of the term and increase to approximately $330,500 for the remaining 18 months of the term.  We also lease additional laboratory space consisting of three procedure and holding rooms. The monthly payments due under this lease agreement will be approximately $72,600 for the first 12 months of the term and decrease to approximately $59,000 for the remainder of the lease term which expires on April 30, 2021.

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

As of March 6, 2020, there were approximately 42 holders of our common stock.

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

Consolidated Statement of Operations and Comprehensive Loss Data:

	Year Ended
	December 31,
	2019	2018
Collaboration revenue	$3,458,331	$1,142,604
Operating expenses:
General and administrative	12,740,093	11,295,211
Research and development	27,487,485	28,544,051
Total operating expenses	40,227,578	39,839,262
Loss from operations	(36,769,247)	(38,696,658)
Other income:
Interest income	418,712	376,008
Other income, net	64,078	165,337
Total other income	482,790	541,345
Loss before provision for income taxes	(36,286,457)	(38,155,313)
Provision for income taxes	(412,500)	(825,000)
Net loss	(36,698,957)	(38,980,313)
Unrealized gain (losses) from available-for-sale securities, net of tax of $0	637	(10,958)
Comprehensive loss	$(36,698,320)	$(38,991,271)
Net loss per common share – basic and diluted	$(1.66)	$(1.94)
Weighted average common shares outstanding – basic and diluted	22,041,792	20,134,065

Balance Sheet Data:

	2019	2018
Cash	$44,290,030	$20,800,284
Marketable securities	15,119,925	18,412,500
Restricted cash, short term	—	50,068
Working capital	49,369,712	34,393,261
Total assets	71,605,009	45,363,100
Total stockholders’ equity	54,583,896	33,971,469

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

The Company’s product candidates are currently in various stages of clinical and preclinical development, and the Company’s activities are subject to significant risks and uncertainties. The Company has not yet commenced any commercial revenue-generating operations, has minimal cash flows from operations, and will need to raise additional capital to its growth and ongoing business operations.

Plan of Operation

Our technology is in the development phase. The Company believes that its licensed platforms have the potential for creating a robust pipeline of product candidates addressing multiple medical indications. The Company intends to maximize the value and probability of commercialization of its Immuno-STAT™ product candidates by focusing on research, testing, optimizing, conducting pilot studies, performing early stage clinical development and partnering for more extensive, later stages of clinical development, as well as seeking extensive patent protection and intellectual property development.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which The Company has prepared in accordance with generally accepted accounting principles in the United States, or U.S.GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported revenue and expenses during the reported periods. Management evaluate these estimates and judgments, including those described below, on an ongoing basis. Management bases their estimates on historical experience, known trends and events, contractual milestones and various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While the Company’s significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Form 10-K, management believes that the estimates and assumptions involved in the following accounting policies may have the greatest potential impact on the financial statements and, therefore, consider these to be critical for fully understanding and evaluating our financial condition and results of operations. There were no material changes to the Company’s critical accounting policies and estimates as of December 31, 2019.

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

Stock-based payments to officers, directors and employees, including grants of employee stock options and restricted stock units, are recognized in the financial statements based on their grant date fair values. Stock option grants and restricted stock units, which are generally time-vested, are measured at the grant date fair value and charged to operations on a straight-line basis over the vesting period.

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

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

Significant Contracts and Agreements Related to Research and Development Activities

Einstein License Agreement

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

Collaboration Agreement with Merck

On November 14, 2017, the Company entered into an Exclusive Patent License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck for a partnership to research and develop certain of the Company’s proprietary biologics that target certain autoimmune disease indications (the “Initial Indications”). The Company views this Collaboration Agreement as a component of our development strategy since it will allow us to advance our autoimmune programs in partnership with a world class pharmaceutical company, while also continuing our focus on our more advanced cancer programs. The research program outlined in the Collaboration Agreement entails (1) our research, discovery and development of certain Immuno-STAT™ drug candidates up to the point of  demonstration of certain biologically relevant effects (“Proof of Mechanism”) and (2) the further development by Merck of the Immuno-STAT™ drug candidates that have demonstrated Proof of Mechanism (the “Proposed Product Candidates”) up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates’ profiles as described in the Collaboration Agreement.

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

In exchange for the licenses and other rights granted to Merck under the Collaboration Agreement, Merck paid to the Company a $2.5 million nonrefundable up-front payment. Additionally, the Company may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, the Company is eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Collaboration Agreement requires the Company to use the first $2.5 million of milestone payments the Company receives under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales.  The Company recorded approximately $874,000 in revenue for the year ended December 31, 2019 related to this collaboration agreement, compared to $1,142,605 for the year ended December 31, 2018.

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

Collaboration Agreement with LG Chem

Effective November 6, 2018, the Company entered into the LG Chem Agreement with LG Chem, related to the development of Immuno-STATs focused in the field of oncology.

Pursuant to the LG Chem Agreement, the Company granted LG Chem an exclusive license to develop, manufacture and commercialize our lead product, CUE-101, as well as Immuno-STATs that target T-cells against two additional Product Candidates, in the LG Chem Territory. On December 20, 2018, the Company reported the selection of Wilms Tumor 1 (“WT1”) as the first target antigen for a Product Candidate under the LG Chem Agreement.  The Company retains rights to develop and commercialize all assets included in the LG Chem Agreement in the United States and in global markets outside of the LG Chem Territory. Under the LG Chem Agreement, the Company will engineer the selected Immuno-STATs for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, thereby enhancing Cue’s market reach by providing for greater patient coverage of populations in global markets, while LG Chem will establish a CMC process for the development and commercialization of selected Product Candidates. In addition, LG Chem has the option to select one additional Immuno-STAT for an oncology target (an “Additional Immuno-STAT”) within two years of the effective date of the LG Chem Agreement for an exclusive worldwide development and commercialization license. If LG Chem exercises this option, then the parties will execute a license and collaboration agreement (“Global License and Collaboration Agreement”) setting forth the terms and conditions relating to such arrangement. The Company will retain an option to co-develop and co-commercialize the additional program worldwide.

Under the terms of the LG Chem Agreement, LG Chem paid us a $5.0 million non-refundable, non-creditable upfront payment and purchased approximately $5.0 million of shares of our common stock at a price per share equal to a twenty percent (20%) premium to the volume weighted-average closing price per share over the thirty (30) trading day period immediately prior to the effective date of the LG Chem Agreement. The Company is also eligible to receive additional aggregate payments of approximately $400 million if certain research, development, regulatory and commercial milestones are successfully achieved. On May 16, 2019, the Company earned a $2.5 million milestone payment for the FDA acceptance of the IND for the Company’s lead drug candidate, CUE-101, pursuant to the LG Chem Agreement. In addition, the LG Chem Agreement also provides that LG Chem will pay us tiered single-digit royalties on net sales of commercialized Product Candidates (“Collaboration Products”)  in the LG Chem Territory on a product-by-product and country-by-country basis, until the later of expiration of patent rights in a country, the expiration of regulatory exclusivity in such country, or ten years after the first commercial sale of a Collaboration Product in such country, subject to certain royalty step-down provisions set forth in the LG Chem Agreement.

Pursuant to the LG Chem Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products.  In return for performing CMC process development, LG Chem is eligible to receive low-single digit royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. Furthermore, should the parties enter into a Global License and Collaboration Agreement for an Additional Immuno-STAT, LG Chem will pay us a one-time, non-refundable, non-creditable upfront payment and will be eligible to receive up to approximately $470 to $675 million in fees and milestone payments as well as tiered royalty payments on future global sales that range from high-single digits to mid-double digit teens in the United

States and mid-single to low-double digits outside of the United States.  The amount of fees and milestone payments, as well as whether the Company receives royalty payments, will depend on when LG Chem nominates the Additional Immuno-STAT Biologic, the number of alleles selected by LG Chem and whether the Company exercises our option to co-develop and co-commercialize the additional program worldwide, in which case the Company would share costs and profits instead of receiving royalties and post-option-exercise milestones. For the years ended December 31, 2019 and 2018, the Company recognized approximately $2,584,000 and $0, respectively, in collaboration revenue related to this agreement.

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

Operating Expenses

The Company generally recognizes operating expenses as they are incurred in two general categories, general and administrative expenses and research and development expenses. The Company’s operating expenses also include non-cash components related to depreciation and amortization of property and equipment, trademark, and stock-based compensation, which are allocated, as appropriate, to general and administrative expenses and research and development expenses.

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

Years Ended December 31, 2019 and 2018

The Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2019 and 2018, as discussed herein are presented below.

	Years Ended December 31,
	2019	2018
Collaboration revenue	$3,458,331	$1,142,604
Operating expenses:
General and administrative	12,740,093	11,295,211
Research and development	27,487,485	28,544,051
Total operating expenses	40,227,578	39,839,262
Loss from operations	(36,769,247)	(38,696,658)
Other income:
Interest income	418,712	376,008
Other income	64,078	165,337
Total other income	482,790	541,345
Loss before provision for income taxes	(36,286,457)	(38,155,313)
Provision for income taxes	(412,500)	(825,000)
Net loss	(36,698,957)	(38,980,313)
Unrealized gains (losses) from available-for-sale securities, net of tax of $0	637	(10,958)
Comprehensive loss	(36,698,320)	(38,991,271)

Collaboration Revenue

Collaboration revenue totaled $3,458,331 and $1,142,605 for the years ended December 31, 2019 and 2018, respectively. This increase was due primarily to the revenue earned from the LG Chem Agreement during the year ended December 31, 2019.

General and Administrative

General and administrative expenses totaled approximately $12,740,000 and $11,295,000 for the years ended December 31, 2019 and 2018, respectively. This increase of approximately $1,445,000 was due primarily to the growth of the Company which required increased headcount and infrastructure to properly support expanded operations. We expect our general and administrative expenses to continue to increase as we further expand our operations. General and administrative expenses for the year ended December 31, 2019 included expenses related to employee and board compensation of $3,547,000, professional and consulting fees of $4,663,000, rent of $965,000, insurance of $448,000, stock-based compensation of $2,109,000, investor relations of $200,000, travel of $179,000, depreciation and amortization of  $115,000, and other expenses of $514,000. General and administrative expenses for the year ended December 31, 2018 consisted of expenses related to employee and board compensation of $2,504,000, professional and consulting fees of $3,232,000, rent of $538,000, insurance of $555,000, stock-based compensation of $3,222,000, investor relations of $202,000, travel of $311,000, and other expenses of $731,000.

Research and Development

Research and development expenses totaled approximately $27,487,000 and $28,544,000 for the years ended December 31, 2019 and 2018, respectively. This decrease of approximately $1,057,000 was due primarily to a reduction in headcount, as well as, a reduction in laboratory and drug substance manufacturing costs. We expect our research and development expenses to increase as we expand our clinical development activities. Research and development expenses for the year ended December 31, 2019 included expenses related to employee and Scientific and Clinical Advisory Board compensation of $6,997,000, depreciation and amortization of $885,000, stock-based compensation of $4,412,000, research and laboratory expenses of $6,500,000, rent of $3,509,000, licensing fees of $658,000, other professional fees of $1,271,000, clinical expenses of $2,053,000, travel of $128,000, insurance expense of $234,000, and other expenses of $840,000. Research and development expenses for the year ended December 31, 2018 included expenses related to employee and Scientific and Clinical Advisory Board compensation of $5,443,000, depreciation and amortization of $725,000, stock-based compensation of $3,952,000, research and laboratory expenses of $14,061,000, rent of $2,846,000, licensing fees of $117,000, other professional fees of $834,000, and other expenses of $566,000.

Interest Income

Interest income was $418,712 for the year ended December 31, 2019, as compared to $376,008 for the year ended December 31, 2018.  The increase in interest income was due to the investment of a portion of the Company’s cash in cash equivalents and marketable securities during 2018 versus a full year of investment income activity during 2019.

Other Income and Expense

Other income and expense for the year ended December 31, 2019, was comprised of $64,078 of other income during the year, compared to $165,337 of other income for the year ended December 31, 2018.

Foreign Withholding Taxes

Provision for income tax for the year ended December 31, 2019, was comprised of $412,500 in foreign income tax expense on the LG Chem upfront payment, compared to the year ended December 31, 2018 comprised of $825,000.

Net Loss

As a result of the foregoing, the Company’s net loss was $36,698,957 for the year ended December 31, 2019, as compared to $38,980,313 for the year ended December 31, 2018.

Liquidity and Capital Resources—December 31, 2019 and December 31, 2018

The Company has financed its working capital requirements primarily through private and public offerings of equity securities, cash received in December 2017 from Merck in connection with the Merck Agreement and cash received from LG Chem in connection with the LG Chem Agreement. At December 31, 2019 and December 31, 2018, the Company had unrestricted cash, cash equivalents and marketable securities totaling $59,409,955 and $39,212,784, respectively, available to fund the Company’s ongoing business activities. Additional information concerning the Company’s financial condition and results of operations is provided in the financial statements included in this report.

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

In June 2019, the Company entered into an at-the-market equity offering sales agreement with Stifel Nicolaus & Company, Inc. (“Stifel”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $30 million, from time to time, through an “at-the-market” equity offering program under which Stifel acted as sales agent.   For the year ended December 31, 2019, the Company sold 3,584,945 common shares under the sales agreement for proceeds of approximately $29.4 million, net of commissions paid, but excluding transaction expenses and terminated this equity offering upon completion.

In November 2019, the Company entered into a second at-the-market equity offering sales agreement with Stifel to sell shares of the Company’s common stock for aggregate gross proceeds of up to $20 million, from time to time, through an “at-the-market” equity offering program under which Stifel acted as sales agent.   For the quarter and year ended December 31, 2019, the Company sold 1,729,110 common shares under the sales agreement for proceeds of approximately $19.6 million, net of commissions paid, but excluding transaction expenses and terminated this equity offering upon completion.

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

Operating Activities

During the year ended December 31, 2019, the Company used cash of approximately $30,797,000 in operating activities, as compared to $26,411,000 in operating activities during the year ended December 31, 2018. This increase of approximately $4,386,000 consisted primarily of our net loss of approximately $36,699,000, and increases of approximately $755,000 in accounts receivable, $929,000 in research and development contract liabilities and other current assets, offset by decreases of approximately $4,278,000 in operating lease liability, $1,153,000 in accounts payable, $439,000 in accrued expenses, and $487,000 in prepaid expenses, as well as non-cash charges in operating lease right of use amortization of approximately $4,355,000, depreciation of $811,000, and stock based compensation of $6,521,000. Use of cash during the year ended December 31, 2018, of approximately $26,411,000 consisted primarily of depreciation and amortization of approximately $760,000, stock-based compensation of approximately $7,174,000, and changes in operating assets and liabilities, including an increase in contract liabilities related to the recording of the upfront nonrefundable payment pursuant to the LG Chem Agreement.

Investing Activities

During the year ended December 31, 2019, the Company generated cash of approximately $3,447,000 from investing activities, compared to approximately $20,354,000 used in investing activities during the year ended December 31, 2018. The change of approximately $23,801,000 consisted primarily of approximately $18,500,000 for the redemption of short-term investments, and $127,500 cash received for the sale of lab equipment, offset by the purchase of property and equipment of approximately $46,000 and the purchase of short-term investments of $15,134,000. Compared to the use of cash during the year ended December 31, 2018, of approximately $20,354,000 which consisted primarily of approximately $1,854,000 for the purchase of office and laboratory equipment and $18,500,000, net, for the purchase and redemption of short term investments in 2018.

Financing Activities

During the year ended December 31, 2019, the Company generated cash from financing activities of approximately $50,790,000, compared to approximately $4,182,000 generated in financing activities during the year ended December 31, 2018. The increase of approximately $46,608,000 consisted primarily of cash proceeds from the common stock sold through our at-the-market sales agreements with Stifel of approximately $48,999,000, net of underwriting commissions and fees, and the exercise of common stock options of approximately $1,882,000, and restricted stock awards net of taxes withheld of $91,000. Compared to cash generated during the year ended December 31, 2018, of approximately $4,182,000, consisted of $4,169,000 in net proceeds from the November 2018 common stock private placement with LG Chem and $12,500 from the exercise of stock options in 2018.

Principal Commitments

Leased Facilities

On January 19, 2018, the Company entered into an operating lease agreement for its corporate headquarters in Cambridge, Massachusetts, with a termination date of April 2021. This lease was amended on June 18, 2019 to provide the Company with a reduction in rental fees in exchange for prepayment of a portion of the fees. The lease contains escalating payments during the lease period. The Company records monthly rent expense on a straight-line basis, equal to the total of the lease payments over the lease term divided by the number of months of the lease term.

On September 20, 2018, the Company entered into an operating lease for additional laboratory space in Cambridge, Massachusetts for the period from October 15, 2018 through April 14, 2021. The lease contains escalating payments during the lease period. The monthly rental rate under the lease agreement is $72,600 for the first 12 months and $78,600 for the remainder of the term. Upon execution of this lease agreement the Company prepaid twelve months rent pursuant to the lease agreement.

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

Einstein License Agreement

The Company’s commitments with respect to the Einstein License are summarized above at “Significant Contracts and Agreements Related to Research and Development Activities”.

Contractual Commitments and Other Commitments

The following table sets forth certain information concerning the Company’s estimated fixed obligations and commitments to make future payments under existing contracts at December 31, 2019. This table excludes potential milestone and royalty payments due under our Einstein License agreements.

		Payments Due by Period
		Less Than			More Than
Description	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	6,037,948	4,674,540	1,363,408	—	—
Total	$6,037,948	$4,674,540	$1,363,408	$—	$—

Off-Balance Sheet Transactions

At December 31, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission in Internal Control- Integrated Framework (2013 Framework).  Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm due to the transition period established by the JOBS Act for emerging growth companies.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cue Biopharma, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cue Biopharma, Inc. and Subsidiary (the Company) as of December 31, 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2019 and 2018

	Common Stock		Common Stock to be Issued		Additional	Accumulated Other		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2017	19,459,194	19,460	671,572	671	94,407,895	—	(32,820,848)	61,607,178
Common stock issued'	1,235,759	1,235	(671,572)	(671)	4,168,785	—	—	4,169,349
Stock-based compensation	—	—	—	—	7,173,713	—	—	7,173,713
Exercise of stock options	2,500	2	—	—	12,498	—	—	12,500
Other comprehensive income (loss)	—	—	—	—	—	(10,958)	—	(10,958)
Net loss	—	—	—	—	—	—	(38,980,313)	(38,980,313)
Balance, December 31, 2018	20,697,453	20,697	—	—	105,762,891	(10,958)	(71,801,161)	33,971,469
Issuance of common stock from public offerings, net of underwriter commissions and fees	5,314,055	5,314	—	—	48,993,593	—	—	48,998,907
Stock-based compensation	—	—	—	—	6,520,982	—	—	6,520,982
Exercise of stock options	485,105	485	—	—	1,881,388	—	—	1,881,873
Issuance of common stock upon cashless exercise of warrants, net of shares withheld	44,319	45	—	—	(45)	—	—	—
Restricted stock awards	33,333	33	—	—	(21)	—	—	12
Repurchase of restricted stock awards	(12,087)	(12)	—	—	(91,015)	—	—	(91,027)
Other comprehensive income (loss)	—	—	—	—	—	637	—	637
Net loss	—	—	—	—	—	—	(36,698,957)	(36,698,957)
Balance, December 31, 2019	26,562,178	$26,562	—	$—	$163,067,773	$(10,321)	$(108,500,118)	$54,583,896

See accompanying notes to consolidated financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(36,698,957)	$(38,980,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	810,782	760,011
Deferred rent	—	345,101
Stock-based compensation	6,520,982	7,173,713
Operating lease right of use amortization	4,354,810	—
Loss on disposal of fixed asset	54,274	3,315
Non-cash investment income	(72,464)	76,544
Changes in operating assets and liabilities:
Account receivable	(754,898)	—
Prepaid expenses and other current assets	487,182	(701,939)
Other assets	123,437	—
Operating lease liability	(4,277,544)	—
Deposits	(1,559,704)	(787,272)
Accounts payable	(1,152,688)	376,147
Accrued expenses	439,290	636,975
Research and development contract liability	928,588	4,686,750
Net cash used in operating activities	(30,796,910)	(26,410,968)
Cash flows from investing activities:
Purchases of property and equipment	(46,353)	(1,854,246)
Redemption of short term investments	18,500,000	21,000,000
Purchase of short term investments	(15,134,324)	(39,500,000)
Cash received from sale of fixed asset	127,500	—
Net cash provided by/(used in) investing activities	3,446,823	(20,354,246)
Cash flows from financing activities:
Proceeds from private placements of common stock	48,998,907	4,169,349
Issuance of restricted stock awards	12	—
Restricted stock repurchase at vesting to cover taxes	(91,027)
Proceeds from the exercise of stock options	1,881,873	12,500
Net cash provided by financing activities	50,789,765	4,181,849
Net increase/(decrease) in cash, cash equivalents, and restricted cash	23,439,678	(42,583,365)
Cash, cash equivalents, and restricted cash at beginning of period	21,000,352	63,583,717
Cash, cash equivalents, and restricted cash at end of period	$44,440,030	$21,000,352
Supplemental disclosures of cash flow information:
Cash paid for –
Interest	$—	$—
Income taxes	$(412,500)	$(825,000)

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

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the changes in the ASU requires a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. We presented changes in stockholders' equity as separate financial statements for the current and comparative year-to-date periods. The additional elements of the ASU did not have a material impact on our consolidated financial statements. This guidance was effective immediately upon issuance.

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

The Company considered the capitalization of contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers.  There were no contract costs identified in the Collaboration Agreement with Merck.  As it related to the LG Chem agreement, the Company capitalized license expenses of approximately $751,000 as of December 31, 2019, pursuant to the Einstein license agreement which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. This amount is comprised of approximately $438,000 of capitalized license expenses related to the upfront payment received from LG Chem in December 2018 and approximately $313,000 in capitalized license expenses related to the milestone payment received in June 2019, net of accumulated amortization of approximately $225,000.  For the year ended December 31, 2019, $264,503 was included in prepaid expenses and other short-term assets and $260,497 is included in other long-term assets. Related to the LG Chem agreement, the Company capitalized license expenses of approximately $438,000 as of December 31, 2018, pursuant to the Einstein license agreement. Of the total approximately, $54,000 is included in prepaid expenses and other short-term assets and approximately $384,000 is included in other long-term assets as of December 31, 2018.

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

Cue Biopharma, Inc.

Dated: March 11, 2020	By:	/s/ Daniel R. Passeri
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

Signatures	Title	Date

/s/ Daniel R. Passeri	Chief Executive Officer and Director	March 11, 2020
Daniel R. Passeri	(Principal Executive Officer)

/s/ Kerri-Ann Millar	Vice President, Finance	March 11, 2020
Kerri-Ann Millar	(Principal Financial and Accounting Officer)

/s/ Aaron Fletcher	Director	March 11, 2020
Aaron Fletcher

/s/ Cameron Gray	Director	March 11, 2020
Cameron Gray

/s/ Peter A. Kiener	Director	March 11, 2020
Peter A. Kiener

/s/ Barry Simon	Director	March 11, 2020
Barry Simon

/s/ Frederick Driscoll	Director	March 11, 2020
Frederick Driscoll

/s/ Frank Morich	Director	March 11, 2020
Frank Morich