Form 10-K/A
period 2019-12-31
Cue Biopharma, Inc.
filed 2020-04-29
CIK 1645460

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

As of March 6, 2020 there were 26,575,959 shares of Common Stock, $0.001 par value, outstanding.

CUE BIOPHARMA, INC.

Explanatory Note

Cue Biopharma, Inc. is filing this Amendment No. 2 (“Amendment No. 2”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the “Commission”) on March 12, 2020, as amended by Amendment No. 1, filed with the Commission on March 12, 2020 (together, the “Original Filing”). The sole purpose of this Amendment No. 2 is to include the information required by Part III of Form 10-K. Accordingly, this Amendment No. 2 hereby amends and restates Part III of the Original Filing as set forth below. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 2 hereby amends and restates Part IV, Item 15 of the Original Filing, adding as exhibits currently dated certifications of the principal executive officer and the principal financial officer. No attempt has been made in this Amendment No. 2 to modify or update the other disclosures presented in the Original Filing. This Amendment No. 2 does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and our other filings with the Commission. As used in this Amendment No. 2, unless the context otherwise requires, the terms “Cue,” “we,” “us,” “our,” and the “Company” refer to Cue Biopharma, Inc., a Delaware corporation.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names of each of our directors, the year such director was first elected as a director, and the positions currently held by each director with the Company.

Nominee’s or Director’s Name	Year First Became Director	Position with the Company
Daniel R. Passeri	2016	Chief Executive Officer and Director
Frank Morich	2018	Chairman
Frederick Driscoll	2018	Director
Aaron Fletcher	2019	Director
Cameron Gray	2015	Director
Peter A. Kiener	2016	Director
Barry Simon	2016	Director

Information Concerning Directors

Set forth below is background information for each director, as well as information regarding additional experience, qualifications, attributes or skills that led the Board of Directors to conclude that such director should serve on the Board.

Daniel R. Passeri, age 59, joined Cue Biopharma in August 2016 as our Chief Executive Officer and President and served in that role until October 2019, when his role was changed to Chief Executive Officer. He served as a director of Curis, Inc. (Nasdaq: CRIS) (“Curis”), a biotechnology company seeking to develop and commercialize drug candidates for the treatment of cancer, from September 2001 to June 2016. Mr. Passeri previously served as Chief Executive Officer of Curis from September 2001 until June 2014 and as Vice Chairman of its board of directors from June 2014 to June 2016, and additionally held the title of President from September 2001 to February 2013. Previously, from November 2000 to September 2001, Mr. Passeri served as the Senior Vice President, Corporate Development and Strategic Planning of Curis. From December 2014 to June 2015, Mr. Passeri served as Chief Officer of Technology Management and Business Development of the Jackson Laboratory for Genomic Medicine. From March 1997 to November 2000, Mr. Passeri was employed by Gene Logic Inc., a biotechnology company, most recently as Senior Vice President, Corporate Development and Strategic Planning. From February 1995 to March 1997, Mr. Passeri was employed by Boehringer Mannheim, a pharmaceutical, biotechnology and diagnostic company, as Director of Technology Management. Mr. Passeri received a J.D. from the National Law Center at George Washington University, an M.Sc. in biotechnology from the Imperial College of Science, Technology and Medicine at the University of London and a B.S. in biology from Northeastern University.

Mr. Passeri’s qualifications to serve as a director of Cue Biopharma include his extensive service and experience as a director and executive officer of a public company as well as his extensive experience in corporate strategy and development, intellectual property strategy and oversight, and technology licensing, as each of these elements are critical to our overall business strategy.

Frank Morich, age 66, joined our board of directors in July 2018 and was appointed Chairman in April 2020. Dr. Morich serves as a consultant in the life sciences and health care industries. Dr. Morich has been a member of the supervisory board of MorphoSys AG (Nasdaq: MOR), a late-stage, biopharmaceutical company, since 2015. From 2011 to 2014, Dr. Morich served as Chief Commercial Officer at Takeda Pharmaceutical, a global pharmaceutical company, and from 2010 to 2011, he served as Executive Vice President International Operations at Takeda. From 2008 to 2010, Dr. Morich served as Chief Executive Officer of NOXXON Pharma AG, a clinical-stage drug development company, and from 2005 to 2007 he served as Chief Executive Officer and member of the board of directors of Innogenetics N.V., an international in vitro diagnostics company. During 2004 Dr. Morich served as Chief Executive Officer and Chairman of the Executive Board of AM Pharma B.V., a clinical-stage drug development company. Prior to that, Dr. Morich held several positions at Bayer, a global pharmaceutical and life sciences company, including member of the board of management of Bayer AG, head of global product development and head of research and development. Dr. Morich graduated in medical studies at the University of Marburg, Germany. Dr. Morich has over 35 years of experience in the life sciences and health care industries and extensive executive leadership experience, making him well qualified to serve on our board of directors as Chairman.

Frederick Driscoll, age 69, joined our board of directors in June 2018. Mr. Driscoll served as Chief Financial Officer at Flexion Therapeutics Inc. (“Flexion”), a biopharmaceutical company focused on the development of local therapies for the treatment of patients with musculoskeletal conditions, such as osteoarthritis, from 2013 to 2017, spearheading an initial public offering in 2014. Prior to joining Flexion, he was Chief Financial Officer at Novavax, Inc., a publicly traded biopharmaceutical company (Nasdaq: NVAX), from 2009 to 2013. From 2008 to 2009, Mr. Driscoll served as Chief Executive Officer of Genelabs Technologies, Inc., a publicly traded biopharmaceutical and diagnostics company later acquired by GlaxoSmithKline. He previously served as Genelabs’ Chief Financial Officer from 2007 to 2008. From 2000 to 2006, Mr. Driscoll served as Chief Executive Officer at OXiGENE, Inc., a biopharmaceutical company. Mr. Driscoll has also served as Chairman of the Board and Audit Committee Chair at OXiGENE and as a member of the Audit Committee for Cynapsus, which was sold to Sunovion Pharmacuticals in 2016. Mr. Driscoll earned a Bachelor’s degree in accounting and finance from Bentley University. Mr. Driscoll is also a member of the board of directors of, Cellectar Biosciences Inc. (Nasdaq: CLRB), MEI Pharma Inc. (Nasdaq: MEIP) and NantKwest Inc. (Nasdaq: NK). Mr. Driscoll’s extensive industry, executive, board experience and financial expertise position him well to serve as a member of our board of directors.

Cameron Gray, age 49, has been a member of our board of directors since January 2015 and served as our Chief Executive Officer from January 2015 to August 2016. Dr. Gray founded Alcedo Capital in December 2019. He was a Managing Director at MDB Capital Group LLC from September 2013 to November 2019. Dr. Gray served as Chief Executive Officer and a member of the board of directors of Endeavor IP, Inc., an intellectual property services and patent licensing company, from May 2013 through January 2014. He was self-employed from January 2012 through May 2013 and prior to that he was Senior Vice President at ICAP Patent Brokerage, LLC, where he managed its life sciences and Asia Pacific businesses from January 2009 through January 2012. Dr. Gray has a Juris Doctor degree from George Washington University School of Law, a Ph.D. in biophysics from the University of Virginia, and a Bachelor of Arts degree in physics from Princeton University. Dr. Gray’s extensive industry, executive and board experience position him well to serve as a member of our board of directors.

Peter A. Kiener, age 68, joined our board of directors in March 2016. Dr. Kiener served as the Chief Scientific Officer and Head of Research and Development of Sucampo Pharmaceuticals, Inc. (“Sucampo”), a global biopharmaceutical company, from October 2014 to February 2018. Prior to joining Sucampo, Dr. Kiener served as the Chief Scientific Officer of Ambrx, Inc., a clinical-stage biopharmaceutical company focused on the development of antibody-drug conjugates from 2013 to 2014. From 2009 to 2013, he was President and co-founder of Zyngenia Inc., an early-stage biopharmaceutical company. From 2001 to 2009, he was head of Research and R&D at MedImmune, the biologics research and development arm of AstraZeneca. Dr. Kiener holds a Bachelor’s Degree in Chemistry from the University of Lancaster and a Doctorate of Philosophy in Biochemistry from the University of Oxford. Dr. Kiener’s extensive executive leadership experience and his in-depth knowledge of the biopharmaceutical industry make him well qualified to serve on our board of directors.

Aaron Fletcher, age 40, joined our board of directors in October 2019. Dr. Fletcher has served as founder and President of Bios Research, a financial services firm that provides public equity research in the healthcare industry tailored to institutional firms and large family offices, since 2012. Since 2014, Dr. Fletcher has also served as Managing Partner of Bios Partners, LP, a venture capital firm focused on investment in early-stage and growth-stage biotech and medical device companies. Dr. Fletcher also serves as director of TFF Pharmaceuticals, Inc. (Nasdaq: TFFP), Acute Therapeutics, AbiliTech Medical, Inc. and Cognition Therapeutics, Inc. Dr. Fletcher holds a Ph.D. in Biochemistry from Colorado State University and serves as a visiting professor at Dallas Baptist University. The Board believes Dr. Fletcher’s public company experience, financial expertise, and experience overseeing investments in the healthcare industry provides him with the qualifications and skills to serve on our board of directors.

Barry Simon, age 55, joined our board of directors in March 2016 and served as Chairman from September 2018 until April 2020. Since 2008, Dr. Simon has served as a director for Nantkwest Inc., an Immuno-therapeutics company (Nasdaq: NK), and served as its President and Chief Executive Officer from 2007 to 2015 and presently serves as its President and Chief Administrative Officer. He has also served as a Director for Viracta Therapeutics, a privately held oncology therapeutics company, since July 2017 and as chairman of the board and Chief Executive Officer for Brink Biologics, Inc., a privately held diagnostics and laboratory services provider, since March 2015. Previously, Dr. Simon held Vice President, senior level and advisory positions at F. Hoffmann-La Roche (VTX: ROG), a global healthcare company, Roche Labs, a pharmaceuticals company, Connetics Corporation (Nasdaq: CNCT), a specialty pharmaceutical company, Immunomedics (Nasdaq: IMMU), a biopharmaceutical company, Immusol Inc., a biopharmaceutical company, HealthPro BioVentures, LLC, a healthcare and life sciences investment bank and NorthSound Capital, LLC, a U.S.-based hedge fund. Dr. Simon has broad experience in the public and private settings, having led product and portfolio divestitures and acquisitions, strategic licensing and joint ventures, as well as commercial product launches, IND & BLA regulatory filings, human-enabling programs, manufacturing, quality control and life cycle management. Dr. Simon has worked across several therapeutic areas including oncology, virology, ophthalmology and dermatology on products launches including Xeloda®, Pegasys®, Fortovase®, Tamiflu®, Camptobell®, Boniva®, Fuzeon®, Valcyt®, and Accutane®. Dr. Simon has attended corporate training programs by the London School of Business and the Amos Tuck School of Business at Dartmouth College. Dr. Simon is clinically trained in Infectious Diseases, Anesthesiology and Internal Medicine and received his M.D. from the SUNY Downstate, Health Sciences Center in New York. Dr. Simon’s many years of management and director experience make him well-qualified to serve on our board of directors.

Information Concerning Executive Officers

Set forth below is background information relating to our executive officers:

Name	Age	Position
Daniel R. Passeri	59	Chief Executive Officer and Director
Anish Suri	46	President and Chief Scientific Officer
Ken Pienta	60	Chief Medical Officer
Colin G. Sandercock	63	Senior Vice President, General Counsel and Secretary
Kerri-Ann Millar	51	Vice President, Finance

Daniel R. Passeri is discussed above under Information Concerning Directors.

Anish Suri has been our Chief Scientific Officer since May 2018 and our President since October 2019. Prior to joining Cue Biopharma, he held roles of increasing responsibility at Janssen Pharmaceutical Companies of Johnson & Johnson (“Janssen”), most recently as Senior Director at Janssen Immunosciences in Beerse, Belgium from July 2015 to May 2018 and, prior to that, as Senior Director from to January 2015 to July 2015 and as Scientific Director from April 2013 to January 2015. His core responsibilities have included providing strategic leadership and guidance for new initiatives focused on parsing the specificity and diversity of the immune repertoire to enable antigen-specific immuno-therapies and related applications in cancer immunity; tolerogenic approaches for autoimmune diseases; and harnessing immune-monitoring to enable a deeper understanding of transition states from health to disease. Dr. Suri joined Janssen from Bristol-Myers Squibb (“BMS”) in 2013, where he was responsible for providing strategic guidance to immuno-oncology and immunology drug-discovery programs. Prior to BMS, Dr. Suri was an Assistant Professor of Pathology and Immunology at Washington University School of Medicine, St. Louis. Dr. Suri received his Ph.D. in Immunology from Washington University in St. Louis.

Ken Pienta joined Cue Biopharma in April 2017 as our Chief Medical Officer. He is currently the Donald S. Coffey Professor of Urology and Professor of Oncology and Pharmacology and Molecular Sciences at the Johns Hopkins University School of Medicine and serves as the Director of Research for the Brady Urological Institute. He previously served as a director of Curis from March 2013 to May 2017. From 1995 to 2013, Dr. Pienta was the Director of the Prostate Specialized Program of Research Excellence (SPORE) at The University of Michigan. He is a two-time American Cancer Society Clinical Research Professor Award recipient, is the author of more than 450 peer-reviewed articles, and has been the principal investigator on numerous local and national clinical trials. Dr. Pienta received a B.A. and an M.D. from the Johns Hopkins University.

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

Kerri-Ann Millar became the Company’s Vice President, Finance in May 2018. Ms. Millar joined Cue Biopharma in September 2017 as Corporate Controller. Prior to joining Cue Biopharma, Ms. Millar served as Corporate Controller of Flexion from March 2014 to September 2017. From May 2005 to March 2014, Ms. Millar served as Finance Specialist for Curis. Ms. Millar holds a B.S. in Accounting and Finance from Boston University and is a Certified Public Accountant.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all such filings. Based solely on our review of the copies of the reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during 2019, except that Colin Sandercock failed to file timely a single Form 4 with respect to a purchase of shares of common stock in the open market.

Audit Committee

Our Audit Committee consists of Mr. Driscoll, Dr. Kiener and Dr. Simon. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of the Nasdaq director independence standards and applicable rules of the SEC for audit committee members. The Board of Directors has appointed Mr. Driscoll as Chairperson of the Audit Committee and has determined that he qualifies as an “audit committee financial expert” under the rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation And Other Information Concerning Directors And Officers

Our compensation philosophy is to offer our executive officers compensation and benefits that are competitive and meet our goals of attracting, retaining and motivating highly skilled management, which is necessary to achieve our financial and strategic objectives and create long-term value for our stockholders. We believe the levels of compensation we provide should be competitive, reasonable and appropriate for our business needs and circumstances. The principal elements of our executive compensation program have to date included base salary, an annual performance based-bonus plan and long-term equity compensation in the form of stock options. We believe successful long-term Company performance is more critical to enhancing stockholder value than short-term results. For this reason and to conserve cash and better align the interests of management and our stockholders, we emphasize long-term performance-based equity compensation over base salaries.

The following table sets forth information concerning the compensation earned by the individual that served as our Principal Executive Officer during 2019 and our two most highly compensated executive officers other than the individual who served as our Principal Executive Officer during 2019 (collectively, the “named executive officers”):

Summary Compensation Table

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Daniel R. Passeri Chief Executive Officer	2019		395,000	187,625	—	610,225	5,764	1,198,614
	2018		345,000	103,500	—	381,163	4,195	833,858

Colin Sandercock Senior Vice President, General Counsel and Secretary	2019		285,000	95760	—	244,090	664	625,514
	2018		275,000	55,000	—	—	220	330,220

Anish Suri President and Chief Scientific Officer	2019		366,250	376,524	753,000	3,059,956	4,084	4,559,814
	2018	(4)	207,863	106,500	—	2,854,488	53,085	3,221,156

(1)

The amounts shown in this column indicate the grant date fair value of stock awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see note 8 to our audited financial statements included with our annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

(2)

The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see note 8 to our audited financial statements included with our annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

(3)	The amounts shown in this column indicate parking fees, executive disability benefits and/or housing and relocation expenses paid by the Company.
(4)	Represents a partial year of employment. Mr. Suri joined us in May 2018.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2019.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units of Stock that have not Vested ($) (1)
Daniel R. Passeri Chief Executive Officer	408,549	136,183	(1)			2.86	8/29/2023
	50,000			50,000	(2)	11.54	7/23/2025
	15,625	109,375	(3)			6.42	3/6/2029

Colin Sandercock Senior Vice President, General Counsel and Secretary	75,000	75,000	(4)			7.50	12/27/2024
	100,000			35,000	(2)	7.50	12/27/2024
	6,250	43,750	(3)			6.42	3/6/2029

Anish Suri President and Chief Scientific Officer	93,750	156,250	(5)			14.32	5/14/2025	66,667	1,058,672	(7)
	7,500	12,500	(5)			8.26	8/14/2025
	50,000			50,000	(2)	11.54	7/23/2025
	18,750	131,250	(3)			6.42	3/6/2029
		400,000	(6)			7.53	10/3/2029

(1)	These unvested options vest in two equal semi-annual installments beginning on February 28, 2020.
(2)	These unvested options shall vest based upon the achievement of certain performance based vesting conditions. In February 2020 these options fully vested.
(3)	These unvested options vest in seven equal semi-annual installments beginning on March 6, 2020.
(4)	These unvested options vest in four equal semi-annual installments beginning on June 5, 2020.
(5)	These unvested options vest in five equal semi-annual installments beginning on May 14, 2020.
(6)	These unvested options vest in eight equal semi-annual installments beginning on April 3, 2020.
(7)	The market value of unvested and unearned restricted stock units is based on the closing price of our common stock on December 31, 2019 ($15.88).

Employment Agreements

The following is a summary of the employment arrangements with our named executive officers.

Daniel R. Passeri. We entered into an employment agreement with Mr. Passeri effective August 29, 2016, which was subsequently amended and restated on October 3, 2019 and February 10, 2020 (as so amended and restated, the “Passeri Employment Agreement”). The term of the Passeri Employment Agreement ends on March 31, 2021, and continues on a year-to-year basis unless terminated sooner pursuant to its terms. Mr. Passeri’s annual base salary for the fiscal year ended December 31, 2019 was $395,000 and increased to $515,000 effective upon the February 10, 2020 amendment and restatement of the Passeri Employment Agreement. For the fiscal year 2018, Mr. Passeri was eligible for an annual incentive bonus of up to 30% of his base salary based upon achievement of performance-based objectives established by our board of directors; effective upon the October 3, 2019 amendment and restatement of the Passeri Employment Agreement, this amount was increased to 50%.

If Mr. Passeri’s employment is terminated due to his death or disability, Mr. Passeri will be entitled to receive (i) any unpaid base salary through the date of termination, (ii) any annual bonus earned but unpaid prior to the date of termination, (iii) reimbursement of any unreimbursed business expenses incurred through the date of termination, (iv) any accrued but unused vacation time in accordance with Cue policy, which shall be prorated for any year in which Mr. Passeri’s employment is terminated, (v) all other payments, benefits or fringe benefits to which Mr. Passeri is entitled under the terms of any applicable compensation arrangement or benefit, equity or fringe benefit plan or program or grant, and (vi) an annual bonus for the year in which such termination occurs, determined and payable as though no such termination had occurred. If Mr. Passeri’s employment is terminated without Cause or he resigns for Good Reason (as such terms are defined in the Passeri Employment Agreement), he will be entitled to receive each of the benefits described in the foregoing clauses (i)-(v) and, (a) subject to the terms and provisions of the Passeri Employment Agreement, a lump sum cash payment in an amount equal to the sum of (1) the target annual bonus for the year of termination, prorated based on the number of days that Mr. Passeri is employed in such year through the date of termination plus (2) 12 months of base salary, (b) subject to the terms and provisions of the Passeri Employment Agreement, if Mr. Passeri elects COBRA coverage for health and/or dental insurance, monthly premium payments for such coverage until the earliest of: (1) 18 months from the termination date; (2) the date he obtains new employment that offers health and/or dental coverage that is reasonably comparable to that offered by Cue; or (3) the date COBRA continuation coverage would otherwise terminate; and (c) the acceleration of outstanding equity awards by a period of twelve (12) months; provided, for purposes of that equity awards with performance-based vesting conditions (“Performance Awards”), Mr. Passeri will be treated as having remained in service for an additional 12 months following actual termination/resignation, provided that Performance Awards will not become vested or earned solely as a result of such treatment, and the vesting and earning of all Performance Awards will remain subject to the attainment of all applicable performance goals, and such awards, if and to the extent they become earned and vested, will be payable at the same time as under the applicable award agreement. If Mr. Passeri’s employment is terminated for Cause or he resigns without Good Reason, he will be entitled to receive (i) any unpaid base salary through the date of termination, (ii) reimbursement of any unreimbursed business expenses incurred through the date of termination, (iii) any accrued but unused vacation time in accordance with Cue policy, which shall be prorated for any year in which Mr. Passeri’s employment is terminated, (iv) all other payments, benefits or fringe benefits to which Mr. Passeri is entitled under the terms of any applicable compensation arrangement or benefit, equity or fringe benefit plan or program or grant.

Pursuant to the Passeri Employment Agreement, if Mr. Passeri’s employment is terminated by Cue other than for Cause or his death or disability or by Mr. Passeri for Good Reason 90 days prior to or upon or within 24 months following a Change of Control (as defined in our 2016 Omnibus Incentive Plan (the “Plan”)), (i) 100% of his equity awards other than Performance Awards will become fully vested as of the date of such termination/resignation and remain exercisable (if exercisable) until the earlier of one year following such termination/resignation or the expiration of such equity awards pursuant to the terms of the applicable award agreements and (ii) the service-based vesting conditions of any Performance Awards will be deemed fully satisfied and such performance goals applicable to the Performance Awards will be deemed to be achieved at the greater of target or actual performance as of the Change of Control, and such Performance Awards will remain exercisable (if exercisable) until the earlier of one year from such termination/resignation or the expiration of the Performance Awards pursuant to the terms of the applicable award agreements.

Under the Passeri Employment Agreement, Mr. Passeri is subject to confidentiality, noncompetition and nonsolicitation provisions that survive the term of his employment.

Anish Suri. We entered into an employment agreement with Dr. Suri effective April 10, 2018, which was subsequently amended and restated on October 3, 2019 (as so amended and restated, the “Suri Employment Agreement”). The term of the Suri Employment Agreement continues through December 31, 2022 and, unless terminated sooner pursuant to its terms, continues on a year-to-year basis thereafter. Dr. Suri’s annual base salary of $325,000 from his joining Cue in April 2018 was increased to $400,000 effective upon the October 3, 2019 amendment and restatement of the Suri Employment Agreement. In 2018, Mr. Suri was eligible to receive an annual incentive bonus of up to 30% of his base salary based upon the achievement of performance-based objectives determined by the Compensation Committee of our board of directors. For 2019, he was eligible to receive an annual incentive bonus of up to $160,000, subject to achievement of performance-based objectives established by the Compensation Committee of our board of directors, and for each subsequent year, Dr. Suri is eligible for an annual incentive bonus of no less than 40% of his base salary based upon achievement of performance-based objectives established by our board of directors. Upon the October 3, 2019 amendment and restatement of the Suri Employment Agreement, Mr. Suri received a grant of 400,000 stock options, a grant of 100,000 restricted stock units and a signing bonus of $130,000 (on a net after-tax basis) and, pursuant to the Suri Employment Agreement, on March 31, 2020 Dr. Suri received a grant of 50,000 restricted stock units.

If Dr. Suri’s employment is terminated due to his death or disability, Dr. Suri will be entitled to receive (i) any unpaid base salary through the date of termination, (ii) any annual bonus earned but unpaid prior to the date of termination, (iii)

reimbursement of any unreimbursed business expenses incurred through the date of termination, (iv) any accrued but unused vacation time in accordance with Cue policy, which shall be prorated for any year in which Dr. Suri’s employment is terminated, (v) all other payments, benefits or fringe benefits to which Dr. Suri is entitled under the terms of any applicable compensation arrangement or benefit, equity or fringe benefit plan or program or grant, and (vi) an annual bonus for the year in which such termination occurs, determined and payable as though no such termination had occurred. If Dr. Suri’s employment is terminated without Cause or he resigns for Good Reason (as such terms are defined in the Suri Employment Agreement), he will be entitled to receive each of the benefits described in the foregoing clauses (i)-(v) and, (a) subject to the terms and provisions of the Suri Employment Agreement, a lump sum cash payment in an amount equal to the sum of (1) the target annual bonus for the year of termination plus (2) 12 months of base salary, (b) subject to the terms and provisions of the Suri Employment Agreement, if Dr. Suri elects COBRA coverage for health and/or dental insurance, monthly premium payments for such coverage until the earliest of: (1) 18 months from the termination date; (2) the date he obtains new employment that offers health and/or dental coverage that is reasonably comparable to that offered by Cue; or (3) the date COBRA continuation coverage would otherwise terminate; and (c) the potential partial or full acceleration of outstanding equity awards in certain termination events by a period of twelve (12) months; provided, for purposes of that Performance Awards, Dr. Suri will be treated as having remained in service for an additional 12 months following actual termination/resignation, provided that Performance Awards will not become vested or earned solely as a result of such treatment, and the vesting and earning of all Performance Awards will remain subject to the attainment of all applicable performance goals, and such awards, if and to the extent they become earned and vested, will be payable at the same time as under the applicable award agreement. If Dr. Suri’s employment is terminated for Cause or he resigns without Good Reason, he will be entitled to receive (i) any unpaid base salary through the date of termination, (ii) reimbursement of any unreimbursed business expenses incurred through the date of termination, (iii) any accrued but unused vacation time in accordance with Cue policy, which shall be prorated for any year in which Dr. Suri’s employment is terminated, (iv) all other payments, benefits or fringe benefits to which Dr. Suri is entitled under the terms of any applicable compensation arrangement or benefit, equity or fringe benefit plan or program or grant.

Pursuant to the Suri Employment Agreement, if Dr. Suri’s employment is terminated by Cue other than for Cause or his death or disability or by Mr. Passeri for Good Reason 90 days prior to or upon or within 24 months following a Change of Control (as defined in the Plan), (i) 100% of his equity awards other than Performance Awards will become fully vested as of the date of such termination/resignation and remain exercisable (if exercisable) until the earlier of one year following such termination/resignation or the expiration of such equity awards pursuant to the terms of the applicable award agreements and (ii) the service-based vesting conditions of any Performance Awards will be deemed fully satisfied and such performance goals applicable to the Performance Awards will be deemed to be achieved at the greater of target or actual performance as of the Change of Control, and such Performance Awards will remain exercisable (if exercisable) until the earlier of one year from such termination/resignation or the expiration of the Performance Awards pursuant to the terms of the applicable award agreements.

Under his employment agreement, Dr. Suri is subject to confidentiality, noncompetition and nonsolicitation provisions that survive the term of his employment.

Colin Sandercock. We entered into an employment agreement with Mr. Sandercock effective November 15, 2017 for employment beginning December 2017. The initial term of the employment agreement ended on December 31, 2018, but has continued on a year-to-year basis and will continue do so unless terminated sooner pursuant to the terms of the employment agreement. Mr. Sandercock’s current annual base salary is $285,000, and he is eligible for an annual incentive bonus of up to 35% of his base salary based upon achievement of performance-based objectives established by the Compensation Committee of our board of directors. Upon the completion of our initial public offering, Mr. Sandercock was granted (i) a seven-year option to purchase 150,000 shares of our common stock, which becomes exercisable over four years in eight equal semi-annual installments beginning six months after the option’s date of grant and (ii) a seven-year option to purchase 100,000 shares of our common stock, which becomes exercisable at each of the first two anniversaries of Mr. Sandercock’s hiring date upon the Compensation Committee’s determination that certain prescribed goals have been obtained (the “Performance Grant”). In December 2018, the Performance Grant with respect to 65,000 shares of common stock became exercisable and in February 2020, the Performance Grant with respect to 35,000 shares of common stock become exercisable.

If Mr. Sandercock’s employment is terminated due to his death or disability, Mr. Sandercock will be entitled to receive (i) any unpaid salary through the date of termination, (ii) any annual bonus earned but unpaid prior to the date of termination, (iii) reimbursement of any business expenses incurred through the date of termination, (iv) any accrued but unused vacation time, (v) all other payments, benefits or fringe benefits to which Mr. Sandercock is entitled under the terms of any applicable compensation arrangement or benefit plan, (vi) an annual bonus for the year in which such termination occurs, determined and payable as though no such termination had occurred, and (vii) three months of base salary, with such lump sum payable on the first payroll date that occurs more than 60 days after termination. If Mr. Sandercock’s employment is terminated without Cause or he resigns for Good Reason, he will be entitled to receive each of the benefits described in the foregoing clauses (i)-(v) and, subject to the terms and provisions of the employment agreement, a lump sum cash payment in an amount equal to (A) the annual bonus, prorated based on the number of days that Mr. Sandercock is employed in such year through the date of termination plus (B) six (6) months of base salary plus (C) if Mr. Sandercock elects to continue insurance under COBRA following termination, premiums for such coverage for the six-month period after termination. If Mr. Sandercock’s employment is terminated for Cause or he resigns without Good Reason, he will be entitled to receive (i) any unpaid salary through the date of termination, (ii) reimbursement of any unreimbursed business expenses incurred through the date of termination, (iii) any accrued but unused vacation time, and (iv) all other payments, benefits or fringe benefits to which Mr. Sandercock is entitled under the terms of any applicable compensation arrangement or benefit plan.

Under his employment agreement, Mr. Sandercock is subject to confidentiality, noncompetition and nonsolicitation provisions that survive the term of his employment.

Director Compensation

We maintain a compensation policy for our non-employee directors (the “Director Compensation Policy”) that is intended to enable us to attract and retain, on a longer term basis, high qualified non-employee directors. Pursuant to the director compensation policy, as revised on October 30, 2018, our non-employee directors receive on an annual basis a $35,000 retainer paid in cash. In addition, the chairman of the Board, if he or she is a non-employee director (the “Non-Employee Chairman”), receives an annual cash retainer of $45,000 and standing committee members receive the annual committee fees set forth below.

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

Upon initial appointment to the Board a non-employee director is awarded options to purchase 50,000 shares of common stock that vest and become exercisable in eight equal semi-annual installments. On the first trading day following December 31 of each year, each non-employee director other than the Non-Employee Chairman is awarded Options to purchase 8,000 shares of Common Stock and the Non-Employee Chairman is awarded options to purchase 9,600 shares of Common Stock. Such options vest and become exercisable on the first anniversary of the grant date.

The following table sets forth information with respect to compensation earned by or awarded to each of our independent directors who served on our board of directors during the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation	Total ($)
Frederick Driscoll	60,500	28,256	—	88,756
Anthony DiGiandomenico(2)	26,250	28,256	—	54,506
Cameron Gray	45,000	28,256	—	73,256
Aaron Fletcher(3)	8,750	289,775	—	298,525
Peter A. Kiener	66,500	28,256	—	94,756
Christopher Marlett(4)	35,000	28,256	—	63,256
Steven McKnight(4)	60,875	28,256	—	89,131
Frank Morich	50,000	28,256	—	78,256
Barry Simon	100,500	33,907	—	134,407

(1)

The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see note 8 to our audited financial statements included with our annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC. The following table shows the number of shares subject to outstanding option awards held by each non-employee director as of December 31, 2019:

Name	Shares Subject to Outstanding Stock Option Awards (#)
Frederick Driscoll	58,000
Cameron Gray	16,000
Peter A. Kiener	203,520
Christopher Marlett	16,000
Steven McKnight	141,920
Frank Morich	58,000
Barry Simon	143,520
Aaron Fletcher	50,000

(2)	Mr. DiGiandomenico resigned from the Board of Directors in October 2019.
(3)	Mr. Fletcher joined the Board of Directors in October 2019.
(4)	Mr. Marlett and Mr. McKnight resigned from the Board of Directors in February 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Securities ownership of certain beneficial owners and management

The following table sets forth certain information regarding beneficial ownership of our voting stock as of April 23, 2020 by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of any class of our voting stock;

•	each executive officer included in the Summary Compensation Table below;

•	each of our directors;

•	each person nominated to become director; and

•	all executive officers, directors and nominees as a group.

Unless otherwise noted below, the address of each person listed on the table is c/o Cue Biopharma, Inc. at 21 Erie Street, Cambridge, Massachusetts 02139. To our knowledge, each person listed below has sole voting and investment power over the shares shown as beneficially owned except to the extent jointly owned with spouses or otherwise noted below.

Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of an option or warrant) within 60 days after April 23, 2020 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The applicable percentage of common stock as of April 23, 2020 is based upon 27,674,159 shares outstanding on that date.

Name and Address of Beneficial Owner	Common Stock	Shares Underlying Options and RSUs	Shares Underlying Warrants	Number of Shares Beneficially Owned	Percentage of Class
Directors and Executive Officers
Daniel R. Passeri	51,977	557,890	—	609,867	2.2%
Colin Sandercock	17,125	206,250	—	223,375	*
Anish Suri	34,558	272,500	—	307,058	1.1%
Aaron Fletcher	159,819	6,250	—	166,069	*
Frederick Driscoll	—	26,750	—	26,750	*
Cameron Gray	667,500	16,000	253,606	937,106	3.4%
Peter Kiener	—	142,336	—	142,336	*
Frank Morich	—	26,750	—	26,750	*
Barry Simon	—	118,336	—	118,336	*

Directors and Executive Officers as a group (11 persons)	933,979	1,616,312	253,606	2,803,897	9.5%

Five Percent Stockholders
Avoro Capital Advisors LLC (1)	1,870,000	—	—	1,870,000	6.8%
Peter A. Appel (2)	1,522,222	—	—	1,522,222	5.5%
Nantahala Capital Management, LLC (3)	1,404,941	—	—	1,404,941	5.2%
BlackRock, Inc. (4)	1,387,669	—	—	1,387,669	5.0%

*	Less than one percent.
(1)

Avoro Capital Advisors LLC (“Avoro”) reports sole voting power and sole dispositive power with respect to 1,870,000 shares of common stock. Behzad Aghazadeh serves as the portfolio manager and controlling person of Avoro. The address for Avoro and Dr. Aghazadeh is 110 Greene Street, Suite 800, New York, NY 10012. For information regarding Avoro and Dr. Aghazadeh, we have relied solely on the Schedule 13G filed with the SEC by Avoro and Dr. Aghazadeh on February 14, 2020.

(2)

Peter A. Appel reports sole voting and sole dispositive power with respect to 1,522,222 shares of common stock. The address of Mr. Appel is 3505 Main Lodge Drive, Coconut Grove, Florida 33133. For information regarding Mr. Appel, we have relied solely on the Schedule 13G filed with the SEC on February 13, 2018 by Mr. Appel.

(3)

Nantahala Capital Advisors, LLC (“Nantahala”) reports shared voting power and shared dispositive power with respect to 1,404,941 shares of common stock with Wilmot B. Harkey and Daniel Mack as the managing members of Nantahala. The address for Nantahala and Messrs. Harkey and Mack is 130 Main Street, 2nd Floor, New Canaan, CT 06840. For information regarding Nantahala and Messrs Harkey and Mack, we have relied solely on the Schedule 13G filed with the SEC by Nantahala and Messrs. Harkey and Mack on February 14, 2020.

(4)

BlackRock, Inc. (“BlackRock”) reports sole voting power with respect to 1,364,355 shares of common stock and sole dispositive power with respect to 1,387,669 shares of common stock. The address for BlackRock is 55 East 52nd Street, New York, NY 10055. For information regarding BlackRock, we have relied solely on the Schedule 13G filed with the SEC by BlackRock on February 7, 2020.

Equity Compensation Plan Information

The following table presents information on the Company’s equity compensation plans as of December 31, 2019. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Outstanding)
Equity compensation plans approved by security holders	6,049,747	$7.20	465,105
Equity compensation plans not approved by security holders	—	—	—

Total	6,049,747	$7.20	465,105

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

Other than compensation agreements and other arrangements, which in accordance with applicable SEC rules are described above under the heading “Compensation And Other Information Concerning Directors And Officers”, in 2019 there was not, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of their immediate families had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors has determined that each of Frederick Driscoll, Aaron Fletcher, Cameron Gray, Peter Kiener, Frank Morich and Barry Simon are “independent directors” as such term is defined by Nasdaq Marketplace Rule 5605(a)(2).

Item 14. Principal Accountant Fees and Services

Audit Fees

The following tables set forth the aggregate fees billed or expected to be billed by RSM US LLP for audit and non-audit services related to 2019 and 2018, including “out-of-pocket” expenses incurred in rendering these services. The nature of the services provided for each category is described following the tables.

Fee Category	2019	2018
Audit Fees (1)	$336,000	$287,513
Audit-Related Fees	—	$21,000
Tax Fees	—	—
All Other Fees	—	—

Total	$336,000	$308,513

(1)	Audit fees include fees for professional services rendered for the audit of our annual statements, quarterly reviews, consents and assistance with and review of documents filed with the SEC.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires that all services to be provided by the Company’s independent public accounting firm, including audit services and permitted non-audit services, to be pre-approved by the Audit Committee. The Audit Committee pre-approved all services provided by RSM US LLP during 2018 and 2019.

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

3.	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration /File No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	12/27/17	005-90232

3.2	Amended and Restated Bylaws of the Registrant		S-1	3.5	12/05/17	333-220550

4.1	Specimen Certificate representing shares of common stock of the Registrant		S-1	4.1	12/05/17	333-220550

4.2	Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2015 private placement offering		S-1	4.3	9/21/17	333-220550

4.3	Form of Warrant issued to the underwriter in the Registrant’s 2017 initial public offering		10-K	4.3	3/29/18	001-38327

4.4	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	4.4	3/12/20	001-38327

10.1	Form of Registration Rights Agreement between the Registrant and investors for an offering completed on June 15, 2015		S-1	10.4	9/21/17	333-220550

10.2	Form of Joinder and Amendment to Registration Rights Agreement between the Registrant and investors for an offering completed on December 22, 2016		S-1	10.6	9/21/17	333-220550

10.3	Form of Indemnification Agreement between the Registrant and its directors and officers		S-1	10.10	9/21/17	333-220550

10.4	Amended and Restated License Agreement by and between the Registrant and Albert Einstein College of Medicine dated July 31, 2017†		S-1	10.11	12/13/17	333-220550

10.5	Cue Biopharma, Inc. 2016 Omnibus Incentive Plan, as amended and restated*		S-1	10.13	9/21/17	333-220550

10.6	Form of stock option award under 2016 Omnibus Incentive Plan*		S-1	10.14	9/21/17	333-220550

10.7	Cue Biopharma, Inc. 2016 Non-Employee Equity Incentive Plan*		S-1	10.15	9/21/17	333-220550

10.8	Form of stock option award under 2016 Non-Employee Equity Incentive Plan*		S-1	10.16	9/21/17	333-220550

10.9	Director Compensation Policy dated October 30, 2018*		10-K	10.10	3/14/19	001-38327

10.10	Exclusive Patent License and Research Collaboration Agreement between the Registrant and Merck Sharp & Dohme Corp. dated November 14, 2017†		S-1	10.21	12/04/17	333-220550

10.11	Executive Employment Agreement between the Registrant and Colin G. Sandercock dated as of November 15, 2017*		S-1	10.22	12/04/17	333-220550

10.12	License Agreement between the Registrant and MIL 21 E, LLC dated January 19, 2018		10-K	10.21	3/29/18	001-38327

10.13	First Amendment to the License Agreement between Registrant and MIL 21E, LLC dated June 18, 2018		8-K	10.1	6/20/18	001-38327

10.14	Executive Employment Agreement between the Registrant and Bethany Mancilla dated June 22, 2018*		10-Q	10.3	8/13/18	001-38327

10.15	Collaboration, License and Option Agreement between the Registrant and LG Chem, Ltd. dated November 6, 2018†		8-K	10.1	12/26/18	001-38327

10.16	Amendment No. 1 to Cue Biopharma, Inc. 2016 Omnibus Incentive Plan*		10-K	10.16	3/12/20	001-38327

10.17	Amended and Restated Executive Employment Agreement between the Registrant and Anish Suri dated October 3, 2019*		8-K	10.1	10/7/19	001-38327

10.18	Amended and Restated Executive Employment Agreement between the Registrant and Daniel Passeri dated October 3, 2019		8-K	10.2	10/7/19	001-38327

21	List of Subsidiaries		10-K	21	3/12/20	001-38327

23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm		10-K	23.1	3/12/20	001-38327

24.1	Power of Attorney (included on signature page of Original Filing)		10-K	24.1	3/12/20	001-38327

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	32.1	3/12/20	001-38327

101.INS	XBRL Instance Document		10-K	101.INS	3/12/20	001-38327

101.SCH	XBRL Taxonomy Extension Schema Document		10-K	101.SCH	3/12/20	001-38327

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		10-K	101.CAL	3/12/20	001-38327

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		10-K	101.DEF	3/12/20	001-38327

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		10-K	101.LAB	3/12/20	001-38327

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		10-K	101.PRE	3/12/20	001-38327

*	Indicates management compensatory plan, contract or arrangement.
†	Confidential treatment has been granted with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: April 29, 2020	By:	/s/ Daniel R. Passeri
Daniel R. Passeri Chief Executive Officer and Director (Principal Executive Officer)