Form 10-Q
period 2020-03-31
Cue Biopharma, Inc.
filed 2020-05-07
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 1, 2020, the registrant had 28,425,441 shares of Common Stock ($0.001 par value) outstanding.

CUE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$23,432	$44,290
Marketable securities	25,298	15,120
Accounts receivable	605	755
Prepaid expenses and other current assets	1,855	860
Total current assets	51,190	61,025
Property and equipment, net	1,794	1,847
Operating lease right-of-use	4,339	5,337
Deposits	2,572	2,572
Restricted cash, long term	150	150
Other long term assets	604	674
Total assets	$60,649	$71,605
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,740	$883
Accrued expenses	1,144	2,227
Research and development contract liability, current portion	4,691	4,097
Operating lease liability, current portion	4,515	4,448
Total current liabilities	12,090	11,655
Research and development contract liability, net of current portion	3,129	4,018
Operating lease liability, net of current portion	194	1,348
Total liabilities	$15,413	$17,021

Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,575,959 and 26,562,178 shares issued and outstanding, at March 31, 2020 and December 31, 2019, respectively	27	26
Additional paid in capital	166,278	163,068
Accumulated other comprehensive income/ (loss)	249	(10)
Accumulated deficit	(121,318)	(108,500)
Total stockholders’ equity	45,236	54,584
Total liabilities and stockholders’ equity	$60,649	$71,605

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Collaboration revenue	$900	$370
Operating expenses:
General and administrative	3,989	3,444
Research and development	9,906	8,353
Total operating expenses	13,895	11,797
Loss from operations	(12,995)	(11,427)
Other income:
Interest income	203	114
Other income and expense, net	(26)	46
Total other income	177	160
Net loss	$(12,818)	$(11,267)
Unrealized gains (losses) from available-for-sale securities	259	(3)
Comprehensive loss	$(12,559)	$(11,270)
Net loss per common share – basic and diluted	$(0.48)	$(0.54)
Weighted average common shares outstanding – basic and diluted	26,569,681	20,718,233

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited in thousands, except share and per share amounts)

For the three months ended March 31, 2019 and 2020:

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income/ (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2018	20,697,453	$21	$105,763	$(11)	$(71,801)	$33,972
Stock-based compensation	—	—	1,768	—	—	1,768
Exercise of stock options	85,793	—	257	—	—	257
Other comprehensive income	—	—	—	8	—	8
Net loss	—	—	—	—	(11,267)	(11,267)
Balance at March 31, 2019	20,783,246	$21	$107,788	$(3)	$(83,068)	$24,738

Balance, December 31, 2019	26,562,178	$26	$163,068	$(10)	$(108,500)	$54,584
Stock-based compensation	—	—	3,175	—	—	3,175
Exercise of stock options	13,781	1	35	—	—	36
Other comprehensive income	—	—	—	259	—	259
Net loss	—	—	—	—	(12,818)	(12,818)
Balance at March 31, 2020	26,575,959	$27	$166,278	$249	$(121,318)	$45,236

See accompanying notes to consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(12,818)	$(11,267)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	263	205
Stock-based compensation	3,175	1,768
Operating lease right of use amortization	998	1,001
Non-cash investment expense (income)	30	(45)
Other non cash charges	—	(5)
Changes in operating assets and liabilities:
Account receivable	150	—
Prepaid expenses and other current assets	(994)	(225)
Other assets	—	—
Operating lease liability	(1,087)	(756)
Accounts payable	717	858
Accrued expenses	(1,083)	361
Research and development contract liability	(295)	(370)
Net cash used in operating activities	(10,944)	(8,475)
Cash flows from investing activities
Purchases of property and equipment	—	(19)
Redemption of short term investments	—	9,500
Purchases of marketable securities	(9,950)	—
Net cash (used in) provided by investing activities	(9,950)	9,481
Cash flows from financing activities
Proceeds from exercise of stock options	36	257
Net cash provided by financing activities	36	257
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(20,858)	1,263
Cash, cash equivalents, and restricted cash at beginning of period	44,440	20,850
Cash, cash equivalents, and restricted cash at end of period	$23,582	$22,113
Supplemental disclosures of non-cash investing activities:
Purchases of property and equipment in accounts payable or accrued expenses	$140,645	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2020 and 2019

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

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations. As of March 31, 2020, the Company had unrestricted cash, cash equivalents, and marketable securities of approximately $48,730,000. Management believes that current cash and cash equivalents on hand at March 31, 2020 are sufficient to fund operations for the next twelve months from the date of issuance of these financial statements; however, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop the Company’s product candidates in order to generate future revenue streams.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of March 31, 2020, and for the three months ended March 31, 2020, and 2019, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary Cue Biopharma Securities Corporation, Inc., which was formed in December 2018 and incorporated in the Commonwealth of Massachusetts. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020, as amended on Form 10-K/A filed with the SEC on March 12, 2020.

Interim results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, or any future periods.

Public Offerings

In March 2020, the Company entered into an at-the-market equity offering sales agreement with Stifel Nicolaus & Company, Inc. (“Stifel”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $35 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent.  The sales agreement will terminate upon the earliest of (a) the sale of $35 million of shares of the Company’s common stock or (b) the termination of the sales agreement by the Company or Stifel.  As of March 31, 2020, the Company had initiated the sale of 493,400 shares of common stock under the sales agreement for proceeds of approximately $6.3 million, net of commissions paid, but excluding estimated transaction expenses.  These transactions were completed and recorded in April 2020.

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

Marketable Securities

Marketable securities consist of investments with original maturities greater than ninety days and less than one year from the balance sheet date.  The Company classifies all of its investments as available-for-sale securities.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  Unrealized gains and losses are recognized and determined on a specific identification basis and are included in other comprehensive loss. Realized gains and losses are determined on a specific identification basis and are included in other income (loss) on the income statement.  Amortization and accretion of discounts and premiums is recorded in interest income.  The Company has invested available cash in United States Treasury obligations.

Restricted Cash

The Company had $150,000 in restricted cash deposited with a commercial bank to collateralize a credit card as of March 31, 2020 and December 31, 2019.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 14 years at March 31, 2020. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date. The Company recorded approximately $14,500 in amortization related to the trademark at March 31, 2020.

Revenue Recognition

The Company recognizes collaboration revenue under certain of the Company’s license or collaboration agreements that are within the scope of ASC 606. The Company’s contracts with customers typically include promises related to licenses to intellectual property and research and development services.  If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. Accordingly, the transaction price is generally comprised of a fixed fee due at contract inception and variable consideration in the form of milestone payments due upon the achievement of specified events and tiered royalties earned when customers recognize net sales of licensed products. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes the “most likely amount” method to estimate the amount of variable consideration, to predict the amount of consideration to which it will be entitled for its one open contract. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of each arrangement that includes development and regulatory milestone payments, the Company evaluates whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. Currently, the Company has one contract with an option to acquire additional goods and/or services in the form of additional research and development services for additional product candidates which it evaluated and determined was not a material right related to such agreement and so was not included in the transaction price.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to expense as incurred. For the three months ended March 31, 2020 and 2019, patent expenses were $655,000 and $569,000, respectively. Patent expenses are included in general and administrative expenses in the Company’s statements of operations.

Licensing Fees and Costs

Licensing fees and costs consist primarily of costs relating to the acquisition of the Company’s license agreement with the Albert Einstein College of Medicine (“Einstein”), including related royalties, maintenance fees, milestone payments and product development costs. Licensing fees and costs are charged to expense as incurred.

Long-Lived Assets

The Company reviews long-lived assets, consisting of property and equipment, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. During the three months ended March 31, 2020 and 2019, there were no disposals of property and equipment.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, for most lease arrangements on the balance sheet.  Under the standard, disclosure of key information about leasing arrangements to assist users of the financial statements with assessing the amount, timing and uncertainty of cash flows arising from leases are required. The new standard is effective for fiscal years beginning after December 15, 2018.

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

The adoption of ASC 842 on January 1, 2019 resulted in the recognition of approximately $9,692,000 of right-of-use asset and $9,347,000 of lease liabilities on the Company’s balance sheet.  The adoption did not have a material net impact on the Company’s consolidated statements of operations or accumulated deficit. Please refer to Note 10 for more detail.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized.  Other comprehensive income or loss is defined as the change in equity during a period from transactions and other and other events and circumstances from non-owner sources.   Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss).  Comprehensive income (loss) includes net income (loss) as well as changes in stockholders’ equity that result from transactions and economic events other than those with stockholders.  The Company’s only element of other comprehensive income (loss) in all periods presented was unrealized gain or loss on available-for-sale securities.

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

At March 31, 2020, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2020	2019
Common stock warrants	1,189,827	1,252,441
Common stock options	5,757,573	5,214,753
Total	6,947,400	6,467,194

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

The Company had approximately $17,538,000 in cash equivalents and $25,298,000 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet as of March 31, 2020. The Company had approximately $39,304,000 in cash equivalents and $15,120,000 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet as of December 31, 2019.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2020
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$17,538	$—	$—	$17,538
Marketable securities	—	25,298	—	25,298
Total	$17,538	$25,298	$—	$42,836

	Fair Value Measurements as of December 31, 2019
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$39,304	$—	$—	$39,304
Marketable securities	—	15,120	—	15,120
Total	$39,304	$15,120	$—	$54,424

As of March 31, 2020, the Company reported approximately $42,836,000 of cash equivalents and marketable securities. The Company’s cash equivalents that are invested in money market funds are valued using Level 1 inputs for identical securities.  The Company measures the fair value of marketable securities that are invested in United States Treasury securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the three months ended March 31, 2020, there were no transfers between Level 2 and Level 3. All Level 2 securities are classified as Debt Securities and are not subject to Accounting Standard Update (ASU) 2016-01, related to other comprehensive income (loss). As of December 31, 2019, the Company reported approximately $54,424,000 of cash equivalents and marketable securities.  During the year ended December 31, 2019, there were no transfers between Level 2 and Level 3.

The carrying values of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.

4.	Marketable Securities

As of March 31, 2020 and December 31, 2019, the fair value of available-for-sale marketable securities by type of security was as follows:

	March 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$25,049	$249	$—	$25,298
	$25,049	$249	$—	$25,298

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$15,130	$—	$(10)	$15,120
	$15,130	$—	$(10)	$15,120

At March 31, 2020, there were $25,298,000 of investments in marketable securities.  At December 31, 2019, marketable securities consisted of approximately $15,120,000 of investments that mature within twelve months.      `

5.	Property and Equipment

Property and equipment as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Computer equipment	$268	$192
Laboratory equipment	3,653	3,588
Furniture and fixtures	93	93
	4,014	3,873
Less: Accumulated depreciation	$(2,220)	$(2,026)
Total property and equipment, net	$1,794	$1,847

Depreciation expense for the three months ended March 31, 2020 and 2019 was approximately $194,000 and $205,000, respectively, which excludes trademark amortization expense of approximately $3,000, and amortization of capitalized license expenses of approximately $66,000 for the three months ended March 31, 2020. There were no disposals of property and equipment for the three months ended March 31, 2020 and 2019.

6.	Stock-Based Compensation

Stock Option Valuation

For stock options requiring an assessment of value during the three months ended March 31, 2020, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

March 31, 2020
Risk-free interest rate	1.00 to 1.56%
Expected dividend yield	0%
Expected volatility	98.0-99.6%
Expected life	4.0 to 6.25 years

A summary of stock option activity for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2019	4,793,253	$7.10	5.64
Granted	728,100	16.47
Exercised	(13,781)	2.86
Cancelled
Stock options outstanding at March 31, 2020	5,507,572	8.35	5.84
Stock options exercisable at March 31, 2020	2,570,010	$6.25	4.11

The Company recognized approximately $2,757,000 in stock-based compensation during the three months ended March 31, 2020, related to incentive stock option activity. As of March 31, 2020, total unrecognized stock-based compensation was approximately $18,741,100, which is expected to be recognized as an operating expense in the Company’s consolidated statement of operations and other comprehensive loss through June 2023.

The intrinsic value of exercisable but unexercised in-the-money stock options at March 31, 2020, was approximately $20,476,100, based on a fair value of $6.25 per share on March 31, 2020.

Option Amendments- Modification of Incentive Stock Options

During the three months ended March 31, 2020, the following event resulted in the amendment to terms of outstanding stock option awards:

On January 21, 2020 an employee who had an employment agreement in place that prescribed certain benefits to the employee upon termination of employment, resigned.  Per the employment agreement, upon termination (i) all unvested stock options would accelerate and become vested as of the termination date, and (ii) the options would remain exercisable, to the extent applicable, following the date of termination for the period prescribed in the equity award plan. As of January 21, 2020, the terminated employee held outstanding options to purchase an aggregate of 215,000 shares of the Company's common stock at a weighted average exercise price of $4.96 per share, including unvested options to purchase 94,375 shares at a weighted average exercise price of $7.83 per share. On January 21, 2020 the unvested portion of the outstanding options vested and the post-employment option exercise period was extended from 90 days, as prescribed to the equity award plan, to 12 months from the date of the termination.

The Company calculated the change in stock-based compensation cost associated with the previously described stock option modifications pursuant to the applicable guidance in FASB ASC Topic 718, Compensation—Stock Compensation. The change in compensation cost was determined by calculating the difference between (a) the estimated fair value of each option award immediately prior to the modifications and (b) the estimated fair value of each option award immediately after the modifications. The fair value of each option award immediately prior to and immediately after modification was estimated using the Black-Scholes option-pricing model to determine an incremental fair value, consistent with and in accordance with the Company’s existing accounting policy for stock compensation (see Note 2). The total additional compensation cost associated with the previously described modifications was determined to be approximately $217,000, which was expensed in the three months ended March 31, 2020.

Restricted Stock Units

On October 3, 2019, the Company granted 100,000 restricted stock units (“RSUs”) with time-based vesting conditions to an executive officer. During the year ended December 31, 2019, the Company awarded 100,000 RSUs at an average grant date fair value of $7.53 per share. The RSUs vest in three substantially equal installments beginning on grant date, and annually thereafter. Compensation expense is recognized on a straight-line basis.

On February 5, 2020, the Company granted 150,000 RSUs with time-based vesting conditions to an executive officer. During the three months ended March 31, 2020, the Company awarded 150,000 RSUs at an average grant date fair value of $18.96 per share. One-half of the RSUs vest on September 30, 2021, and the balance vest on March 31, 2022. Compensation expense is recognized on a straight-line basis.

On March 31, 2020, the Company granted 50,000 RSUs with time-based vesting conditions to an executive officer. During the three months ended March 31, 2020, the Company awarded 50,000 RSUs at an average grant date fair value of $14.19 per share. The RSUs vest in three substantially equal installments beginning on grant date, and annually thereafter. Compensation expense is recognized on a straight-line basis. The Company did not include the 50,000 RSUs granted or 16,666 RSUs vested at grant date in the shares outstanding balance as of March 31, 2020, as the shares had not settled as of March 31, 2020.

The following table summarizes the RSU activity under the 2016 Omnibus Incentive Plan for the three months ended March 31, 2020:

Restricted Securities	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance as of December 31, 2019	66,667	$7.53
Granted	200,000	$17.76
Vested/Released	(16,666)	$14.19
Forfeited
Nonvested balance at March 31, 2020	250,001	15,27

The Company recognized approximately $418,000 in stock-based compensation during the three months ended March 31, 2020, related to restricted stock unit activity. As of March 31, 2020, total unrecognized stock-based compensation was approximately $3,577,000, which is expected to be recognized as an operating expense in the Company’s consolidated statement of operations and other comprehensive loss through June 2022.

Stock-based Compensation

Stock-based compensation for the three months ended March 31, 2020 and 2019 was included in the consolidated statement of operations and other comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
General and administrative	$1,017	$560
Research and development	2,158	1,208
Total	$3,175	$1,768

7.	Warrants

The Company had two tranches of common stock warrants outstanding at March 31, 2020.  The first tranche is exercisable for an aggregate of 370,370 shares of common stock issued on June 15, 2015 with an exercise price of $2.70 per share.  These warrants were issued with a 7 year term and expire on June 15, 2022.  In December 2019, common stock warrants exerciseable for an aggregate of 48,111 shares of common stock were exercised via a cashless exercise for which 37,601 shares of common stock were issued, and 10,510 shares were withheld, leaving 322,259 shares remaining to be issued upon exercise of the tranche of warrants. The second tranche is exercisable for an aggregate of 882,071 shares of common stock issued on December 27, 2017 with an exercise price of $9.38 per share. The second tranche is exercisable for an aggregate of 882,071 shares of common stock were issued on December 27, 2017 with an exercise price of $9.38 per share.  These warrants were issued with a 5 year term and expire on December 26, 2022. In December 2019, common stock warrants exercisable for an aggregate of 14,503 shares of common stock were exercised via cashless exercise for which 6,718 shares of common stock were issued, and 7,785 shares were withheld, leaving 867,568 shares remaining to be issued upon exercise of the tranche of warrants. The intrinsic value of exercisable but unexercised in-the-money common stock warrants at March 31, 2020 was approximately $7,880,000 based on a fair value of $14.19 per share on March 31, 2020.

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

The Company does not believe that any variable consideration should be included in the transaction price at March 31, 2020.  Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.  For the three months ended March 31, 2020 and 2019, the Company recorded approximately $55,000 and $370,000, respectively in collaboration revenue related to this agreement. As of March 31, 2020, the Company recorded short and long-term research and development liabilities on its balance sheet dated of approximately $428,000 and $0, respectively.

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

On May 16, 2019, LG Chem paid the Company a $2.5 million milestone payment for the United States Food and Drug Administration (“FDA”) acceptance of the Investigational New Drug (“IND”) for the Company’s lead drug candidate, CUE-101, pursuant to the LG Chem Agreement.  The $2.5 million milestone payment was recorded as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Of the $2.5 million milestone payment, approximately $412,500 was recognized as tax withholding, shown as income tax expense on the statement of operations and comprehensive loss. The Company recorded short and long-term research and development liabilities on its balance sheet of approximately $4,263,000 and $3,130,000, respectively, as of March 31, 2020.

Aside from the $2.5 million milestone payment, the Company does not believe that any variable consideration should be included in the transaction price as of March 31, 2020.  Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.  For the three months ended March 31, 2020, and 2019, the Company recognized revenue of approximately $844,000 and approximately $0, respectively, related to this agreement.

The Company considered the capitalization of contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers.  There were no contract costs identified in the Collaboration Agreement with Merck.  As it related to the LG Chem agreement, the Company capitalized license expenses of approximately $459,000 as of March 31, 2020, pursuant to the Einstein license agreement which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. This amount is comprised of approximately $438,000 of capitalized license expenses related to the upfront payment received from LG Chem in December 2018 and approximately $313,000 in capitalized license expenses related to the milestone payment received in June 2019, net of accumulated amortization of approximately $292,000.  As of March 31, 2020, $265,000 was included in prepaid expenses and other short-term assets and $194,000 is included in other long-term assets related to the LG Chem agreement.

9.	Commitments and Contingencies

Einstein License Agreement

In 2015, the Company entered into the Einstein License with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T-cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T-cell targeting peptides. On July 31, 2017, the Company entered into an amended and restated license agreement which modified certain obligations of the parties under the Einstein License.  For the three months ended March 31, 2020 and 2019, the Company incurred approximately $18,750, and $12,500 respectively, in fees and expenses to Einstein in relation to this license.

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

In exchange for the licenses and other rights granted to Merck under the Collaboration Agreement, Merck paid to the Company a $2.5 million nonrefundable up-front payment. Additionally, the Company may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, the Company is eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Collaboration Agreement requires the Company to use the first $2.5 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales. For the three months ended March 31, 2020 and 2019, the Company recorded approximately $55,000 and $370,000, respectively, in collaboration revenue related to this agreement.

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

On May 16, 2019, LG Chem paid the Company a $2.5 million milestone payment for the FDA acceptance of the IND for the Company’s lead drug candidate, CUE-101, pursuant to the LG Chem Agreement.  The $2.5 million milestone payment was recorded as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement pursuant to the Company’s revenue recognition policy. For the three months ended March 31, 2020 and 2019, the Company recorded approximately $844,000 and $0, respectively in collaboration revenue related to this agreement.

Contingencies

The Company accrues for contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in these consolidated financial statements.

The Company may be subject to various legal proceedings from time to time as part of its business. As of March 31, 2020, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

10.	Leases

The Company leases approximately 19,900 square feet of office space in Cambridge, Massachusetts under a lease that began in May 2018 and is scheduled to expire on April 14, 2021 (the “Lease”). Upon adoption of ASU 2016-02 (ASC 842), the Company recorded a right-of-use asset and corresponding lease liability for the Lease on January 1, 2019, by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate annually, over the 2.3-year remaining term.

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

The adoption of ASC 842 on January 1, 2019 resulted in the recognition of approximately $9,692,000 of right-of-use asset and $9,347,000 of lease liabilities on the Company’s balance sheet.  The adoption did not have a material net impact on the Company’s consolidated statements of operations or accumulated deficit.  The Company will review the classification of newly entered leases as either an operating or a finance lease and recognize a related right-of-use asset and lease liability on its balance sheet upon commencement.

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

On September 20, 2018, the Company entered into an operating lease for additional laboratory space in Cambridge, Massachusetts for the period from October 15, 2018 through April 14, 2021. The lease contains escalating payments during the lease period. The monthly rental rate under the lease agreement is $72,600 for the first 12 months and $78,600 for the remainder of the term. Upon execution of this lease agreement the Company prepaid twelve months rent pursuant to the lease agreement executed on September 20, 2018.  As of March 31, 2020 and December 31, 2019, a security deposit of approximately $177,000 is included in deposits on the Company’s balance sheet.

On September 16, 2019, the Company entered into an amended lease agreement that removed one holding room from the additional laboratory space lease entered into on September 20, 2018. The amendment was effective beginning on October 1, 2019 and expires on April 14, 2021. The monthly rental rate under the amended lease agreement decreased from $78,600 to $58,995 for the remainder of the lease term. The partial termination of the lease did not change the classification of the lease and remained accounted for as an operating lease. The weighted-average discount rate remained the same at 6%. The Company accounted for the lease modification under ASC 842 that removed one holding room by electing Approach 1, which remeasured the right of use asset on the basis of the amount of the liability change. The modification of the partial termination resulted in a reduction to right-of-use asset and lease liability of $335,465 and $327,079, respectively. The difference of $8,386 was recorded as a loss to the right-of-use asset as of December 31, 2019. At March 31, 2020, the Company recorded approximately $4,339,000 to operating right-of-use asset, and approximately $4,515,000 and $194,000 to short and long-term operating lease liability, respectively. At March 31, 2020 the remaining lease term was 1.29 years.

Future minimum lease payments under these leases at March 31, 2020 are as follows:

Year	(in thousands)
2020	4,674
2021	195
Total lease payment	$4,869
Less: present value discount	(160)
Total	$4,709

Total rent expense of approximately $1,080,000 and $1,137,000 was included in the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, respectively. Other information pertaining to the Company’s operating leases for the three months ended March 31, 2020 are summarized in the table below.

Other information (in thousands)	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$893
Operating lease cost	$1,080

Weighted average discount rate	6.0%

Weighted average remaining lease term	1.08 years

The Company recorded a right of use asset of approximately $4,339,000 and lease liability of approximately $4,709,000 at March 31, 2020. The change in the right of use asset and lease liability is due to rental expense of approximately $1,080,000 and $1,137,000, recorded during the three months ended March 31, 2020, and 2019, respectively.

11.	Subsequent Events

The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued, to ensure that this submission includes appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred subsequently but were not recognized in the consolidated financial statements.

In March 2020, the Company entered into an at-the-market equity offering sales agreement with Stifel Nicolaus & Company, Inc. (“Stifel”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $35 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent.  The sales agreement will terminate upon the earliest of (a) the sale of $35 million of shares of the Company’s common stock or (b) the termination of the sales agreement by the Company or Stifel.  As of March 31, 2020, the Company had initiated the sale of 493,400 shares of common stock under the sales agreement for proceeds of approximately $6.3 million, net of commissions paid, but excluding estimated transaction expenses.  These transactions were completed in April 2020 at which time the shares were issued and cash proceeds were received.  As of May 7, 2020 we had sold a total of 1,824,901 common shares under the sales agreement for proceeds of approximately $34.3 million, net of commissions paid, but excluding estimated transaction expenses.

The COVID-19 outbreak, which the World Health Organization has classified as a pandemic, has prompted governments and regulatory bodies throughout the world to issue “stay-at-home” or similar orders, and enact restrictions on the performance of “non-essential” services, public gatherings and travel.

Beginning in March 2020, we undertook temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring most employees to work remotely, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. To date we do not believe these actions have had a significant negative impact on our operations. However, these actions or additional measures we may undertake may ultimately delay progress our developmental goals or otherwise negatively affect our business.  In addition, third-party actions taken to contain its spread and mitigate its public health effects of COVID-19 may negatively affect our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cue Biopharma, Inc. (“Cue,” “we”, “us” “our” or the “Company”) should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on March 12, 2020, as amended on Form 10-K/A filed by us with the SEC on March 12, 2020 and on Form 10-K/A filed by us with the SEC on April 29, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate,” “strategy,” “future,” “likely” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding anticipated results of our drug development efforts, including study results, our expectations regarding regulatory developments and expected future operating results. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, our limited operating history, limited cash and a history of losses; our ability to achieve profitability; potential setbacks in our research and development efforts including negative or inconclusive results from our preclinical studies; our ability to secure required Food and Drug Administration (“FDA”) or other governmental approvals for our product candidates and the breadth of any approved indication; adverse effects on our business caused by public health pandemics, including COVID-19; negative or inconclusive results from our clinical studies or serious and unexpected drug-related side effects or other safety issues experienced by participants in our clinical trials; delays and changes in regulatory requirements, policy and guidelines including potential delays in submitting required regulatory applications to the FDA; our reliance on licensors, collaborators, contract research organizations, suppliers and other business partners; our ability to obtain adequate financing to fund our business operations in the future; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our most recently filed Annual Report on Form 10-K and any subsequently filed Quarterly Report(s) on Form 10-Q. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

Cue Biopharma is a clinical-stage biopharmaceutical company engineering a novel class of injectable biologics to selectively engage and modulate targeted T cells within the body. Our proprietary Immuno-STAT™ (Selective Targeting and Alteration of T Cells) platform is engineered to selectively engage and modulate disease relevant T cells directly within the body which we believe will allow us to harness the fullest potential of an individual’s intrinsic immune repertoire for restoring health while avoiding the deleterious side-effects of broad immune activation (for immuno-oncology or infectious disease indications) or broad immune suppression (for autoimmunity and inflammation). In addition to the selective control of T cell activity, we believe Immuno-STATs offer several key points of potential differentiation over competing approaches, including modularity and versatility providing broad disease coverage, manufacturability, and convenient administration.

Through protein engineering, we leverage the modular and versatile nature of the Immuno-STAT platform to design therapeutics for selective immune modulation in cancer, chronic infectious disease, and autoimmune disease. To address the needs of these clinical indications, we have developed three biologic series, CUE-100, CUE-200, and CUE-300, each possessing distinct signaling modules that underscore unique biological mechanisms that may be applied across many diseases.  The CUE-100 series exploits engineered IL-2 in context of the core Immuno-STAT framework for activation of tumor-specific T cells, while the CUE-200 series is focused on co-stimulatory T cell signaling pathways including activation signals CD80 and/or 4-1BBL. The CUE-300 series is being developed for autoimmune diseases for selective modulation of the autoreactive T cell repertoire.

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

We have made significant progress furthering the advancement of the CUE-100 series.  We dosed the first patient in September 2019 in a Phase 1 clinical trial of CUE-101 for the treatment of HPV16-driven recurrent/metastatic head and neck squamous cell carcinoma (HNSCC). During the second half of 2020 we plan to expand this Phase 1 clinical trial to evaluate the combination of CUE-101 with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) as a first-line therapy. Enabled by the company’s proprietary Immuno-STAT platform, CUE-101 is the company’s lead biologic drug candidate, designed to directly engage and activate T cells in the body to target HPV-driven cancers. The CUE-101 program is representative of the IL2-based CUE-100 series for which we have generated a robust preclinical data package, including activation of HPV specific T cells from human blood. These data were recently published in a peer-reviewed journal (Quayle et al., Clinical Cancer Research 2020, https://clincancerres.aacrjournals.org/content/early/2020/01/15/1078-0432.CCR-19-3354).

We are currently advancing a pipeline of additional promising preclinical candidates that hold the potential to treat multiple cancers, and with recent advances with the CUE-300 series for autoimmune disorders, we expect to develop a growing pipeline of promising autoimmune candidates during 2020 and 2021. Furthermore, we also have the potential of developing a pipeline of Immuno-STATs for treating chronic infectious diseases with the CUE-200 series.

Coronavirus (“COVID-19”) Pandemic

The COVID-19 outbreak, which the World Health Organization has classified as a pandemic, has prompted governments and regulatory bodies throughout the world to issue “stay-at-home” or similar orders, and enact restrictions on the performance of “non-essential” services, public gatherings and travel.

Beginning in March 2020, we undertook temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring most employees to work remotely, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. To date we do not believe these actions have had a significant negative impact on our operations. However, these actions or additional measures we may undertake may ultimately delay progress our developmental goals or otherwise negatively affect our business.  In addition, third-party actions taken to contain its spread and mitigate its public health effects of COVID-19 may negatively affect our business.

Plan of Operation

Our technology is in the development phase. We believe that our licensed platforms have the potential for creating a diverse pipeline of strong product candidates addressing multiple medical indications. The Company intends to maximize the value and probability of commercialization of its Immuno-STAT™ product candidates by focusing on research, testing, optimizing, conducting pilot studies, performing early stage clinical development and partnering for more extensive, later stages of clinical development, as well as seeking extensive patent protection and intellectual property development.

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

Critical Accounting Policies and Significant Judgements and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments, including those described below, on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020.

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

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Until the Company has established a trading market for its common stock that approximates the expected term of the granted options, estimated volatility is based on the average historical volatilities of comparable public companies in a similar industry. The expected dividend yield is based on the current yield at the grant date; the Company has never declared or paid dividends and has no plans to do so for the foreseeable future. As permitted by Staff Accounting Bulletin No. 107, due to the Company’s lack of trading history and option activity, management utilizes the simplified method to estimate the expected term of options at the date of grant. The exercise price is determined based on the fair value of the Company’s common stock at the date of grant. The Company accounts for forfeitures as they occur.

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

The Company holds an exclusive worldwide license, with the right to sublicense, import, make, have made, use, provide, offer to sell, and sell all products, processes and services that use the patents covered by the Einstein License, including certain technology received from Einstein related thereto (the “Licensed Products”). Under the Einstein License, the Company is required to:

•	Pay royalties and amounts based on certain percentage of proceeds, as defined in the Einstein License, from sales of Licensed Products and sublicense agreements.
•	Pay escalating annual maintenance fees, which are non-refundable, but are creditable against the amount due to Einstein for royalties.
•

Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. For the three months ended March 31, 2020, none of these milestones had been achieved by the Company.

•	Incur minimum product development costs per year until the first commercial sale of the first Licensed Product.

The Company was in compliance with its obligations under the Einstein License at March 31, 2020.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if the Company fails to meet its obligations thereunder.

The Company accounts for the costs incurred in connection with the Einstein License in accordance with ASC 730, Research and Development. For the three months ended March 31, 2020 and 2019, costs incurred with respect to the Einstein License aggregate $18,750 and $12,500, respectively, for such period. Such costs are included in research and development costs in the statement of operations.

Pursuant to the Einstein License, the Company issued to Einstein 671,572 shares of common stock of the Company in connection with the consummation of the initial public offering of its common stock on December 27, 2017.

Collaboration Agreement with Merck

On November 14, 2017, the Company entered into an Exclusive Patent License and Research Collaboration Agreement (the “Merck Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) for a partnership to research and develop certain of the Company’s proprietary biologics that target certain autoimmune disease indications (the “Initial Indications”). We view the Merck Agreement as a component of our development strategy since it will allow us to advance our autoimmune programs in partnership with a world class pharmaceutical company, while also continuing our focus on our more advanced cancer programs. The research program outlined in the Merck Agreement entails (1) our research, discovery and development of certain Immuno-STAT™ drug candidates up to the point of demonstration of certain biologically relevant effects (“Proof of Mechanism”) and (2) the further development by Merck of the Immuno-STAT™ drug candidates that have demonstrated Proof of Mechanism (the “Proposed Product Candidates”) up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates’ profiles as described in the Merck Agreement.

For the purposes of this collaboration, the Company granted to Merck under the Merck Agreement an exclusive license under certain of its patent rights, including a sublicense of patent rights licensed from Einstein, to the extent applicable to the specific Immuno-STAT™ that are elected to be developed by Merck.  So long as Merck continues product development on a Proposed Product Candidate, the Company is restricted from conducting any development activities within the Initial Indication covered by such Proposed Product Candidate other than pursuant to the Merck Agreement.

In exchange for the licenses and other rights granted to Merck under the Merck Agreement, Merck paid to the Company a $2.5 million nonrefundable up-front payment. Additionally, the Company may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, the Company is eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Merck Agreement requires the Company to use the first $2.5 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales. For the three months ended March 31, 2020 and 2019, the Company recorded approximately $55,000 and $370,000, respectively, in collaboration revenue related to this agreement.

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

Pursuant to the LG Chem Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products.  In return for performing CMC process development, LG Chem is eligible to receive low-single digit royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. Furthermore, should the parties enter into a Global License and Collaboration Agreement for an Additional Immuno-STAT, LG Chem will pay us a one-time, non-refundable, non-creditable upfront payment and we will be eligible to receive up to approximately $470 to $675 million in fees and milestone payments as well as tiered royalty payments on future global sales that range from high-single digits to mid-double digit teens in the United States and mid-single to low-double digits outside of the United States.  The amount of fees and milestone payments, as well as whether we receive royalty payments, will depend on when LG Chem nominates the Additional Immuno-STAT Biologic, the number of alleles selected by LG Chem and whether we exercise our option to co-develop and co-commercialize the additional program worldwide, in which case we would share costs and profits instead of receiving royalties and post-option-exercise milestones. For the three months ended March 31, 2020 and 2019, the Company recognized approximately $844,000 and $0, respectively, in collaboration revenue related to this agreement.

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

Results of Operations

Collaboration Revenue

The Company has not generated commercial revenue from product sales. To date, the Company has generated collaboration revenue from the Merck Agreement and the LG Chem Agreement.

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

Three Months Ended March 31, 2020 and 2019

The Company’s statements of operations for the three months ended March 31, 2020 and 2019, as discussed herein are presented below.

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Collaboration revenue	$900	$370
Operating expenses:
General and administrative	3,989	3,444
Research and development	9,906	8,353
Total operating expenses	13,895	11,797
Loss from operations	(12,995)	(11,427)
Other income:
Interest income	203	114
Other income and expense, net	(26)	46
Total other income	177	160
Net loss	$(12,818)	$(11,267)
Unrealized gains (losses) from available-for-sale securities	259	(3)
Comprehensive loss	$(12,559)	$(11,270)
Net loss per common share – basic and diluted	$(0.48)	$(0.54)
Weighted average common shares outstanding – basic and diluted	26,569,681	20,718,233

Collaboration Revenue

Collaboration revenue was $900,000 and $370,000 for the three months ended March 31, 2020 and 2019, respectively. All collaboration revenue recognized was related to the performance of services under our Collaboration Agreements with Merck and LG Chem.

General and Administrative

General and administrative expenses totaled approximately $3,989,000 and $3,444,000 for the three months ended March 31, 2020 and 2019, respectively. This increase of approximately $545,000 was due primarily to stock-based compensation related to executive management and legal costs. We expect our general and administrative expenses to increase as we continue to expand our operations.

General and administrative expenses for the three months ended March 31, 2020 consisted of expenses related to employee and board compensation of approximately $1,045,000, stock based compensation of $1,017,000, professional and consulting fees of $1,323,000, rent of $257,000, insurance expense of $63,000, depreciation and amortization of $24,000, travel of $26,000, investor relations of $45,000, and other expenses of $190,000. General and administrative expenses for the three months ended March 31, 2019 included expenses related to employee and board compensation of approximately $1,077,000, professional and consulting fees of $1,071,000, rent of $236,000, depreciation and amortization of $1,000, insurance expense of $155,000, stock-based compensation of $560,000, travel of $37,000, and other expenses of $297,000.

Research and Development

Research and development expenses totaled approximately $9,906,000 and $8,353,000 for the three months ended March 31, 2020 and 2019, respectively. This increase of approximately $1,553,000 was due primarily to the increase in laboratory and drug substance manufacturing costs. We expect our research and development expenses to increase as we expand our clinical development activities.

Research and development expenses for the three months ended March 31, 2020 included expenses related to employee and Scientific and Clinical Advisory Board compensation of approximately $2,046,000, stock-based compensation of $2,158,000, depreciation and amortization of $239,000, research and laboratory expenses of $3,031,000, clinical expenses of $995,000, rent of $823,000, other professional fees of $120,000, licensing fees of $26,000, insurance expense of $160,000, travel of $24,000, and other expenses of $284,000. Research and development expenses for the three months ended March 31, 2019 included expenses related to employee and Scientific and Clinical Advisory Board compensation of $1,807,000, depreciation and amortization of $197,000, stock-based compensation of $1,208,000, research and laboratory expenses of $2,725,000, rent of $901,000, other professional fees of $929,000, licensing fees of $320,000, travel expenses of $22,000 and other expenses of $244,000.

Interest Income

Interest income was approximately $203,000 for the three months ended March 31, 2020, as compared to $114,000 for the three months ended March 31, 2019. The increase in interest income was due to the investment of an increased portion of the Company’s cash in cash equivalents and marketable securities during 2020.

Other Income and Expense

Other income and expense for the three months ended March 31, 2020 was comprised of approximately $26,000 in expense resulting from amortization discounts received on certain of the Company’s marketable securities, compared to $46,000 in amortization discounts received for the three months ended March 31, 2019.

Liquidity and Capital Resources

The Company has financed its working capital requirements primarily through private and public offerings of equity securities and cash received from Merck and LG Chem under the respective collaboration agreements. At March 31, 2020, the Company had unrestricted cash, cash and cash equivalents, and marketable securities totaling approximately $48,730,000 available to fund the Company’s ongoing business activities. Additional information concerning the Company’s financial condition and results of operations is provided in the financial statements included in this report.

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

The Company believes that its existing cash resources will be sufficient to fund the Company’s projected operating requirements for the next 12 months from the issuance of this report based on current operating plans. Until the Company is able to generate sustainable revenues that generate operating profitability and positive operating cash flows, the Company expects to finance its future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. However, there can be no assurances that the Company will be able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund its future operating requirements, if at all. If the Company is unable to obtain sufficient cash resources to fund its operations, the Company may be forced to reduce or discontinue its operations entirely.

In March 2020, the Company entered into an at-the-market equity offering sales agreement with Stifel Nicolaus & Company, Inc. (“Stifel”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $35 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent.  The sales agreement will terminate upon the earliest of (a) the sale of $35 million of shares of the Company’s common stock or (b) the termination of the sales agreement by the Company or Stifel. As of March 31, 2020, the Company had initiated the sale of 493,400 shares of common stock under the sales agreement for proceeds of approximately $6.3 million, net of commissions paid, but excluding estimated transaction expenses. These transactions were completed and recorded in April 2020.  As of May 7, 2020 we had sold a total of 1,824,901 common shares under the sales agreement for proceeds of approximately $34.3 million, net of commissions paid, but excluding estimated transaction expenses.

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

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
(in thousands)
Net cash provided by (used in):
Operating activities	$(10,944)	$(8,475)
Investing activities	(9,950)	9,481
Financing activities	36	257
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(20,858)	$1,263

Operating Activities

During the three months ended March 31, 2020, the Company used cash of approximately $10,944,000 in operating activities, as compared to approximately $8,475,000 in operating activities during the three months ended March 31, 2019, an increase of approximately $2,469,000. Cash used in operating activities during the three months ended March 31, 2020 consisted primarily of our net loss of approximately $12,818,000, and reflected the following changes in account balances: an increase of approximately $994,000 in prepaid expenses, and decreases of approximately $1,083,000 in accrued expenses and $295,000 in research and development contract liabilities, $1,087,000 in operating lease liabilities, offset by increases of $150,000 in accounts receivable, and $717,000 in accounts payable, as well as increases of non-cash charges in operating lease right of use amortization of approximately $998,000, depreciation and amortization of $263,000, non-cash investment expense of $30,000, and stock based compensation of $3,175,000. Cash used in operating activities during the three months ended March 31, 2019, consisted primarily of our net loss of approximately $11,267,000, and reflected the following changes in account balances: decreases of approximately $756,000 in operating lease liability, $225,000 in prepaid expenses, and $370,000 in research and development contract liabilities, offset by approximately $205,000 in depreciation, $1,768,000 in stock-based compensation, non-cash operating lease liability of approximately $1,001,000, accrued expenses of $361,000, and an increase in accounts payable of $858,000.

Investing Activities

During the three months ended March 31, 2020, the Company’s investing activities used $9,950,000 in cash, compared to cash provided by investing activities of approximately $9,481,000 during the three months ended March 31, 2019, a decrease of $19,431,000. Cash used in investing activities during the three months ended March 31, 2020 consisted primarily of approximately $10,000,000 for the purchase of short-term investments, offset by a discount on securities purchased of approximately $50,000. Cash provided by investing activities for the three months ended March 31, 2019 consisted primarily of approximately $9,500,000 for the redemption of short term investments, and $19,000 for the purchase of office and laboratory equipment.

Financing Activities

During the three months ended March 31, 2020, the Company generated cash from financing activities of approximately $36,000, compared to approximately $257,000 in cash proceeds, a decrease of approximately $221,000.  Cash generated from financing activities was from the exercise of common stock options during the three months ended March 31, 2019.three months ended March 31, 2020

Principal Commitments

Einstein License Agreement

The Company’s commitments with respect to the Einstein License are summarized above at “Significant Contracts and Agreements Related to Research and Development Activities”.

Off-balance sheet arrangements

At March 31, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time.  In evaluating the Company and its business, you should carefully consider the information included in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, and in “Part II, Item 1A. Risk Factors” in any subsequently filed Quarterly Report(s) on Form 10-Q.   Except as described below, there have been no material changes to such risk factors as of March 31, 2020.

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), surfaced in Wuhan, China. Since then, COVID-19 has spread to countries around the world and has been declared a pandemic by the World Health Organization. Beginning in March 2020, we undertook temporary precautionary measures to help minimize the risk of the virus to our employees, including temporarily requiring most employees to work remotely, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. We may take additional measures, any of which could negatively affect our business.

As a result of the COVID-19 outbreak, or similar pandemics, we have and may in the future experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	supply chain disruptions making it difficult to order and receive materials needed for development of our product candidates;
•	government responses including orders that make it difficult to remain open for business, and other seen and unforeseen actions taken by government agencies;
•

absenteeism or loss of employees at our Company, or at our collaborator companies, due to health reasons or government restrictions, that are needed to develop, validate, manufacture and perform other necessary functions for our operations;

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or disruptions in non-clinical experiments due to unforeseen circumstances at contract research organizations and vendors along their supply chain;
•	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or otherwise;
•

interruption of key clinical trial activities due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures;

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact approval timelines;
•	equipment failures, loss of utilities and other disruptions that could impact our operations or render them inoperable; and
•	effects of a local or global recession or depression that could harm the international banking system, and limit access to capital by the Company.

These and other factors arising from the COVID-19 pandemic could worsen in the United States or locally at the location of our offices or clinical trials, each of which could further adversely impact our business generally, and could have a material adverse impact on our operations and financial condition and results.

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

We estimate that we have used all of the net proceeds from our initial public offering in the manner described in the final prospectus relating to the offering filed with the SEC pursuant to Rule 424(b) under the Securities Act on December 21, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
3.1	Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	12/27/17	001-38327
3.2	Amended and Restated Bylaws of the Registrant		S-1	3.5	12/05/17	333-220550
10.1	Second Amended and Restated Executive Employment Agreement dated February 10, 2020 between the Company and Daniel Passeri		8-K	10.1	02/10/20	001-38327
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Documents	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Documents	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: May 7, 2020	By:	/s/ Daniel R. Passeri

Daniel R. Passeri Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 7, 2020	By:	/s/ Kerri-Ann Millar

Kerri-Ann Millar Vice President, Finance (Principal Financial and Accounting Officer)