Form 10-Q
period 2020-06-30
Cue Biopharma, Inc.
filed 2020-08-10
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 3, 2020, the registrant had 29,496,417 shares of Common Stock ($0.001 par value) outstanding.

CUE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$59,749	$44,290
Marketable securities	25,179	15,120
Accounts receivable	1,228	755
Prepaid expenses and other current assets	2,197	860
Total current assets	88,353	61,025
Property and equipment, net	1,592	1,847
Operating lease right-of-use	8,150	5,337
Deposits	2,572	2,572
Restricted cash, long term	150	150
Other long term assets	536	674
Total assets	$101,353	$71,605
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,289	$883
Accrued expenses	4,061	2,227
Research and development contract liability, current portion	5,263	4,097
Operating lease liability, current portion	4,249	4,448
Total current liabilities	14,862	11,655
Research and development contract liability, net of current portion	2,155	4,018
Operating lease liability, net of current portion	4,182	1,348
Total liabilities	$21,199	$17,021

Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 29,303,192 and 26,562,178 shares issued and outstanding, at June 30, 2020 and December 31, 2019, respectively	29	26
Additional paid in capital	212,121	163,068
Accumulated other comprehensive income/ (loss)	155	(10)
Accumulated deficit	(132,151)	(108,500)
Total stockholders’ equity	80,154	54,584
Total liabilities and stockholders’ equity	$101,353	$71,605

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue	$1,075	$1,055	$1,975	$1,425
Operating expenses:
General and administrative	3,898	3,419	7,887	6,864
Research and development	8,119	6,867	18,025	15,220
Total operating expenses	12,017	10,286	25,912	22,084
Loss from operations	(10,942)	(9,231)	(23,937)	(20,659)
Other income:
Interest income	134	96	337	210
Other (expense) income	(25)	26	(51)	71
Total other income	109	122	286	281
Loss Before Income Taxes	(10,833)	(9,109)	(23,651)	(20,378)
Income Tax Expense	—	(413)	—	(413)
Net loss	$(10,833)	$(9,522)	$(23,651)	$(20,791)
Unrealized gains (losses) from available-for-sale securities	(94)	3	165	11
Comprehensive loss	$(10,927)	$(9,519)	$(23,486)	$(20,780)
Net loss per common share – basic and diluted	$(0.38)	$(0.46)	$(0.86)	$(1.00)
Weighted average common shares outstanding – basic and diluted	28,221,537	20,821,390	27,391,081	20,770,173

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited in thousands, except share and per share amounts

For the three months ended June 30, 2020 and 2019:
	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance, April 1, 2019	20,783,246	$21	$107,788	$(3)	$(83,070)	$24,736
Issuance of common stock from public offerings, net of underwriter discounts	524,074	—	3,715	—	—	3,715
Stock-based compensation	—	—	1,317	—	—	1,317
Exercise of stock options	6,250	—	32	—	—	32
Unrealized gains from available-for-sale securities	—	—	—	3	—	3
Net loss	—	—	—	—	(9,522)	(9,522)
Balance at June 30, 2019	21,313,570	$21	$112,852	$—	$(92,592)	$20,281

Balance, April 1, 2020	26,575,959	$27	$166,278	$249	$(121,318)	$45,236
Issuance of common stock from public offerings, net of underwriter discounts	2,174,901	1	42,351	—	—	42,352
Stock-based compensation	—	—	2,524	—	—	2,524
Exercise of stock options	262,841	—	1,045	—	—	1,045
Issuance of common stock upon exercise of warrants, net	278,179	1	(1)	—	—	—
Restricted stock awards released	16,666	—	—	—	—	—
Restricted stock withheld to cover taxes	(5,354)	—	(76)	—	—	(76)
Unrealized losses from available-for-sale securities	—	—	—	(94)	—	(94)
Net loss	—	—	—	—	(10,833)	(10,833)
Balance at June 30, 2020	29,303,192	$29	$212,121	$155	$(132,151)	$80,154

For the six months ended June 30, 2020 and 2019:
	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2016	10,635,684	11	24,751	—	(9,587)	15,175
Common stock issued in initial public offering	8,820,710	9	66,146	—	—	66,155
Costs incurred in connection with initial public offering	—	—	(8,397)	—	—	(8,397)
Stock-based compensation	—	—	2,775	—	—	2,775
Common stock to be issued pursuant to license agreements	—	—	5,036	—	—	5,037
Proceeds from sale of placement agent warrants	—	—	1	—	—	1
Fair value of warrants issued in connection with initial public offering of common stock	—	—	4,087	—	—	4,087
Exercise of stock options	2,800	3	8	—	—	8
Net loss	—	—	—	—	(23,234)	(23,234)
Balance, December 31, 2018	20,697,453	$21	$105,763	$(11)	$(71,801)	$33,972
Issuance of common stock from public offerings, net of underwriter discounts	524,074	—	3,715	—	—	3,715
Stock-based compensation	—	—	3,085	—	—	3,085
Exercise of stock options	92,043	—	289	—	—	289
Unrealized gains from available-for-sale securities	—	—	—	11	—	11
Net loss	—	—	—	—	(20,791)	(20,791)
Balance at June 30, 2019	21,313,570	$21	$112,852	$—	$(92,592)	$20,281

Balance, December 31, 2019	26,562,178	26	163,068	(10)	(108,500)	54,584
Issuance of common stock from public offerings, net of underwriter discounts	2,174,901	2	42,351	—	—	42,353
Stock-based compensation	—	—	5,699	—	—	5,699
Exercise of stock options	276,622	—	1,080	—	—	1,080
Issuance of common stock upon exercise of warrants, net	278,179	1	(1)	—	—	—
Restricted stock awards released	16,666	—	—	—	—	—
Restricted stock withheld to cover taxes	(5,354)	—	(76)	—	—	(76)
Unrealized gains from available-for-sale securities	—	—	—	165	—	165
Net loss	—	—	—	—	(23,651)	(23,651)
Balance at June 30, 2020	29,303,192	$29	$212,121	$155	$(132,151)	$80,154

See accompanying notes to consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(23,651)	$(20,791)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	535	410
Stock-based compensation	5,699	3,085
Change in operating lease right-of-use asset	(2,813)	2,013
Other non cash income	—	(1)
Amortization of premium/discount on purchased securities	55	(71)
Loss on disposal of fixed asset	—	54
Changes in operating assets and liabilities:
Account receivable	(473)	(522)
Prepaid expenses and other current assets	(1,337)	(447)
Operating lease liability	2,636	(1,524)
Accounts payable	406	254
Accrued expenses	1,833	792
Research and development contract liability	(698)	1,597
Net cash used in operating activities	(17,808)	(15,151)
Cash flows from investing activities
Purchases of property and equipment	(141)	(19)
Cash received from sale of fixed asset	—	127
Redemption of short term investments	—	14,500
Purchases of marketable securities	(9,949)	—
Net cash (used in) provided by investing activities	(10,090)	14,608
Cash flows from financing activities
Proceeds from the public offering of common stock, net of underwriter's commission and fees	42,353	3,715
Proceeds from exercise of stock options	1,080	289
Restricted stock buy-back at vesting to cover taxes	(76)	—
Net cash provided by financing activities	43,357	4,004
Net increase in cash, cash equivalents, and restricted cash	15,459	3,461
Cash, cash equivalents, and restricted cash at beginning of period	44,440	21,000
Cash, cash equivalents, and restricted cash at end of period	$59,899	$24,461
Supplemental disclosures of non-cash investing activities:
Income Taxes	$—	$(413)

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2020 and 2019

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

The Company is a clinical-stage biopharmaceutical company engineering a novel class of injectable biologics designed to selectively engage and modulate targeted T cells within the body to treat a broad range of cancers, chronic infectious diseases, and autoimmune disorders.

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations. As of June 30, 2020, the Company had unrestricted cash, cash equivalents, and marketable securities of approximately $84,928,000. Management believes that current cash and cash equivalents on hand at June 30, 2020 are sufficient to fund operations for at least the next twelve months from the date of issuance of these financial statements; however, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop the Company’s product candidates in order to generate future revenue streams.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2020, and for the three and six months ended June 30, 2020, and 2019, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corporation, Inc., which was formed in December 2018 and incorporated in the Commonwealth of Massachusetts. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020, as amended on Form 10-K/A filed with the SEC on March 12, 2020 and April 29, 2020.

Interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, or any future periods.

Public Offerings

In March 2020, the Company entered into an “at-the-market” (ATM) equity offering sales agreement (the “March 2020 ATM Agreement”) with Stifel Nicolaus & Company, Inc. (“Stifel”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $35 million, from time to time, through an ATM equity offering program under which Stifel acted as sales agent. As of June 30, 2020, the Company had sold 1,824,901 shares of common stock under the March 2020ATM Agreement for proceeds of approximately $34.3 million, net of commissions paid, but excluding estimated transaction expenses. Due to the issuance and sale of all the shares of common stock subject thereto, the March 2020 sales agreement terminated in accordance with its terms.

.

In June 2020, the Company entered into another ATM equity offering sales agreement with Stifel (the “June 2020 ATM Agreement”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $40 million, from time to time, through an ATM equity offering program under which Stifel acts as sales agent.  The sales agreement will terminate upon the earliest of (a) the sale of $40 million of shares of the Company’s common stock or (b) the termination of the sales agreement by the Company or Stifel.  As of June 30, 2020, the Company had sold 350,000 shares of common stock under the June 2020 sales agreement for proceeds of approximately $8.1 million, net of commissions paid, but excluding estimated transaction expenses.   Refer to Note 11 Subsequent Events for sales subsequent to June 30, 2020.

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to estimates related to collaboration revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets and intangibles. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

Despite the Company’s efforts, the ultimate impact of COVID-19 depends on factors beyond the Company’s knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, the Company is unable to estimate the extent to which COVID-19 will negatively impact its financial results or liquidity.

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

Restricted Cash

The Company had $150,000 in restricted cash deposited with a commercial bank to collateralize a credit card as of June 30, 2020 and December 31, 2019.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 14 years at June 30, 2020. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date. The Company recorded approximately $17,500 in accumulated amortization related to the trademark at June 30, 2020. For the three and six months ended both June 30, 2020 and 2019, the Company recorded approximately $2,916 and $5,833 in amortization expense, respectively, on a straight line basis.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to expense as incurred. For the three and six months ended June 30, 2020, patent expenses were $686,000 and $1,340,000, respectively. For the three and six months ended June 30, 2019, patent expenses were $277,000 and $846,000, respectively. Patent expenses are included in general and administrative expenses in the Company’s statements of operations.

Licensing Fees and Costs

Licensing fees and costs consist primarily of costs relating to the acquisition of the Company’s license agreement with the Albert Einstein College of Medicine (“Einstein”), including related royalties, maintenance fees, milestone payments and product development costs. Licensing fees and costs are charged to expense as incurred.

Long-Lived Assets

The Company reviews long-lived assets, consisting of property and equipment, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. During the three and six months ended June 30, 2020, there were no disposals of property and equipment.

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

At June 30, 2020, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2020	2019
Common stock warrants	861,969	1,252,441
Common stock options	5,482,057	4,811,378
Total	6,344,026	6,063,819

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

The Company had approximately $32,687,000 in cash equivalents and $25,179,000 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet as of June 30, 2020. The Company had approximately $39,304,000 in cash equivalents and $15,120,000 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet as of December 31, 2019.

The carrying value of financial instruments (consisting of cash, a certificate of deposit, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standard Update (ASU) No. 2016-13, Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (CECL). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within each annual reporting period for smaller reporting companies. The Company is still evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements; however, it does not expect the impact to be material.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU No. 2019-12 is effective for us beginning in fiscal 2021. We are currently in the process of evaluating the effects of this pronouncement on our financial statements.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2020
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$32,687	$—	$—	$32,687
Marketable securities	—	25,179	—	25,179
Total	$32,687	$25,179	$—	$57,866

	Fair Value Measurements as of December 31, 2019
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$39,304	$—	$—	$39,304
Marketable securities	—	15,120	—	15,120
Total	$39,304	$15,120	$—	$54,424

As of June 30, 2020, the Company reported approximately $57,866,000 of cash equivalents and marketable securities. The Company’s cash equivalents that are invested in money market funds are valued using Level 1 inputs for identical securities.  The Company measures the fair value of marketable securities that are invested in United States Treasury securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the three and six months ended June 30, 2020, there were no transfers between Level 2 and Level 3. All Level 2 securities are classified as Debt Securities and are not subject to ASU 2016-01, Financial Instruments, related to other comprehensive income (loss). As of December 31, 2019, the Company reported approximately $54,424,000 of cash equivalents and marketable securities.  During the year ended December 31, 2019, there were no transfers between Level 2 and Level 3.

The carrying values of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.

4.	Marketable Securities

As of June 30, 2020 and December 31, 2019, the fair value of available-for-sale marketable securities by type of security was as follows:

	June 30, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$25,025	$155	$—	$25,179
	$25,025	$155	$—	$25,179

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$15,130	$—	$(10)	$15,120
	$15,130	$—	$(10)	$15,120

At June 30, 2020, there were $25,179,000 of investments in marketable securities that mature within twelve months. At December 31, 2019, marketable securities consisted of approximately $15,120,000 of investments that mature within twelve months.      `
5.	Property and Equipment

Property and equipment as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Computer equipment	$268	$192
Laboratory equipment	3,653	3,588
Furniture and fixtures	93	93
	4,014	3,873
Less: Accumulated depreciation	(2,422)	(2,026)
Total property and equipment, net	$1,592	$1,847

Depreciation expense for the six months ended June 30, 2020 and 2019 was approximately $396,000 and $410,000, respectively. Depreciation expense for the six months ended June 30, 2020 excludes trademark amortization expense of approximately $6,000, and amortization of capitalized license expenses of approximately $133,000. During the six months ended June 30, 2019, the Company sold lab equipment with an acquisition cost of $319,000 and accumulated depreciation of approximately $138,000 and realized a loss of approximately $54,000. Depreciation expense for the three months ended June 30, 2020 and 2019 was approximately $202,000 and $205,000, respectively.  There were no disposals of property and equipment for the three and six months ended June 30, 2020.

6.	Stock-Based Compensation

Stock Option Valuation

For stock options requiring an assessment of value during the six months ended June 30, 2020, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

June 30, 2020
Risk-free interest rate	0.54 to 1.56%
Expected dividend yield	0%
Expected volatility	98.0-99.6%
Expected life	4.0 to 6.25 years

June 30, 2019
Risk-free interest rate	1.94-2.59%
Expected dividend yield	0%
Expected volatility	82.0-94.0%
Expected life	4.0 to 6.25 years

A summary of stock option activity for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2019	4,793,253	$7.10	5.64
Granted	729,300	16.49
Exercised	(276,622)	3.92
Cancelled	(13,875)	10.97
Stock options outstanding at June 30, 2020	5,232,056	8.57	5.73
Stock options exercisable at June 30, 2020	2,653,979	$6.86	4.25

The Company recognized approximately $4,943,000 in stock-based compensation during the six months ended June 30, 2020, related to incentive stock option (“ISOs”) activity over the weighted average remaining period of 2.4 years. As of June 30, 2020, total unrecognized stock-based compensation was approximately $16,935,000, which is expected to be recognized as an operating expense in the Company’s consolidated statement of operations and other comprehensive loss through September 2023. During the three and six months ended June 30, 2020, the Company granted 1,200 ISO’s with an average grant date fair value of $20.77 and 729,300 ISO’s with an average grant date fair value of $13.03, respectively. During the three and six months ended June 30, 2019, the Company granted 35,000 ISOs with a weighted average exercise price of $8.09 and 809,600 ISOs with a weighted average exercise price of $6.33, respectively.

The intrinsic value of exercisable but unexercised in-the-money stock options at June 30, 2020, was approximately $46,835,000, based on a fair value of $4.25 per share on June 30, 2020.

Option Amendments- Modification of Incentive Stock Options

During the six months ended June 30, 2020, the following event resulted in the amendment to terms of outstanding stock option awards:

On January 22, 2020, an employee who had an employment agreement in place under which the employee was employed in a particular role and that prescribed certain separation benefits to the employee was separated from that role.  Per the employment agreement, upon termination (i) all unvested stock options would accelerate and become vested as of the termination date, and (ii) the options would remain exercisable, to the extent applicable, following the date of termination for the period prescribed in the equity award plan. As of January 21, 2020, the terminated employee held outstanding options to purchase an aggregate of 215,000 shares of the Company's common stock at a weighted average exercise price of $4.00 per share, including unvested options to purchase 94,375 shares at a weighted average exercise price of $7.83 per share. On January 21, 2020 the unvested portion of the outstanding options vested and the post-employment option exercise period was extended from 90 days, as prescribed to the equity award plan, to 12 months from the date of the termination. In May 2020, the final separation agreement was amended to extend the post-employment option exercise period from 12 months to 36 months.

The Company calculated the change in stock-based compensation cost associated with the previously described stock option modifications pursuant to the applicable guidance in FASB ASC 718, Compensation—Stock Compensation. The change in compensation cost was determined by calculating the difference between (a) the estimated fair value of each option award immediately prior to the modifications and (b) the estimated fair value of each option award immediately after the modifications. The fair value of each option award immediately prior to and immediately after modification was estimated using the Black-Scholes option-pricing model to determine an incremental fair value, consistent with and in accordance with the Company’s existing accounting policy for stock compensation (see Note 2). The total additional compensation cost associated with the previously described modifications was determined to be approximately $344,850, which was expensed in the six months ended June 30, 2020 within the ISO activity discussed above under Stock-Based Compensation.

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

On February 5, 2020, the Company granted 150,000 RSUs with time-based vesting conditions to an executive officer. One-half of the RSUs vests on September 30, 2021, and the balance vests on March 31, 2022. On March 31, 2020, the Company granted 50,000 RSUs with time-based vesting conditions to an executive officer. The RSUs vest in three substantially equal installments beginning on grant date, and annually thereafter. Compensation expense is recognized on a straight-line basis.

The following table summarizes the RSU activity under the 2016 Omnibus Incentive Plan for the six months ended June 30, 2020:

Restricted Securities	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance as of December 31, 2019	66,667	$7.53
Granted	200,000	17.77
Vested/Released	(16,666)	14.19
Forfeited
Nonvested balance at June 30, 2020	250,001	$15.28

The Company recognized approximately $756,000 in stock-based compensation during the six months ended June 30, 2020, related to RSU activity. As of June 30, 2020, total unrecognized stock-based compensation was approximately $3,239,000, which is expected to be recognized as an operating expense in the Company’s consolidated statement of operations and other comprehensive loss through June 2022 with a weighted average remaining period of 1.62 years. During the three and six months ended June 30, 2020, the Company granted 0 and 200,000 RSUs with a weighted average grant date fair value per share of $17.77, respectively. The Company did not grant RSUs for the three and six months ended June 30, 2019.

Stock-based Compensation

Stock-based compensation for the three and six months ended June 30, 2020 and 2019 was included in the consolidated statement of operations and other comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
General and administrative	$994	$402	$2,011	$962
Research and development	1,530	919	3,688	2,123
Total	$2,524	$1,321	$5,699	$3,085

7.	Warrants

The Company had two tranches of common stock warrants outstanding at June 30, 2020.  The first tranche was exercisable for an aggregate of 370,370 shares of common stock and was issued on June 15, 2015 with an exercise price of $2.70 per share.  These warrants were issued with a 7 year term and expire on June 15, 2022.  The second tranche was exercisable for an aggregate of 882,071 shares of common stock and was issued on December 27, 2017 with an exercise price of $9.38 per share. These warrants were issued with a 5 year term and expire on December 26, 2022. The intrinsic value of exercisable but unexercised in-the-money common stock warrants at June 30, 2020 was approximately $13,530,500 based on a fair value of $24.51 per share on June 30, 2020.

Each tranche of warrants was evaluated under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and the Company determined that equity classification was appropriate.

The following table summarizes common stock warrant activity for the six months ended June 30, 2020:

	Warrant Issued June 15, 2015- Tranche 1	Warrant Issued December 27, 2017- Tranche 2	Total
Shares remaining to be issued as of December 31, 2019	322,259	867,568	1,189,827
Issued via cashless exercises	(227,184)	(50,995)	(278,179)
Withheld as payment to cover issued shares	(22,464)	(27,215)	(49,679)
Balance at June 30, 2020	72,611	789,358	861,969

8.	Revenue Recognition

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

The Company does not believe that any variable consideration should be included in the transaction price at June 30, 2020.  Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.  For the three months ended June 30, 2020 and 2019, the Company recorded approximately $118,000 and $700,000, respectively in collaboration revenue related to this agreement. For the six months ended June 30, 2020 and 2019, the Company recorded approximately $173,000 and $700,000, respectively in collaboration revenue related to this agreement. As of June 30, 2020 and December 31, 2019, the Company recorded short and long-term research and development liabilities on its balance sheet dated of approximately $310,500 and $0, respectively.

On November 6, 2018, the Company entered into a Collaboration Agreement with LG Chem Life Sciences (“LG Chem”) related to the development of the Company’s Immuno-STATs focused in the field of oncology.  Pursuant to the Collaboration Agreement the Company granted LG Chem an exclusive license to develop, manufacture and commercialize the Company’s lead product, CUE-101, as well as Immuno-STATs that target T-cells against two additional cancer antigens, in certain Asian countries (collectively, the “LG Chem Territory”).  LG Chem has the option to elect one additional Immuno-STAT for an oncology target within two years of the agreement for a worldwide development and commercialization license, and Cue Biopharma will retain an option to co-develop and co-commercialize the additional program worldwide.  Cue Biopharma retains rights to develop and commercialize all assets included in the agreement in the United States and in global markets outside of Asia.  In exchange for the licenses and other rights granted to LG Chem under the Collaboration Agreement, LG Chem made a $5.0 million equity investment in common stock of Cue Biopharma, Inc. and a $5.0 million nonrefundable upfront cash payment.  Cue Biopharma is also eligible to receive up to an additional $400 million in research, development, regulatory and sales milestones.  In addition, the Collaboration Agreement also provides that LG Chem will pay the Company tiered single-digit percentage royalties on net sales of commercialized product candidates in the LG Chem Territory.

On May 16, 2019, LG Chem paid the Company a $2.5 million milestone payment for the United States Food and Drug Administration (“FDA”) acceptance of the Investigational New Drug (“IND”) for the Company’s lead drug candidate, CUE-101, pursuant to the LG Chem Agreement.  The $2.5 million milestone payment was recorded as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Of the $2.5 million milestone payment, approximately $412,500 was recognized as tax withholding, shown as income tax expense on the statement of operations and comprehensive loss. The Company recorded short and long-term research and development liabilities on its balance sheet of approximately $4,953,000 and $2,154,000, respectively, as of June 30, 2020.

Aside from the $2.5 million milestone payment, the Company does not believe that any variable consideration should be included in the transaction price as of June 30, 2020.  Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.  For the three and six months ended June 30, 2020, the Company recognized revenue of approximately $957,000 and approximately $1,802,000, respectively, related to this agreement. For the three and six months ended June 30, 2019, the Company recognized revenue of approximately $725,000.

The Company considered the capitalization of contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers.  There were no contract costs identified in the Collaboration Agreement with Merck.  As it related to the LG Chem agreement, the Company capitalized license expenses of approximately $751,000 as of June 30, 2020, pursuant to the Einstein license agreement which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. This amount is comprised of approximately $438,000 of capitalized license expenses related to the upfront payment received from LG Chem in December 2018 and approximately $313,000 in capitalized license expenses related to the milestone payment received in June 2019, net of accumulated amortization of approximately $358,000.  As of June 30, 2020, $265,000 was included in prepaid expenses and other short-term assets and $128,000 is included in other long-term assets related to the LG Chem agreement. As of December 31, 2019, $264,503 was included in prepaid expenses and other short-term assets and $260,497 is included in other long-term assets.
9.	Commitments and Contingencies

Einstein License Agreement

In 2015, the Company entered into the Einstein License with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T-cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T-cell targeting peptides. On July 31, 2017, the Company entered into an amended and restated license agreement which modified certain obligations of the parties under the Einstein License.  For the three and six months ended June 30, 2020, the Company incurred approximately $18,750, and $37,500 respectively, in fees and expenses to Einstein in relation to this license. For the three and six months ended June 30, 2019, the Company incurred approximately $162,500, and $175,000 respectively, in fees and expenses to Einstein in relation to this license.

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

Collaboration Agreement with LG Chem Life Sciences

On November 6, 2018, the Company entered into a Collaboration Agreement with LG Chem related to the development of the Company’s Immuno-STATs focused in the field of oncology.  Pursuant to the Collaboration Agreement the Company granted LG Chem an exclusive license to develop, manufacture and commercialize the Company’s lead product, CUE-101, as well as Immuno-STATs that target T-cells against two additional cancer antigens, in certain Asian countries (collectively, the “LG Chem Territory”).  LG Chem has the option to elect one additional Immuno-STAT for an oncology target within two years of the agreement for a worldwide development and commercialization license, and Cue Biopharma will retain an option to co-develop and co-commercialize the additional program worldwide.  Cue Biopharma retains rights to develop and commercialize all assets included in the agreement in the United States and in global markets outside of Asia.  In exchange for the licenses and other rights granted to LG Chem under the Collaboration Agreement, LG Chem made a $5.0 million equity investment in common stock of Cue Biopharma, Inc. and a $5.0 million nonrefundable upfront cash payment.  Cue Biopharma is also eligible to receive up to an additional $400 million in research, development, regulatory and sales milestones.  In addition, the Collaboration Agreement also provides that LG Chem will pay the Company tiered single-digit royalties on net sales of commercialized product candidates in the LG Chem Territory.

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

The Company may be subject to various legal proceedings from time to time as part of its business. As of June 30, 2020, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.
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

On September 20, 2018, the Company entered into an operating lease for additional laboratory space in Cambridge, Massachusetts for the period from October 15, 2018 through April 14, 2021 (the “Additional Laboratory Lease”). The lease contains escalating payments during the lease period. The monthly rental rate under the Additional Laboratory Lease is $72,600 for the first 12 months and $78,600 for the remainder of the term. Upon execution of this lease agreement the Company prepaid twelve months rent pursuant to the lease agreement executed on September 20, 2018.  As of June 30, 2020 and December 31, 2019, a security deposit of approximately $177,000 is included in deposits on the Company’s balance sheet.

On September 16, 2019, the Company entered into an amendment to the Additional Laboratory Lease that removed one holding room from the additional laboratory space. The amendment was effective beginning on October 1, 2019 and expires on April 14, 2021. The monthly rental rate under the Additional Laboratory Lease decreased from $78,600 to $58,995 for the remainder of the lease term. The partial termination of the lease did not change the classification of the lease and remained accounted for as an operating lease. The weighted-average discount rate remained the same at 6%. The Company accounted for the lease modification under ASC 842 that removed one holding room by electing Approach 1, which remeasured the right of use asset on the basis of the amount of the liability change. The modification of the partial termination resulted in a reduction to right-of-use asset and lease liability of $335,465 and $327,079, respectively. The difference of $8,386 was recorded as a loss to the right-of-use asset as of December 31, 2019.

On June 24, 2020, the “Company entered into a second amendment to the Laboratory and Office Lease. Pursuant to the amendment (1) the term of the lease was extended to June 14, 2022 and (2) the monthly rental rate for the last 14 months of the lease term was increased to $375,174. The Company determined that the amendment should be accounted for as a lease modification applicable under ASC 842, not as a separate contract, with an effective date of lease modification of May 14, 2020. At the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of approximately $4,826,000.

At June 30, 2020, the Company recorded approximately $8,150,000 to operating right-of-use asset, and approximately $4,249,000 and $4,182,000 to short and long-term operating lease liability, respectively. At June 30, 2020 the remaining lease term was 1.96 years. At December 31, 2019, the Company recorded approximately $5,337,000 to operating right-of-use asset, and approximately $4,448,000 and $1,348,000 to short and long-term operating lease liability, respectively. At December 31, 2019 the remaining lease term was 1.29 years.

Future minimum lease payments under these leases at June 30, 2020 are as follows:

Year	(in thousands)
2020	2,337
2021	4,552
2022	2,064
Total lease payment	$8,953
Less: present value discount	(522)
Total	$8,431

Total rent expense of approximately $1,080,000 and $1,137,000 was included in the consolidated statement of operations and comprehensive loss for the three months ended June 30, 2020 and 2019, respectively, and $2,160,000 and $2,274,000 for the six months ended June 30, 2020 and 2019, respectively. Other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2020 summarized in the table below.

Other information (in thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$893	$893
Operating lease cost	$1,080	$2,160

Weighted average discount rate	6.0%	6.0%

Weighted average remaining lease term	1.96 years	1.96 years

The Company recorded a right of use asset of approximately $8,150,000 and lease liability of approximately $8,431,000 at June 30, 2020. The change in the right of use asset and lease liability is due to rental expense of approximately $1,080,000 and $2,160,000, recorded during the three and six months ended June 30, 2020, respectively.

11.	Subsequent Events

In June 2020, the Company entered into the June 2020 ATM Agreement with Stifel to sell shares of the Company’s common stock for aggregate gross proceeds of up to $40 million, from time to time, through an “at-the-market” equity offering program   Subsequent to June 30, 2020 we sold 150,000 shares of common stock under the this ATM Agreement for proceeds of approximately $3.2 million, net of commissions paid, but excluding estimated transaction expenses. As of August 3, 2020, aggregate sales under the June 2020 ATM Agreement totaled 500,000 shares of common stock sold for approximately $11.3 million, net of commissions paid, but excluding estimated transaction expenses.

On July 15, 2020, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware effecting an amendment to increase the number of authorized shares of the Company’s common stock from 50,000,000 shares to 100,000,000 shares. The Certificate of Amendment was approved by the Company’s stockholders at the Company’s 2020 annual meeting on July 9, 2020.

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

We have made significant progress furthering the advancement of the CUE-100 series.  We dosed the first patient in September 2019 in a Phase 1 clinical trial of CUE-101 for the treatment of HPV16-driven recurrent/metastatic (“R/M”) head and neck squamous cell carcinoma (“HNSCC”). This monotherapy Phase 1 clinical trial focuses on patients with R/M HNSCC who have likely received several lines of systemic therapy including checkpoint inhibitors. During the second half of 2020 we plan to expand this Phase 1 clinical trial to evaluate the combination of CUE-101 with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) as a first-line therapy in R/M HNSCC as well as to initiate a submission to the FDA for a neoadjuvant study. Enabled by the company’s proprietary Immuno-STAT platform, CUE-101 is the company’s lead biologic drug candidate, designed to directly engage and activate T cells in the body to target HPV-driven cancers. The CUE-101 program is representative of the IL2-based CUE-100 series for which we have generated a robust preclinical data package, including activation of HPV specific T cells from human blood. These data were recently published in a peer-reviewed journal (Quayle et al., Clinical Cancer Research 2020, https://clincancerres.aacrjournals.org/content/early/2020/01/15/1078-0432.CCR-19-3354).

We are also currently advancing a pipeline of additional promising preclinical candidates that we believe hold the potential to treat multiple cancers.  Emerging data from our CUE-102 (WT1) program recently presented at NYAS Frontiers in Cancer Immunotherapy demonstrates early evidence of selective T cell expansion and continues developing towards IND enabling studies. In addition to oncology, we have made recent advances with the CUE-300 series for autoimmune disorders, and expect to further develop a growing pipeline of promising autoimmune candidates during the second half of 2020 and throughout 2021. Furthermore, we also have the potential of developing a pipeline of Immuno-STATs for treating chronic infectious diseases with the CUE-200 series. In addition to the Immuno-STATs described above, we are developing a next generation platform, termed Neo-STAT, that we believe has the potential to significantly enhance our productivity and platform flexibility by generating a stable “peptide-less” or “empty” Immuno-STAT scaffold of the CUE-100 series, to which peptides of interest may be covalently attached.

Coronavirus (“COVID-19”) Pandemic

The COVID-19 outbreak, which the World Health Organization has classified as a pandemic, has prompted governments and regulatory bodies throughout the world to issue “stay-at-home” or similar orders, and enact restrictions on the performance of “non-essential” services, public gatherings and travel.

Beginning in March 2020, we undertook precautionary measures intended to help minimize the risk of virus transmission to our employees, including the establishment of remote working standards, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. To date, we do not believe these actions have had a significant negative impact on our productivity or our operations. However, these actions or additional measures we may undertake may ultimately delay progress our developmental goals or otherwise negatively affect our business.  In addition, third-party actions taken to contain its spread and mitigate its public health effects of COVID-19 may negatively affect our business.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2020.

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

Stock-Based Compensation

The Company periodically issues stock based-awards to officers, directors, employees, Scientific and Clinical Advisory Board members, non-employees and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

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
•

Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. For the three and six months ended June 30, 2020, none of these milestones had been achieved by the Company.

•	Incur minimum product development costs per year until the first commercial sale of the first Licensed Product.

The Company was in compliance with its obligations under the Einstein License at June 30, 2020.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if the Company fails to meet its obligations thereunder.

The Company accounts for the costs incurred in connection with the Einstein License in accordance with ASC 730, Research and Development. For the three and six months ended June 30, 2020 and 2019, costs incurred with respect to the Einstein License aggregate $18,750 and $37,500, respectively, for such period. Such costs are included in research and development costs in the statement of operations.

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

In exchange for the licenses and other rights granted to Merck under the Merck Agreement, Merck paid to the Company a $2.5 million nonrefundable up-front payment. Additionally, the Company may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, the Company is eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Merck Agreement requires the Company to use the first $2.5 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales. For the three and six months ended June 30, 2020, the Company recorded approximately $118,000 and $173,000, respectively, in collaboration revenue related to this agreement.

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

Pursuant to the LG Chem Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products.  In return for performing CMC process development, LG Chem is eligible to receive low-single digit royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. Furthermore, should the parties enter into a Global License and Collaboration Agreement for an Additional Immuno-STAT, LG Chem will pay us a one-time, non-refundable, non-creditable upfront payment and we will be eligible to receive up to approximately $470 to $675 million in fees and milestone payments as well as tiered royalty payments on future global sales that range from high-single digits to mid-double digit teens in the United States and mid-single to low-double digits outside of the United States.  The amount of fees and milestone payments, as well as whether we receive royalty payments, will depend on when LG Chem nominates the Additional Immuno-STAT Biologic, the number of alleles selected by LG Chem and whether we exercise our option to co-develop and co-commercialize the additional program worldwide, in which case we would share costs and profits instead of receiving royalties and post-option-exercise milestones. For the three and six months ended June 30, 2020, the Company recognized approximately $957,000 and $1,802,000, respectively, in collaboration revenue related to this agreement.

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

Three and Six Months Ended June 30, 2020 and 2019

The Company’s statements of operations for the three and six months ended June 30, 2020 and 2019, as discussed herein are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Collaboration revenue	$1,075	$1,055	$1,975	$1,425
Operating expenses:
General and administrative	3,898	3,419	7,887	6,864
Research and development	8,119	6,867	18,025	15,220
Total operating expenses	12,017	10,286	25,912	22,084
Loss from operations	(10,942)	(9,231)	(23,937)	(20,659)
Other income:
Interest income	134	96	337	210
Other (expense) income	(25)	26	(51)	71
Total other income	109	122	286	281
Loss Before Income Taxes	$(10,833)	$(9,109)	$(23,651)	$(20,378)
Income tax expense	—	(413)	—	(413)
Net Loss	$(10,833)	$(9,522)	$(23,651)	$(20,791)
Unrealized gains (losses) from available-for-sale securities	(94)	3	165	11
Comprehensive loss	$(10,927)	$(9,519)	$(23,486)	$(20,780)
Net loss per common share – basic and diluted	$(0.38)	$(0.46)	$(0.86)	$(1.00)
Weighted average common shares outstanding – basic and diluted	28,221,537	20,821,390	27,391,081	20,770,173

Collaboration Revenue

Collaboration revenue was $1,075,000 and $1,055,000 for the three months ended June 30, 2020 and 2019, respectively. The Company recognized collaboration revenue of approximately $1,975,000 and $1,425,000 for the six months ended June 30, 2020 and 2019, respectively. All collaboration revenue recognized was related to the performance of services under our Collaboration Agreements with Merck and LG Chem.

General and Administrative

General and administrative expenses totaled approximately $3,898,000 and $3,419,000 for the three months ended June 30, 2020 and 2019, respectively. This increase of approximately $479,000 was due primarily to stock-based compensation related to executive management and legal fees offset by a decrease in travel expenses as the COVID-19 pandemic hampered business travel throughout the second quarter. We expect our general and administrative expenses to increase as we continue to expand our operations.

General and administrative expenses for the three months ended June 30, 2020 consisted of expenses related to employee and board compensation of approximately $891,000, stock based compensation of $995,000, professional and consulting fees of $1,375,000, rent of $259,000, insurance expense of $64,000, depreciation and amortization of $26,000, investor relations of $173,000, and other expenses of $115,000. General and administrative expenses for the three months ended June 30, 2019 included expenses related to employee and board compensation of approximately $798,000, professional and consulting fees of $1,412,000, rent of $270,000, depreciation and amortization of $26,000, insurance expense of $208,000, stock-based compensation of $402,000, travel of $115,000, and other expenses of $282,000.

General and administrative expenses totaled approximately $7,887,000 and $6,864,000 for the six months ended June 30, 2020 and 2019, respectively. This increase of approximately $1,023,000 was due primarily to the growth of the Company and its activities. We expect our general and administrative expenses to continue to increase as we expand our operations.

General and administrative expenses for the six months ended June 30, 2020 consisted of expenses related to employee and board compensation of approximately $1,937,000, stock based compensation of $2,011,000, professional and consulting fees of $2,754,000, rent of $516,000, insurance expense of $127,000, depreciation and amortization of $50,000, travel of $25,000, other expenses of $249,000, and investor relations of $218,000. General and administrative expenses for the six months ended June 30, 2019 consisted of expenses related to employee and board compensation of approximately $1,875,000, stock based compensation of $962,000, professional and consulting fees of $2,524,000, rent of $536,000, insurance expense of $363,000, depreciation and amortization of $37,000, travel of $106,000, and other expenses of $461,000.

Research and Development

Research and development expenses totaled approximately $8,119,000 and $6,867,000 for the three months ended June 30, 2020 and 2019, respectively. This increase of approximately $1,252,000 was due primarily to the increase in laboratory and drug substance manufacturing costs, stock based compensation and clinical expenses, offset by a decrease in travel expenses as the COVID-19 pandemic hampered business travel throughout the second quarter. We expect our research and development expenses to increase as we expand our clinical development activities.

Research and development expenses for the three months ended June 30, 2020 included expenses related to employee and Scientific and Clinical Advisory Board compensation of approximately $2,131,000, stock-based compensation of $1,530,000, depreciation and amortization of $246,000, research and laboratory expenses of $1,860,000, clinical expenses of $1,038,000, rent of $820,000, other professional fees of $147,000, licensing fees of $24,000, insurance expense of $161,000, and other expenses of $162,000. Research and development expenses for the three months ended June 30, 2019 included expenses related to employee and Scientific and Clinical Advisory Board compensation of $1,777,000, depreciation and amortization of $239,000, stock-based compensation of $915,000, research and laboratory expenses of $1,491,000, rent of $895,000, other professional fees of $245,000, licensing fees of $294,000, travel expenses of $78,000 and other expenses of $220,000.

Research and development expenses totaled approximately $18,025,000 and $15,220,000 for the six months ended June 30, 2020 and 2019, respectively. This increase of approximately $2,805,000 was due primarily to the growth of the Company and its activities. We expect our research and development expenses to continue to increase as we expand our development activities.

Research and development expenses for the six months ended June 30, 2020 included expenses related to employee and Scientific and Clinical Advisory Board compensation of approximately $4,117,000, stock-based compensation of $3,688,000 depreciation and amortization of $485,000, research and laboratory expenses of $4,892,000, clinical expenses of $2,032,000, rent of $1,644,000, other professional fees of $267,000, licensing fees of $50,000, travel expenses of $24,000, insurance expense of 321,000, and other expenses of $445,000. Research and development expenses for the six months ended June 30, 2019 included expenses related to employee and Scientific and Clinical Advisory Board compensation of approximately $3,585,000, stock-based compensation of $2,123,000 depreciation and amortization of $435,000, research and laboratory expenses of $4,274,000, clinical expenses of $713,000, rent of $1,796,000, other professional fees of $1,133,000, licensing fees of $614,000, travel expenses of $100,000 and other expenses of $447,000.

Interest Income

Interest income was approximately $134,000 for the three months ended June 30, 2020, as compared to $96,000 for the three months ended June 30, 2019.  Interest income was approximately $337,000 for the six months ended June 30, 2020, as compared to $210,000 for the six months ended June 30, 2019. The increase in interest income was due to the investment of an increased portion of the Company’s cash in cash equivalents and marketable securities during 2020.

Other Income and Expense

Other income and expense for the three months ended June 30, 2020 was comprised of approximately $25,000 in expense resulting from amortization of discounts received on certain of the Company’s marketable securities, compared to $26,000 in amortization of discounts received for the three months ended June 30, 2019. Other income and expense was approximately $51,000 for the six months ended June 30, 2020 in expense, as compared to $71,000 for the six months ended June 30, 2019 in income, comprised of expense resulting from the amortization of discounts received on certain of the Company’s marketable securities.

Liquidity and Capital Resources

The Company has financed its working capital requirements primarily through private and public offerings of equity securities and cash received from Merck and LG Chem under the respective collaboration agreements. At June 30, 2020, the Company had unrestricted cash, cash equivalents, and marketable securities totaling approximately $84,928,000 available to fund the Company’s ongoing business activities. Additional information concerning the Company’s financial condition and results of operations is provided in the financial statements included in this report.

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

In March 2020, the Company entered into an at-the-market equity offering sales agreement with Stifel Nicolaus & Company, Inc. (“Stifel”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $35 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent. As of June 30, 2020, the Company had sold a total of 1,824,901 common shares under the sales agreement for proceeds of approximately $34.3 million, net of commissions paid, but excluding estimated transaction expenses. Due to the issuance and sale of all the shares of common stock subject thereto, the March 2020 sales agreement terminated in accordance with its terms.

In June 2020, the Company entered into an at-the-market equity offering sales agreement with Stifel to sell shares of the Company’s common stock for aggregate gross proceeds of up to $40 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent.  The sales agreement will terminate upon the earliest of (a) the sale of $40 million of shares of the Company’s common stock or (b) the termination of the sales agreement by the Company or Stifel. As of June 30, 2020, the Company had sold 350,000 shares of common stock under the sales agreement for proceeds of approximately $8.1 million, net of commissions paid, but excluding estimated transaction expenses.

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

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019
(in thousands)
Net cash provided by (used in):
Operating activities	$(17,808)	$(15,001)
Investing activities	(10,090)	14,608
Financing activities	43,357	4,004
Net increase in cash, cash equivalents, and restricted cash	$15,459	$3,611

Operating Activities

During the six months ended June 30, 2020, the Company used cash of approximately $17,808,000 in operating activities, as compared to approximately $15,001,000, in operating activities during the six months ended June 30, 2019, an increase of approximately $2,807,000. Cash used in operating activities during the six months ended June 30, 2020 consisted primarily of our net loss of approximately $23,651,000, and reflected the following changes in account balances: a decrease of approximately $1,337,000 in prepaid expenses, $473,000 in accounts receivable, $698,000 in research and development contract liabilities, and $2,813,000 in change in operating lease right-of-use asset, offset by $535,000 in depreciation and amortization, and $5,699,000 in stock based compensation, premium/discount on purchased securities of $55,000, operating lease liability of $2,636,000, accounts payable of $406,000, and accrued expenses of approximately $1,833,000. Cash used in operating activities during the six months ended June 30, 2019, consisted primarily of our net loss of approximately $20,650,000, and increases of approximately $522,000 in accounts receivable, $438,000 in prepaid expenses and other current assets, and $1,524,000 in operating lease liability, offset by decreases of approximately $254,000 in accounts payable, $792,000 in accrued expenses, and $1,597,000 in research and development contract liabilities, and non-cash charges of operating lease right of use amortization of approximately $2,013,000, depreciation of $410,000, and stock based compensation of $3,085,000.

Investing Activities

During the six months ended June 30, 2020, the Company’s investing activities used $10,090,000 in cash, compared to cash provided by investing activities of approximately $14,608,000 during the six months ended June 30, 2019, a decrease of $24,698,000. Cash used in investing activities during the six months ended June 30, 2020 consisted primarily of approximately $10,000,000 for the purchase of short-term investments, offset by a discount on securities purchased of approximately $51,000, and the purchase of property and equipment of approximately $141,000. Cash provided by investing activities during the six months ended June 30, 2019 consisted primarily of approximately $127,500 cash received for the sale of lab equipment and $14,500,000 for the redemption of short-term investments, offset by the purchase of property and equipment of approximately $20,000.

Financing Activities

During the six months ended June 30, 2020, the Company generated cash from financing activities of approximately $43,357,000, compared to approximately $4,004,000 in financing activities during the six months ended June 30, 2019, an increase of approximately $39,353,000. Cash from financing activities during the six months ended June 30, 2020, consisted of cash proceeds from the common stock sold through our at-the-market sales agreement with Stifel of approximately $42,353,000, net of underwriting commissions and fees, the exercise of common stock options of approximately $1,080,000, and cash used for restricted stock buy-back at vesting of approximately $76,000. Cash from financing activities during the six months ended June 30, 2019, consisted of cash proceeds from the common stock sold through our at-the-market sales agreement with Stifel of approximately $3,715,000, net of underwriting commissions and fees, and the exercise of common stock options of approximately $288,000.

Principal Commitments

Einstein License Agreement

The Company’s commitments with respect to the Einstein License are summarized above at “Significant Contracts and Agreements Related to Research and Development Activities”.

Off-balance sheet arrangements

At June 30, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time.  In evaluating the Company and its business, you should carefully consider the information included in this Quarterly Report on Form 10-Q and in other documents we file with the SEC and the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.   Except as described below, there have been no material changes to such risk factors as of June 30, 2020.

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), surfaced in Wuhan, China. Since then, COVID-19 has spread to countries around the world and has been declared a pandemic by the World Health Organization. The full impact of the outbreak is uncertain at this time and continues to evolve globally. Beginning in March 2020, we undertook precautionary measures to help minimize risk of virus transmission to our employees, including the establishment of remote working standards, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. We may take additional measures, any of which could negatively affect our business.

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

Despite our efforts to manage and remedy these impacts to the Company, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. Additionally, the anticipated economic consequences of the COVID-19 pandemic have adversely impacted financial markets, resulting in high share price volatility, reduced market liquidity, and substantial declines in the market prices of the securities of many publicly traded companies. Volatile or declining markets for equities could adversely affect our ability to raise capital when needed through the sale of shares of common stock or other equity or equity-linked securities. If these market conditions persist when we need to raise capital, and if we are able to sell shares of our common stock under then prevailing market conditions, we might have to accept lower prices for our shares and issue a larger number of shares than might have been the case under better market conditions, resulting in significant dilution of the interests of our stockholders.

These and other factors arising from the COVID-19 pandemic could worsen in the United States or locally at the location of our offices or clinical trials, each of which could further adversely impact our business generally, and could have a material adverse impact on our operations and financial condition and results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2020, the Company issued an aggregate of 227,184 shares of its common stock upon the cashless exercise of outstanding warrants with an exercise price of $2.70 per share and an aggregate of 50,995 shares of its common stock upon the cashless exercise of outstanding warrants with an exercise price of $9.38 per share. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 3(a)(9) thereof for securities issued in an exchange by the issuer with its existing security holder exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
3.1	Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	12/27/17	001-38327
3.2	Amended and Restated Bylaws of the Registrant		S-1	3.5	12/05/17	333-220550
3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation		8-K	3.1	07/15/20	001-38327

10.1	Second Amendment to License Agreement between the Registrant and MIL 21E, LLC.		8-K	10.1	06/26/20	001-38327
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS

Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: August 7, 2020	By:	/s/ Daniel R. Passeri

Daniel R. Passeri Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 7, 2020	By:	/s/ Kerri-Ann Millar

Kerri-Ann Millar Vice President, Finance (Principal Financial and Accounting Officer)