Form 10-Q
period 2020-09-30
Cue Biopharma, Inc.
filed 2020-11-09
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

Commission file number: 001-38327

Cue Biopharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3324577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Erie Street Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

(617) 949-2680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CUE	The Nasdaq Stock Market LLC

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

As of November 2, 2020, the registrant had 30,278,366 shares of Common Stock ($0.001 par value) outstanding.

CUE BIOPHARMA, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate,” “strategy,” “future,” “likely” or other comparable terms. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;

•	our estimates regarding expenses, future revenue, capital requirements and need for additional financing;

•

our expectations regarding our ability to fund our projected operating requirements with our existing cash resources and the period in which we expect that such cash resources will enable us to fund such operating requirements;

•	our plans to develop our product candidates;

•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for our product candidates;

•	the potential advantages of our product candidates;

•	the rate and degree of market acceptance and clinical utility of our product candidates, if approved;

•	our estimates regarding the potential market opportunity for our product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position;

•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;

•	the impact of government laws and regulations;

•	our competitive position;

•	developments relating to our competitors and our industry;

•	our ability to establish collaborations or obtain additional funding; and

•	the impacts of the COVID-19 pandemic.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, our limited operating history, limited cash and a history of losses; our ability to achieve profitability; our ability to advance our product candidates; potential setbacks in our research and development efforts, including negative or inconclusive results from our preclinical studies; our ability to secure required U.S. Food and Drug Administration (“FDA”) or other governmental approvals for our product candidates and the breadth of any approved indication; adverse effects on our business caused by public health pandemics, including the COVID-19 pandemic; negative or inconclusive results from our clinical studies or serious and unexpected drug-related side effects or other safety issues experienced by participants in our clinical trials; delays and changes in regulatory requirements, policy and guidelines, including potential delays in submitting required regulatory applications to the FDA; our reliance on licensors, collaborators, contract research organizations, suppliers and other business partners; our ability to obtain adequate financing to fund our business operations in the future; our ability to obtain, maintain and enforce necessary patent and other intellectual property protection; the availability of significant cash required to fund operations; competitive factors; general economic and market conditions; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our most recently filed Annual Report on Form 10-K, as amended, this Quarterly Report on Form 10-Q, and any subsequently filed Quarterly Report(s) on Form 10-Q. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$71,729	$44,290
Marketable securities	20,074	15,120
Accounts receivable	457	755
Prepaid expenses and other current assets	1,303	860
Total current assets	93,563	61,025
Property and equipment, net	1,739	1,847
Operating lease right-of-use	7,876	5,337
Deposits	2,572	2,572
Restricted cash, long term	150	150
Other long term assets	717	674
Total assets	$106,617	$71,605
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,108	$883
Accrued expenses	2,584	2,227
Research and development contract liability, current portion	5,966	4,097
Operating lease liability, current portion	4,569	4,448
Total current liabilities	14,227	11,655
Research and development contract liability, net of current portion	1,204	4,018
Operating lease liability, net of current portion	3,633	1,348
Total liabilities	$19,064	$17,021
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,251,083 and 26,562,178 shares issued and outstanding, at September 30, 2020 and December 31, 2019, respectively	30	26
Additional paid in capital	229,633	163,068
Accumulated other comprehensive income/ (loss)	72	(10)
Accumulated deficit	(142,182)	(108,500)
Total stockholders’ equity	87,553	54,584
Total liabilities and stockholders’ equity	$106,617	$71,605

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration revenue	$704	$984	$2,679	$2,409
Operating expenses:
General and administrative	3,318	2,776	11,205	9,640
Research and development	7,517	5,302	25,542	20,523
Total operating expenses	10,835	8,078	36,747	30,163
Loss from operations	(10,131)	(7,094)	(34,068)	(27,754)
Other income:
Interest income	123	99	460	309
Other (expense) income	(23)	5	(74)	77
Total other income	100	104	386	386
Loss before income taxes	(10,031)	(6,990)	(33,682)	(27,368)
Income tax expense	—	—	—	(413)
Net loss	$(10,031)	$(6,990)	$(33,682)	$(27,782)
Unrealized gains from available-for-sale securities	83	—	82	11
Comprehensive loss	$(9,948)	$(6,990)	$(33,600)	$(27,771)
Net loss per common share – basic and diluted	$(0.34)	$(0.31)	$(1.20)	$(1.30)
Weighted average common shares outstanding – basic and diluted	29,650,909	22,450,071	28,151,361	21,334,195

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited in thousands, except share and per share amounts

For the three months ended September 30, 2020 and 2019:
	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance, July 1, 2019	21,313,570	$21	$112,852	$-	$(92,593)	$20,280
Issuance of common stock from public offerings, net of underwriter discounts	1,560,541	2	11,935	—	—	11,937
Stock-based compensation	—	—	1,440	—	—	1,440
Exercise of stock options	95,855	—	355	—	—	355
Net loss	—	—	—	—	(6,990)	(6,990)
Balance at September 30, 2019	22,969,966	$23	$126,582	$—	$(99,583)	$27,022

Balance, July 1, 2020	29,303,192	$29	$212,121	$155	$(132,151)	$80,154
Issuance of common stock from public offerings, net of underwriter discounts	842,000	1	14,328	—	—	14,329
Stock-based compensation	—	—	2,500	—	—	2,500
Exercise of stock options	101,125	—	719	—	—	719
Restricted stock awards released	6,666	—	—	—	—	—
Restricted stock repurchase at vesting to cover taxes	(1,900)	—	(35)	—	—	(35)
Unrealized losses from available-for-sale securities	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	(10,031)	(10,031)
Balance at September 30, 2020	30,251,083	$30	$229,633	$72	$(142,182)	$87,553

For the nine months ended September 30, 2020 and 2019:
	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2018	20,697,453	$21	$105,763	$(11)	$(71,801)	$33,972
Issuance of common stock from public offerings, net of underwriter discounts	2,084,615	2	15,650	—	—	15,652
Stock-based compensation	—	—	4,525	—	—	4,525
Exercise of stock options	187,898	—	644	—	—	644
Unrealized gains from available-for-sale securities	—	—	—	11	—	11
Net loss	—	—	—	—	(27,782)	(27,782)
Balance at September 30, 2019	22,969,966	$23	$126,582	$—	$(99,583)	$27,022

Balance, December 31, 2019	26,562,178	26	163,068	(10)	(108,500)	54,584
Issuance of common stock from public offerings, net of underwriter discounts	3,016,901	3	56,679	—	—	56,682
Stock-based compensation	—	—	8,199	—	—	8,199
Exercise of stock options	377,747	—	1,799	—	—	1,799
Issuance of common stock upon exercise of warrants, net	278,179	1	(1)	—	—	—
Restricted stock awards released	23,332	—	—	—	—	—
Restricted stock repurchase at vesting to cover taxes	(7,254)	—	(111)	—	—	(111)
Unrealized gains from available-for-sale securities	—	—	—	82	—	82
Net loss	—	—	—	—	(33,682)	(33,682)
Balance at September 30, 2020	30,251,083	$30	$229,633	$72	$(142,182)	$87,553

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(33,682)	$(27,782)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	804	605
Stock-based compensation	8,199	4,525
Change in operating lease right-of-use asset	(2,539)	3,036
Other non cash income	—	(68)
Amortization of premium/discount on purchased securities	77	—
Loss on disposal of fixed asset	—	54
Changes in operating assets and liabilities:
Account receivable	298	(610)
Prepaid expenses and other current assets	(443)	354
Other assets	(250)	—
Deposits	—	(1,576)
Operating lease liability	2,406	(3,029)
Accounts payable	225	(857)
Accrued expenses	355	(233)
Research and development contract liability	(945)	1,222
Net cash used in operating activities	(25,495)	(24,359)
Cash flows from investing activities
Purchases of property and equipment	(487)	(36)
Cash received from sale of fixed asset	—	127
Redemption of short term investments	5,000	18,501
Purchases of marketable securities	(9,949)	—
Net cash (used in) provided by investing activities	(5,436)	18,592
Cash flows from financing activities
Proceeds from the public offering of common stock, net of underwriter's commission and fees	56,682	15,652
Proceeds from exercise of stock options	1,799	644
Restricted stock repurchase at vesting to cover taxes	(111)	—
Net cash provided by financing activities	58,370	16,296
Net increase in cash, cash equivalents, and restricted cash	27,439	10,529
Cash, cash equivalents, and restricted cash at beginning of period	44,440	21,000
Cash, cash equivalents, and restricted cash at end of period	$71,879	$31,529
Supplemental disclosures of non-cash investing activities:
Income taxes	$—	$(413)

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

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

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations. As of September 30, 2020, the Company had unrestricted cash, cash equivalents, and marketable securities of approximately $91,803,000. Management believes that current cash and cash equivalents on hand at September 30, 2020 are sufficient to fund operations for at least the next twelve months from the date of issuance of these financial statements; however, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to commercialize the Company’s product candidates in order to generate future revenue streams.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corporation, Inc., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020, as amended by Amendment Nos. 1 and 2 to such Annual Report on Form 10-K filed with the SEC on March 12, 2020 and April 29, 2020, respectively.

Interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, or any future periods.

Common Stock

On July 15, 2020, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock from 50,000,000 shares to 100,000,000 shares. The Certificate of Amendment was approved by the Company’s stockholders at the Company’s 2020 annual meeting of stockholders on July 9, 2020.

Public Offerings

In March 2020, the Company entered into an “at-the-market” (“ATM”) equity offering sales agreement (the “March 2020 ATM Agreement”) with Stifel Nicolaus & Company, Inc. (“Stifel”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $35 million, from time to time, through an ATM equity offering program under which Stifel would act as sales agent. As of September 30, 2020, the Company had sold 1,824,901 shares of common stock under the March 2020 ATM Agreement for proceeds of approximately $34.3 million, net of commissions paid, but excluding estimated transaction expenses. Due to the issuance and sale of all the shares of common stock available for sale, the March 2020 ATM Agreement terminated in accordance with its terms.

In June 2020, the Company entered into an ATM equity offering sales agreement with Stifel (the “June 2020 ATM Agreement”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $40 million, from time to time, through an ATM equity offering program under which Stifel acts as sales agent.  The June 2020 ATM Agreement will terminate upon the earliest of (a) the sale of $40 million of shares of the Company’s common stock pursuant to the June 2020 ATM Agreement or (b) the termination of the June 2020 ATM Agreement by the Company or Stifel.  As of September 30, 2020, the Company had sold 1,192,000 shares of common stock under the June 2020 ATM Agreement for proceeds of approximately $22.4 million, net of commissions paid, but excluding estimated transaction expenses.

In June 2019, the Company entered into an ATM equity offering sales agreement with Stifel (the “June 2019 ATM Agreement”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $30 million, from time to time, through an “at-the-market” equity offering program under which Stifel acted as sales agent.   For the year ended December 31, 2019, the Company sold 3,584,945 common shares under the June 2019 ATM Agreement for proceeds of approximately $29.4 million, net of commissions paid, but excluding transaction expenses and terminated this equity offering upon completion.

In November 2019, the Company entered into an ATM equity offering sales agreement with Stifel (the “November 2019 ATM Agreement”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $20 million, from time to time, through an “at-the-market” equity offering program under which Stifel acted as sales agent.   For the year ended December 31, 2019, the Company sold 1,729,110 common shares under the November 2019 ATM Agreement for proceeds of approximately $19.6 million, net of commissions paid, but excluding transaction expenses and terminated this equity offering upon completion.

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

The extent to which the COVID-19 pandemic impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent of its impact on worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic as of September 30, 2020 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, estimates related to collaboration revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets and intangibles. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Despite the Company’s efforts, the ultimate impact of the COVID-19 pandemic depends on factors beyond the Company’s knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, the Company is unable to estimate the extent to which the COVID-19 pandemic will negatively impact its financial results or liquidity.

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

Restricted Cash

The Company had $150,000 in restricted cash deposited with a commercial bank to collateralize a credit card as of September 30, 2020 and December 31, 2019.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date. For the three and nine months ended September 30, 2020 and 2019, the Company recorded approximately $2,916 and $8,750 in amortization expense, respectively, on a straight-line basis.

Revenue Recognition

The Company recognizes collaboration revenue under certain of the Company’s license or collaboration agreements that are within the scope of Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s contracts with customers typically include promises related to licenses to intellectual property and research and development services.  If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. Accordingly, the transaction price is generally comprised of a fixed fee due at contract inception and variable consideration in the form of milestone payments due upon the achievement of specified events and tiered royalties earned when customers recognize net sales of licensed products. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes the “most likely amount” method to estimate the amount of variable consideration, to predict the amount of consideration to which it will be entitled for its one open contract. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of each arrangement that includes development and regulatory milestone payments, the Company evaluates whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. Currently, the Company has one contract with an option to acquire additional goods and/or services in the form of additional research and development services for additional product candidates which it evaluated and determined was not a material right.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to expense as incurred. For the three and nine months ended September 30, 2020, patent expenses were $245,000 and $1,586,000, respectively. For the three and nine months ended September 30, 2019, patent expenses were $476,000 and $1,323,000, respectively. Patent expenses are included in general and administrative expenses in the Company’s statements of operations.

Licensing Fees and Costs

Licensing fees and costs consist primarily of costs relating to the acquisition of the Company’s license agreement (the “Einstein License Agreement”) with the Albert Einstein College of Medicine (“Einstein”), including related royalties, maintenance fees, milestone payments and product development costs. Licensing fees and costs are charged to research and development expense as incurred.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”), which supersedes the existing guidance for lease accounting, Leases (ASC 840). ASC 842 requires a lessee to record a right-of-use asset and a corresponding lease liability for most lease arrangements on the balance sheet.  Under the standard, disclosure of key information about leasing arrangements to assist users of the financial statements with assessing the amount, timing and uncertainty of cash flows arising from leases are required. The standard is effective for fiscal years beginning after December 15, 2018.

The adoption of ASC 842 on January 1, 2019 resulted in the recognition of approximately $9,692,000 of right-of-use asset and $9,347,000 of lease liabilities on the Company’s balance sheet.  The adoption did not have a material net impact on the Company’s consolidated statements of operations or accumulated deficit. Please refer to Note 10 for more detail.

Stock-Based Compensation

The Company periodically issues stock-based awards to officers, directors, employees, Scientific and Clinical Advisory Board members, non-employees and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

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

At September 30, 2020 and 2019, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2020	2019
Common stock warrants	861,969	1,252,441
Common stock options	5,198,587	4,629,085
Restricted stock units	263,335	—
Total	6,323,891	5,881,526

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below.

Level 1.   Observable inputs such as quoted prices in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

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

The Company had approximately $37,813,000 in cash equivalents and $20,074,000 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet as of September 30, 2020. The Company had approximately $39,304,000 in cash equivalents and $15,120,000 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet as of December 31, 2019.

The carrying value of financial instruments (consisting of cash, a certificate of deposit, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (CECL). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within each annual reporting period for smaller reporting companies. The Company is still evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU No. 2019-12 is effective for the Company beginning in fiscal 2021. The Company is currently in the process of evaluating the effects of this pronouncement on its financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.
3.	Fair Value

The Company accounts for its financial assets and liabilities using fair value measurements. The authoritative accounting guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2020
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$37,813	$—	$—	$37,813
Marketable securities	—	20,074	—	20,074
Total	$37,813	$20,074	$—	$57,887

	Fair Value Measurements as of December 31, 2019
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$39,304	$—	$—	$39,304
Marketable securities	—	15,120	—	15,120
Total	$39,304	$15,120	$—	$54,424

As of September 30, 2020, the Company reported approximately $57,887,000 of cash equivalents and marketable securities. The Company’s cash equivalents that are invested in money market funds are valued using Level 1 inputs for identical securities.  The Company measures the fair value of marketable securities that are invested in United States Treasury securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the three and nine months ended September 30, 2020, there were no transfers between Level 2 and Level 3. All Level 2 securities are classified as Debt Securities and are not subject to ASU 2016-01, Financial Instruments, related to other comprehensive income (loss). As of December 31, 2019, the Company reported approximately $54,424,000 of cash equivalents and marketable securities.  During the year ended December 31, 2019, there were no transfers between Level 2 and Level 3.

The carrying values of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.

4.	Marketable Securities

As of September 30, 2020 and December 31, 2019, the fair value of available-for-sale marketable securities by type of security was as follows:

	September 30, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$20,002	$72	$—	$20,074
	$20,002	$72	$—	$20,074

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$15,130	$—	$(10)	$15,120
	$15,130	$—	$(10)	$15,120

At September 30, 2020, there were $20,074,000 of investments in marketable securities that mature within twelve months. At December 31, 2019, marketable securities consisted of approximately $15,120,000 of investments that mature within twelve months.      `
5.	Property and Equipment

Property and equipment as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Computer equipment	$268	$192
Laboratory equipment	4,000	3,588
Furniture and fixtures	93	93
	4,361	3,873
Less: Accumulated depreciation	(2,622)	(2,026)
Total property and equipment, net	$1,739	$1,847

Depreciation expense for the nine months ended September 30, 2020 and 2019 was approximately $596,000 and $605,000, respectively. Depreciation expense for the nine months ended September 30, 2020 excludes trademark amortization expense of approximately $9,000, and amortization of capitalized license expenses of approximately $199,000. During the nine months ended September 30, 2019, the Company sold lab equipment with an acquisition cost of $319,000 and accumulated depreciation of approximately $138,000 and realized a loss of approximately $54,000. Depreciation expense for the three months ended September 30, 2020 and 2019 was approximately $199,000 and $194,000, respectively.  There were no disposals of property and equipment for the three and nine months ended September 30, 2020.

6.	Stock-Based Compensation

Stock Option Valuation

For stock options requiring an assessment of value during the nine months ended September 30, 2020 and 2019, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

September 30, 2020
Risk-free interest rate	0.38 to 1.78%
Expected dividend yield	0%
Expected volatility	93.4-99.6%
Expected life	5.5 to 6.25 years

September 30, 2019
Risk-free interest rate	1.76-2.59%
Expected dividend yield	0%
Expected volatility	82.0-94.0%
Expected life	4.0 to 6.25 years

A summary of stock option activity for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2019	4,793,253	$7.10	5.64
Granted	964,300	17.34
Exercised	(377,747)	4.77
Cancelled	(181,219)	10.71
Stock options outstanding at September 30, 2020	5,198,587	9.05	5.77
Stock options exercisable at September 30, 2020	2,792,928	$6.91	4.25

The Company recognized approximately $6,955,000 in stock-based compensation expense during the nine months ended September 30, 2020, related to stock options activity. As of September 30, 2020, total unrecognized stock-based compensation expense was approximately $18,104,000, which is expected to be recognized as an operating expense in the Company’s consolidated statement of operations and other comprehensive loss over the weighted average remaining period of 2.4 years. During the three and nine months ended September 30, 2020, the Company granted stock options to purchase 235,000 shares of common stock with an average grant date fair value of $15.51 and stock options to purchase 964,300 shares of common stock with an average grant date fair value of $13.63, respectively. During the three and nine months ended September 30, 2019, the Company granted stock options to purchase 16,000 shares of common stock with a weighted average exercise price of $8.40 and stock options to purchase 825,600 shares of common stock with a weighted average exercise price of $6.37, respectively.

The intrinsic value of exercisable but unexercised in-the-money stock options at September 30, 2020 was approximately $22,908,000, based on a fair value of $15.05 per share on September 30, 2020.

Option Amendments- Modification of Incentive Stock Options

During the nine months ended September 30, 2020, the following event resulted in the amendment to terms of outstanding stock option awards:

On January 22, 2020, an employee who was employed for a particular role pursuant to an employment agreement that prescribed certain separation benefits to the employee was separated from that role.  Per the employment agreement, upon termination (i) all unvested stock options would accelerate and become vested as of the termination date, and (ii) the options would remain exercisable, to the extent applicable, following the date of termination for the period prescribed in the equity award plan. As of January 21, 2020, the terminated employee held outstanding options to purchase an aggregate of 215,000 shares of the Company's common stock at a weighted average exercise price of $4.00 per share, including unvested options to purchase 94,375 shares at a weighted average exercise price of $7.83 per share. On January 21, 2020 the unvested portion of the outstanding options vested, and the post-employment option exercise period was extended from 90 days, as prescribed to the equity award plan, to 12 months from the date of the termination. In May 2020, the final separation agreement was amended to extend the post-employment option exercise period from 12 months to 36 months.

The Company calculated the change in stock-based compensation cost associated with the previously described stock option modifications pursuant to the applicable guidance in FASB ASC 718, Compensation—Stock Compensation. The change in compensation cost was determined by calculating the difference between (a) the estimated fair value of each option award immediately prior to the modifications and (b) the estimated fair value of each option award immediately after the modifications. The fair value of each option award immediately prior to and immediately after modification was estimated using the Black-Scholes option-pricing model to determine an incremental fair value, consistent with and in accordance with the Company’s existing accounting policy for stock compensation (see Note 2). The total additional compensation cost associated with the previously described modifications was determined to be approximately $344,850, which was expensed in the nine months ended September 30, 2020.

Restricted Stock Units

On October 3, 2019, the Company granted 100,000 restricted stock units (“RSUs”) with time-based vesting conditions to an executive officer having an average grant date fair value of $7.53 per share. The RSUs vest in three substantially equal installments beginning on the grant date, and annually thereafter, subject to the recipient’s continued service on each applicable vesting date. Compensation expense is recognized on a straight-line basis.

On February 5, 2020, the Company granted 150,000 RSUs with time-based vesting conditions to an executive officer. One-half of the RSUs vest on September 30, 2021, and the balance vest on March 31, 2022, subject to the recipient’s continued service on each applicable vesting date. On March 31, 2020, the Company granted 50,000 RSUs with time-based vesting conditions to an executive officer. The RSUs vest in three substantially equal installments beginning on the grant date, and annually thereafter, subject to the recipient’s continued service on each applicable vesting date. Compensation expense is recognized on a straight-line basis.

On August 21, 2020, the Company granted 20,000 RSUs with time-based vesting conditions to an executive officer.  The RSUs vest in three substantially equal installments beginning on the grant date, and annually thereafter, subject to the recipient’s continued service on each applicable vesting date. Compensation expense is recognized on a straight-line basis.

The following table summarizes the RSU activity under the Company’s 2016 Omnibus Incentive Plan for the nine months ended September 30, 2020:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance as of December 31, 2019	66,667	$7.53
Granted	220,000	17.96
Vested/Released	(23,332)	15.81
Forfeited	-	-
Nonvested balance at September 30, 2020	263,335	$15.51

The Company recognized approximately $1,244,000 in stock-based compensation during the nine months ended September 30, 2020, related to RSU activity. As of September 30, 2020, total unrecognized stock-based compensation was approximately $3,148,000, which is expected to be recognized as an operating expense in the Company’s consolidated statement of operations and other comprehensive loss with a weighted average remaining period of 1.40 years. During the three and nine months ended September 30, 2020, the Company granted 20,000 and 220,000 RSUs with a weighted average grant date fair value per share of $19.87 and $17.96, respectively. The Company did not grant RSUs for the three and nine months ended September 30, 2019.

Stock-based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 was included in the consolidated statement of operations and other comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
General and administrative	$1,050	$520	$3,060	$1,483
Research and development	1,450	919	5,139	3,042
Total	$2,500	$1,439	$8,199	$4,525

7.	Warrants

The Company had two tranches of common stock warrants outstanding at September 30, 2020.  The first tranche was exercisable for an aggregate of 370,370 shares of common stock and was issued on June 15, 2015 with an exercise price of $2.70 per share.  These warrants were issued with a 7-year term and expire on June 15, 2022.  The second tranche was exercisable for an aggregate of 882,071 shares of common stock and was issued on December 27, 2017 with an exercise price of $9.38 per share. These warrants were issued with a 5-year term and expire on December 26, 2022. The intrinsic value of exercisable but unexercised in-the-money common stock warrants at September 30, 2020 was approximately $5,376,000 based on a fair value of $15.05 per share on September 30, 2020.

Each tranche of warrants was evaluated under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and the Company determined that equity classification was appropriate.

The following table summarizes common stock warrant activity for the nine months ended September 30, 2020:

	Warrant Issued June 15, 2015- Tranche 1	Warrant Issued December 27, 2017- Tranche 2	Total
Shares remaining to be issued as of December 31, 2019	322,259	867,568	1,189,827
Issued via cashless exercises	(227,184)	(50,995)	(278,179)
Withheld as payment to cover issued shares	(22,464)	(27,215)	(49,679)
Balance at September 30, 2020	72,611	789,358	861,969

8.	Collaboration Revenue

The Company recognizes collaboration revenue under certain of the Company’s license or collaboration agreements that are within the scope of ASC 606. The Company’s contracts with customers typically include promises related to licenses to intellectual property and research and development services.  If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and if, over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company’s contracts may include options to acquire additional goods and/or services.

The terms of the Company’s arrangements with customers typically include the payment of one or more of the following: (i) non-refundable, up-front payment, (ii) development, regulatory and commercial milestone payments, (iii) future options and (iv) royalties on net sales of licensed products. Accordingly, the transaction price is generally comprised of a fixed fee due at contract inception and variable consideration in the form of milestone payments due upon the achievement of specified events and tiered royalties earned when customers recognize net sales of licensed products. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes the “most likely amount” method to estimate the amount of variable consideration, to predict the amount of consideration to which it will be entitled for its one open contract. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Milestone payments that are not within the control of the Company or the licensee, such as those dependent upon receipt of regulatory approval, are not considered to be probable of achievement until the triggering event occurs. At the end of each reporting period, the Company reevaluates the probability of achievement of each milestone and any related constraint, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

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

Revenue is recognized based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied by transferring a promised good and/or service to the customer. For performance obligations that are satisfied over time, the Company recognizes revenue by measuring the progress toward complete satisfaction of the performance obligation using a single method of measuring progress which depicts the performance in transferring control of the associated goods and/or services to the customer. The Company uses input methods to measure the progress toward the complete satisfaction of performance obligations satisfied over time. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment. The Company measures progress toward satisfaction of the performance obligation over time as effort is expended.

On November 14, 2017, the Company entered into a collaboration agreement (the “Merck Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) for a partnership to research and develop certain of the Company’s proprietary biologics that target certain autoimmune disease indications (the “Initial Indications”). The Company views the Merck Collaboration Agreement as a component of its development strategy since it will allow the Company to advance its autoimmune programs in partnership with a world class pharmaceutical company, while also continuing its focus on its more advanced cancer programs. The research program outlined in the Merck Collaboration Agreement entails (1) the Company’s research, discovery and development of certain Immuno-STATTM drug candidates up to the point of demonstration of certain biologically relevant effects (“Proof of Mechanism”) and (2) the further development by Merck of the Immuno-STAT drug candidates that have demonstrated Proof of Mechanism (the “Proposed Product Candidates”) up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates’ profiles as described in the Merck Collaboration Agreement.

In exchange for the licenses and other rights granted to Merck under the Merck Collaboration Agreement, Merck paid to the Company a $2.5 million nonrefundable up-front payment. Additionally, the Company may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, the Company is eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Merck Collaboration Agreement requires the Company to use the first $2.5 million of milestone payments it receives under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales.

As it relates to the Merck Collaboration Agreement, the Company recognized the upfront payment associated with its one open contract as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified in current liabilities. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as contract liabilities, net of current portion. The Company determined that there was one performance obligation, consisting of the license and research development services.  Thus, the transaction price of $2.5 million was allocated to the single performance obligation.

The Company does not believe that any variable consideration should be included in the transaction price at September 30, 2020.  Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.  For the three months ended September 30, 2020 and 2019, the Company recorded approximately $51,000 and $174,000, respectively, in collaboration revenue related to this agreement. For the nine months ended September 30, 2020 and 2019, the Company recorded approximately $224,000 and $874,000, respectively, in collaboration revenue related to this agreement. As of September 30, 2020 and December 31, 2019, the Company recorded short- and long-term research and development liabilities on its balance sheet dated of approximately $259,000 and $0, respectively.

On November 6, 2018, the Company entered into a collaboration agreement (the “LG Chem Collaboration Agreement”) with LG Chem Life Sciences (“LG Chem”) related to the development of the Company’s Immuno-STATs focused in the field of oncology.  Pursuant to the LG Chem Collaboration Agreement, the Company granted LG Chem an exclusive license to develop, manufacture and commercialize the Company’s lead product, CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens, in certain Asian countries (collectively, the “LG Chem Territory”).  Pursuant to a global license and collaboration agreement, dated December 18, 2019, as amended on November 5, 2020, LG Chem has the option to elect one additional Immuno-STAT for an oncology target on or prior to April 30, 2021 for a worldwide development and commercialization license, and the Company will retain an option to co-develop and co-commercialize the additional program worldwide (see Note 11).  The Company retains rights to develop and commercialize all assets included in the agreement in the United States and in global markets outside of Asia.  In exchange for the licenses and other rights granted to LG Chem under the LG Chem Collaboration Agreement, LG Chem made a $5.0 million equity investment in common stock of the Company and a $5.0 million nonrefundable upfront cash payment.  The Company is also eligible to receive up to an additional $400 million in research, development, regulatory and sales milestones.  In addition, the LG Chem Collaboration Agreement also provides that LG Chem will pay the Company tiered single-digit percentage royalties on net sales of commercialized product candidates in the LG Chem Territory.

On May 16, 2019, LG Chem paid the Company a $2.5 million milestone payment for the U.S. Food and Drug Administration (“FDA”) acceptance of the investigational new drug application (“IND”) for the Company’s lead drug candidate, CUE-101, pursuant to the LG Chem Collaboration Agreement.  The $2.5 million milestone payment was recorded as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Of the $2.5 million milestone payment, approximately $412,500 was recognized as tax withholding, shown as income tax expense on the statement of operations and comprehensive loss. The Company recorded short- and long-term research and development liabilities on its balance sheet of approximately $5,707,000 and $1,204,000, respectively, as of September 30, 2020.  The Company recorded short- and long-term research and development liabilities on its balance sheet of approximately $3,614,000 and $4,018,000, respectively, as of December 31, 2019.

Aside from the $2.5 million milestone payment, the Company does not believe that any variable consideration should be included in the transaction price as of September 30, 2020.  Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.  For the three and nine months ended September 30, 2020, the Company recognized revenue of approximately $653,000 and approximately $2,455,000, respectively, related to this agreement. For the three and nine months ended September 30, 2019, the Company recognized revenue of approximately $810,000 and approximately $1,535,000, respectively.

The Company considered the capitalization of contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers.  There were no contract costs identified in the Merck Collaboration Agreement.  As it related to the LG Chem Collaboration Agreement, the Company capitalized license expenses of approximately $751,000 as of September 30, 2020, pursuant to the Einstein License Agreement which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. This amount is comprised of approximately $438,000 of capitalized license expenses related to the upfront payment received from LG Chem in December 2018 and approximately $313,000 in capitalized license expenses related to the milestone payment received in June 2019, net of accumulated amortization of approximately $425,000.  As of September 30, 2020, $265,000 is included in prepaid expenses and other short-term assets and $61,000 is included in other long-term assets related to the LG Chem agreement. As of December 31, 2019, $264,503 is included in prepaid expenses and other short-term assets and $260,497 is included in other long-term assets.
9.	Commitments and Contingencies

Einstein License Agreement

In 2015, the Company entered into the Einstein License Agreement with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. On July 31, 2017, the Company entered into an amended and restated license agreement which modified certain obligations of the parties under the Einstein License Agreement.  For the three and nine months ended September 30, 2020, the Company incurred approximately $18,750, and $56,250 respectively, in fees and expenses to Einstein in relation to this license. For the three and nine months ended September 30, 2019, the Company incurred approximately $150,000, and $325,000 respectively, in fees and expenses to Einstein in relation to this license.

The Company’s remaining commitments with respect to the Einstein License Agreement are based on the attainment of future milestones. The aggregate amount of milestone payments made under the Einstein License Agreement may equal up to $1.85 million for each product, process or service that use the patents covered by the Einstein License Agreement, including certain technology received from Einstein relating thereto (“Licensed Products”), and up to $1.85 million for each new indication of a Licensed Product. Additionally, the aggregate amount of one-time milestone payments based on cumulative sales of all Licensed Products may equal up to $5.75 million.

Collaboration Agreement with Merck

 See discussion of the Merck Collaboration Agreement in Note 8.

Collaboration Agreement with LG Chem Life Sciences

See discussion of the LG Chem Collaboration Agreement in Note 8.

Contingencies

The Company accrues for contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in these consolidated financial statements.

The Company may be subject to various legal proceedings from time to time as part of its business. As of September 30, 2020, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

10.	Leases

The Company leases approximately 19,900 square feet of office space in Cambridge, Massachusetts under a lease that began in May 2018 and is scheduled to expire on April 14, 2021 (the “Lease”), as discussed further below. Upon adoption of ASC 842, the Company recorded a right-of-use asset and corresponding lease liability for the Lease on January 1, 2019, by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate annually, over the 2.3-year remaining term.

The Company adopted ASC 842 as of January 1, 2019 using the effective date method, in which the Company did not restate prior periods.  Upon adoption, the Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, allowed it to carry forward the historical lease classification.  The Company does not allocate consideration in its leases to lease and non-lease components and does not record leases on its balance sheets with terms of 12 months or less.

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

On January 18, 2018, the Company entered into an operating lease agreement for its laboratory and office space in Cambridge, Massachusetts for the period from May 1, 2018 through April 30, 2021 (the “Laboratory and Office Lease”).  The lease contains escalating payments during the lease period.  Upon execution of this lease agreement, the Company prepaid three months of rent, two of which will be held in escrow and credited against future rent payments and the other of which was applied to the first month’s rent. The Company also prepaid seven and one half months rent pursuant to an amendment to the lease agreement executed on June 18, 2018.  These amounts were recorded to deposits and prepaid expenses, respectively, at December 31, 2018. On June 18, 2018, the Company entered into an amendment to the Laboratory and Office Lease that provided the Company with a reduction in rental fees for its office and laboratory space in exchange for prepayment of a portion of the fees. This amendment was effective beginning on May 15, 2018 and expires on April 14, 2021.

The monthly rent payment due under the Laboratory and Office Lease is currently $330,550 until April 2021 and will increase to $375,174 for the remainder of the term.

On September 20, 2018, the Company entered into an operating lease for additional laboratory space at 21 Erie Street, Cambridge, Massachusetts for the period from October 15, 2018 through April 14, 2021 (the “Additional Laboratory Lease”). The lease contains escalating payments during the lease period. The monthly rental rate under the Additional Laboratory Lease was $72,600 for the first 12 months and $78,600 for the remainder of the term. Upon execution of this lease agreement, the Company prepaid 12 months’ rent pursuant to the lease agreement executed on September 20, 2018.  As of September 30, 2020 and December 31, 2019, a security deposit of approximately $177,000 is included in deposits on the Company’s balance sheet.

On September 19, 2019, the Company entered into a second amendment to the Additional Laboratory Lease that removed one holding room from the additional laboratory space. The amendment was effective beginning on October 1, 2019 and expires on April 14, 2021. The monthly rental rate under the Additional Laboratory Lease decreased from $78,600 to $58,995 for the remainder of the lease term. The partial termination of the lease did not change the classification of the lease and remained accounted for as an operating lease. The weighted-average discount rate remained the same at 6%. The Company accounted for the lease modification under ASC 842 that removed one holding room by electing Approach 1, which remeasured the right-of-use asset on the basis of the amount of the liability change. The modification of the partial termination resulted in a reduction to right-of-use asset and lease liability of $335,465 and $327,079, respectively. The difference of $8,386 was recorded as a loss to the right-of-use asset as of December 31, 2019.

On June 24, 2020, the Company entered into a second amendment to the Laboratory and Office Lease. Pursuant to the amendment (1) the term of the lease was extended to June 14, 2022 and (2) the monthly rental rate for the last 14 months of the lease term was increased to $375,174. The Company determined that the amendment should be accounted for as a lease modification applicable under ASC 842, not as a separate contract, with an effective date of lease modification of May 14, 2020. At the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of approximately $4,826,000.

On July 20, 2020, the Company entered into a third amendment to the Additional Laboratory Lease. Pursuant to the amendment the term of the lease was extended to June 14, 2022. The Company determined that the amendment should be accounted for as a lease modification applicable under ASC 842, not as a separate contract, with an effective date of lease modification of August 4, 2020, when the agreement was fully executed. At the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of approximately $813,000.

At September 30, 2020, the Company recorded approximately $7,876,000 to operating right-of-use asset, and approximately $4,569,000 and $3,633,000 to short and long-term operating lease liability, respectively. At September 30, 2020 the remaining lease term was 1.71 years for both leases. At December 31, 2019, the Company recorded approximately $5,337,000 to operating right-of-use asset, and approximately $4,448,000 and $1,348,000 to short and long-term operating lease liability, respectively. At December 31, 2019 the remaining lease term was 1.29 years for both leases.

Future minimum lease payments under these leases at September 30, 2020 are as follows:

Year	(in thousands)
2020	1,173
2021	5,080
2022	2,408
Total lease payment	$8,661
Less: present value discount	(459)
Total	$8,202

Total rent expense of approximately $1,212,000 and $1,137,000 was included in the consolidated statement of operations and comprehensive loss for the three months ended September 30, 2020 and 2019, respectively, and $3,372,000 and $3,411,000 for the nine months ended September 30, 2020 and 2019, respectively. Other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2020 is summarized in the table below.

Other information (in thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,169	$3,372
Operating lease cost	$1,212	$3,372

Weighted average discount rate	6.0%	6.0%

Weighted average remaining lease term	1.71 years	1.71 years

The Company recorded a right-of-use asset of approximately $7,876,000 and lease liability of approximately $8,202,000 at September 30, 2020.  The change in the right-of-use asset and lease liability is due to rental expense of approximately $1,212,000 and $3,372,000, recorded during the three and nine months ended September 30, 2020, respectively.

11.	Subsequent Events

  On November 5, 2020, the Company entered into an amendment to the Global License and Collaboration agreement with LG Chem, which extended the expiration date of LG Chem’s option to exercise an Additional Immuno-STAT from November 6, 2020 to April 30, 2021.  All other terms and conditions of the Global License and Collaboration Agreement remain in full force and effect and were not modified by this amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cue Biopharma, Inc. (“Cue Biopharma”, “we”, “us”, “our” or the “Company”) should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on March 12, 2020, as amended by Amendment Nos. 1 and 2 to such Annual Report on Form 10-K filed by us with the SEC on March 12, 2020 and April 29, 2020, respectively (the “2019 Annual Report”).

Overview

Cue Biopharma is a clinical-stage biopharmaceutical company engineering a novel class of injectable biologics to selectively engage and modulate targeted T cells within the body. Our proprietary Immuno-STAT (Selective Targeting and Alteration of T Cells) platform is engineered to selectively engage and modulate disease relevant T cells directly within the body which we believe will allow us to harness the fullest potential of an individual’s intrinsic immune repertoire for restoring health while avoiding the deleterious side effects of broad immune activation (for immuno-oncology or infectious disease indications) or broad immune suppression (for autoimmunity and inflammation). In addition to the selective control of T cell activity, we believe Immuno-STATs offer several key points of potential differentiation over competing approaches, including modularity and versatility, providing broad disease coverage, manufacturability, and convenient administration.

Through protein engineering, we leverage the modular and versatile nature of the Immuno-STAT platform to design therapeutic candidates for selective immune modulation in cancer, chronic infectious disease, and autoimmune disease. In seeking to address the needs of these clinical indications, we have developed three biologic series, CUE-100, CUE-200, and CUE-300, each possessing distinct signaling modules that underscore unique biological mechanisms that may be applied across many diseases.  The CUE-100 series exploits engineered IL-2 in the context of the core Immuno-STAT framework for activation of tumor-specific T cells, while the CUE-200 series is focused on co-stimulatory T cell signaling pathways including activation signals CD80 and/or 4-1BBL. The CUE-300 series is being developed for autoimmune diseases for selective modulation of the autoreactive T cell repertoire.

Our product candidates are in various stages of clinical and preclinical development, and while we believe that these candidates hold tremendous potential value, our activities are subject to significant risks and uncertainties. We have not yet commenced any commercial revenue-generating operations, have limited cash flows from operations, and will need to raise additional capital to fund our growth and ongoing business operations.

Our Immuno-STAT Pipeline

The pipeline snapshot above details our current portfolio assets and their stages of development. CUE-101 is our most advanced clinical stage asset, currently being dosed in a Phase 1 monotherapy trial for human papilloma virus (HPV)-driven head and neck cancer, and a Phase 1 combination trial with KEYTRUDA® has been initiated in the same indication. CUE-102 focuses on Wilm’s tumor-1 (WT1) as the tumor antigen.

We have made significant progress advancing the IL-2-based CUE-100 series.  We dosed the first patient in September 2019 in a Phase 1 dose escalation clinical trial of CUE-101 for the treatment of HPV16-driven recurrent/metastatic, or R/M, head and neck squamous cell carcinoma, or HNSCC, in second-line and beyond patients. This monotherapy Phase 1 clinical trial focuses on patients with R/M HNSCC who have received and failed several prior lines of systemic therapy including checkpoint inhibitors. To date, CUE-101 has demonstrated a favorable tolerability profile as a monotherapy.  We continue to generate encouraging data sets as we dose escalate into higher cohorts. During the fourth quarter of 2020 we extended this Phase 1 clinical trial into the front-line R/M HNSCC setting to evaluate the combination of CUE-101 with Merck Sharp & Dohme Corp., or Merck’s, anti-PD-1 therapy KEYTRUDA® (pembrolizumab).  The potential synergy with KEYTRUDA is due to CUE-101’s novel mechanism of action, which is designed to selectively activate and expand targeted T cells directly in the patient’s body and which we believe has the potential of enhancing the clinical activity of KEYTRUDA’s blockade of the checkpoint PD-1 molecule.  In preclinical studies, we have observed activation and expansion of the targeted T cells circulating in the peripheral blood, as well as a significant expansion of tumor infiltrating lymphocytes. In addition to the Phase 1 combination trial with KEYTRUDA, we anticipate initiating a neoadjuvant study in newly diagnosed HPV+ HNSCC patients in the first half of 2021, which will provide further mechanistic insights into the activation and effector function of T cells resident in tumor tissue. CUE-101 is a derivative of our IL-2 based CUE-100 series and is exemplary of the union of the rational protein engineering underscoring the Immuno-STAT platform and key immunological nodes to selectively enhance anti-tumor immunity.  Data relating to this work were recently published in a peer-reviewed journal (Quayle et al., Clinical Cancer Research 2020, https://clincancerres.aacrjournals.org/content/early/2020/01/15/1078-0432.CCR-19-3354).

We are also currently advancing a pipeline of additional promising preclinical candidates that we believe hold the potential to treat multiple cancers.  Emerging data from our CUE-102 (WT1) program recently presented at NYAS Frontiers in Cancer Immunotherapy demonstrates early evidence of selective T cell expansion, and we are continuing to develop CUE-102 toward an investigational new drug application, or IND, through enabling studies, which we anticipate fling in the second half of 2021. In addition to oncology, we have made recent advances with the CUE-300 series for autoimmune disorders, including progress made in our collaboration with Merck through the generation of proof of concept data which demonstrates the potential for targeting autoreactive T cells in type 1 diabetes (https://www.cuebiopharma.com/wp-content/uploads/2020/03/CUE-Merck-Autoimmune-Data.pdf). We expect to further develop a growing pipeline of promising autoimmune candidates during the fourth quarter of 2020 and throughout 2021. Furthermore, we also have the potential of developing a pipeline of Immuno-STATs for treating infectious diseases with the CUE-200 series. We have generated supportive data for the application of Immuno-STATs to infections disease through our continued collaboration with Dr. Steven Almo, a co-founder of the company. In addition to the Immuno-STATs described above, we are developing a next generation platform, termed Neo-STAT, that we believe has the potential to significantly enhance our productivity and platform flexibility by generating a stable “peptide-less” or “empty” Immuno-STAT scaffold of the CUE-100 series, to which peptides of interest may be covalently attached.

Coronavirus (“COVID-19”) Pandemic

The COVID-19 outbreak, which the World Health Organization has classified as a pandemic, has prompted governments and regulatory bodies throughout the world to issue “stay-at-home” or similar orders, and enact restrictions on the performance of “non-essential” services, public gatherings and travel.

Beginning in March 2020, we undertook precautionary measures intended to help minimize the risk of virus transmission to our employees, including the establishment of remote working standards, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. To date, we do not believe these actions have had a significant negative impact on our productivity or our operations. However, these actions or additional measures we may undertake may ultimately delay progress our developmental goals or otherwise negatively affect our business.  In addition, third-party actions taken to contain the spread of the novel coronavirus, SARS-CoV-2 and mitigate its public health effects may negatively affect our business.

Plan of Operation

Our technology is in the development phase. We believe that our licensed platforms have the potential for creating a diverse pipeline of strong product candidates addressing multiple medical indications. We intend to maximize the value and probability of commercialization of our Immuno-STAT product candidates by focusing on research, testing, optimizing, conducting pilot studies, performing early stage clinical development and potentially partnering for more extensive, later stages of clinical development, as well as seeking extensive patent protection and intellectual property development.

Since we are a development-stage company, the majority of our business activities to date and our planned future activities will be devoted to furthering research and development.

A fundamental part of our corporate development strategy is to establish one or more strategic partnerships with leading pharmaceutical or biotechnology organizations that will allow us to more fully exploit the potential of our technology platform, such as those described below under the headings “Collaboration Agreement with Merck” and “Collaboration with LG Chem”.

Critical Accounting Policies and Significant Judgements and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments, including those described below, on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2020.

Recent Accounting Pronouncements and Adopted Standards

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Significant Contracts and Agreements Related to Research and Development Activities

Einstein License Agreement

On January 14, 2015, we entered into a license agreement, as amended and restated on July 31, 2017, or the Einstein License, with Albert Einstein College of Medicine, or Einstein, for certain patent rights relating to our core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides.

We hold an exclusive worldwide license, with the right to sublicense, import, make, have made, use, provide, offer to sell, and sell all products, processes and services that use the patents covered by the Einstein License, including certain technology received from Einstein related thereto, or the Licensed Products. Under the Einstein License, we are required to:

•	Pay royalties and amounts based on certain percentage of proceeds, as defined in the Einstein License, from sales of Licensed Products and sublicense agreements.
•	Pay escalating annual maintenance fees, which are non-refundable, but are creditable against the amount due to Einstein for royalties.
•

Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. For the three and nine months ended September 30, 2020, none of these milestones had been achieved by us.

•	Incur minimum product development costs per year until the first commercial sale of the first Licensed Product.

We were in compliance with our obligations under the Einstein License at September 30, 2020.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if we fail to meet our obligations thereunder.

We account for the costs incurred in connection with the Einstein License in accordance with ASC 730, Research and Development. For the three and nine months ended September 30, 2020 and 2019, costs incurred with respect to the Einstein License aggregate $18,750 and $56,250, respectively, for such period. Such costs are included in research and development costs in the statement of operations.

Pursuant to the Einstein License, we issued to Einstein 671,572 shares of our common stock in connection with the consummation of the initial public offering of our common stock on December 27, 2017.

Collaboration Agreement with Merck

On November 14, 2017, we entered into an Exclusive Patent License and Research Collaboration Agreement, or the Merck Agreement, with Merck for a partnership to research and develop certain of our proprietary biologics that target certain autoimmune disease indications, or the Initial Indications. We view the Merck Agreement as a component of our development strategy since it will allow us to advance our autoimmune programs in partnership with a world class pharmaceutical company, while also continuing our focus on our more advanced cancer programs. The research program outlined in the Merck Agreement entails (1) our research, discovery and development of certain Immuno-STAT drug candidates up to the point of demonstration of certain biologically relevant effects, or Proof of Mechanism, and (2) the further development by Merck of the Immuno-STAT drug candidates that have demonstrated Proof of Mechanism, or the Proposed Product Candidates, up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates’ profiles as described in the Merck Agreement.

For the purposes of this collaboration, we granted to Merck under the Merck Agreement an exclusive license under certain of our patent rights, including a sublicense of patent rights licensed from Einstein, to the extent applicable to the specific Immuno-STAT that are elected to be developed by Merck.  So long as Merck continues product development on a Proposed Product Candidate, we are restricted from conducting any development activities within the Initial Indication covered by such Proposed Product Candidate other than pursuant to the Merck Agreement.

In exchange for the licenses and other rights granted to Merck under the Merck Agreement, Merck paid to us a $2.5 million nonrefundable up-front payment. Additionally, we may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, we are eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Merck Agreement requires us to use the first $2.5 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales. For the three and nine months ended September 30, 2020, we recorded approximately $51,000 and $224,000, respectively, in collaboration revenue related to this agreement.

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

Notwithstanding the foregoing, Merck may terminate the Merck Agreement at any time upon 30 days’ notice to us. The Merck Agreement may also be terminated by either party if the other party is in breach of its obligations thereunder and fails to cure such breach within 90 days after notice or by either party if the other party files for bankruptcy or other similar insolvency proceedings.

Collaboration Agreement with LG Chem

Effective November 6, 2018, we entered into a collaboration agreement with LG Chem Life Sciences, or LG Chem, which we refer to as the LG Chem Agreement, related to the development of Immuno-STATs focused in the field of oncology.

Pursuant to the LG Chem Agreement, we granted LG Chem an exclusive license to develop, manufacture and commercialize our lead product, CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens, or Product Candidates, in Australia, Japan, Republic of Korea, Singapore, Malaysia, Vietnam, Thailand, Philippines, Indonesia, China (including Macau and Hong Kong) and Taiwan, which we refer to collectively as the LG Chem Territory. On December 20, 2018, we reported the selection of Wilms Tumor 1, or WT1, as the first target antigen for a Product Candidate under the LG Chem Agreement.  We retain rights to develop and commercialize all assets included in the LG Chem Agreement in the United States and in global markets outside of the LG Chem Territory. Under the LG Chem Agreement, we will engineer the selected Immuno-STATs for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, thereby enhancing our market reach by providing for greater patient coverage of populations in global markets, while LG Chem will establish a chemistry, manufacturing and controls, or CMC, process for the development and commercialization of selected Product Candidates. The LG Chem Agreement provided LG Chem with the option to select one additional Immuno-STAT for an oncology target, or an Additional Immuno-STAT, for an exclusive worldwide development and commercialization license. On December 18, 2019, we and LG Chem entered into a global license and collaboration agreement, which was amended on November 5, 2020.  We refer to such agreement, as amended, as the Global License and Collaboration Agreement.  The Global License and Collaboration Agreement supersedes the provisions of the LG Chem Agreement related to LG Chem’s option for an Additional Immuno-STAT but generally does not become effective unless and until LG Chem exercises its option, other than certain select provisions including the length of the option period and representations, warranties and covenants of the parties.  If LG Chem exercises this option, which expires on April 30, 2021, then the other provisions of the Global License and Collaboration Agreement, including the license to the Additional Immuno-STAT from us to LG Chem and the terms and conditions for such license, will become effective. We will retain an option to co-develop and co-commercialize the additional program worldwide.

Under the terms of the LG Chem Agreement, LG Chem paid us a $5.0 million non-refundable, non-creditable upfront payment and purchased approximately $5.0 million of shares of our common stock at a price per share equal to a twenty percent (20%) premium to the volume weighted-average closing price per share over the thirty (30) trading day period immediately prior to the effective date of the LG Chem Agreement. We are also eligible to receive additional aggregate payments of approximately $400 million if certain research, development, regulatory and commercial milestones are successfully achieved. On May 16, 2019, we earned a $2.5 million milestone payment for the U.S. Food and Drug Administration, or FDA’s, acceptance of the IND for our lead drug candidate, CUE-101, pursuant to the LG Chem Agreement. In addition, the LG Chem Agreement also provides that LG Chem will pay us tiered single-digit royalties on net sales of commercialized Product Candidates, or Collaboration Products, in the LG Chem Territory on a product-by-product and country-by-country basis, until the later of expiration of patent rights in a country, the expiration of regulatory exclusivity in such country, or ten years after the first commercial sale of a Collaboration Product in such country, subject to certain royalty step-down provisions set forth in the LG Chem Agreement.

Pursuant to the LG Chem Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products.  In return for performing CMC process development, LG Chem is eligible to receive low-single digit royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. Furthermore, should LG Chem exercise its option for an Additional Immuno-STAT, LG Chem will pay us a one-time, non-refundable, non-creditable upfront payment and we will be eligible to receive up to approximately $470 to $675 million in fees and milestone payments as well as tiered royalty payments on future global sales that range from high-single digits to mid-double digit teens in the United States and mid-single to low-double digits outside of the United States.  The amount of fees and milestone payments, as well as whether we receive royalty payments, will depend on when LG Chem nominates the Additional Immuno-STAT, the number of alleles selected by LG Chem and whether we exercise our option to co-develop and co-commercialize the additional program worldwide, in which case we would share costs and profits instead of receiving royalties and post-option-exercise milestones. For the three and nine months ended September 30, 2020, we recognized approximately $653,000 and $2,455,000, respectively, in collaboration revenue related to this agreement.

The LG Chem Agreement includes various representations, warranties, covenants, indemnities and other customary provisions. LG Chem may terminate the LG Chem Agreement for convenience or in the event we undergo a change of control on a program-by-program, product-by-product or country-by-country basis, or in its entirety, at any time following the notice period set forth in the LG Chem Agreement. Either party may terminate the LG Chem Agreement, in its entirety or on a program-by-program, product-by-product or country-by-country basis, in the event of an uncured material breach. The LG Chem Agreement is also terminable by either party (i) upon the bankruptcy, insolvency or liquidation of the other party or (ii) for certain activities involving the challenge of certain patents controlled by the other party. Unless earlier terminated, the LG Chem Agreement will expire on a product-by-product and country-by-country basis upon the expiration of the applicable royalty term.

Results of Operations

Collaboration Revenue

We have not generated commercial revenue from product sales. To date, we have generated collaboration revenue from the Merck Agreement and the LG Chem Agreement.

Operating Expenses

We generally recognize operating expenses as they are incurred in two general categories, general and administrative expenses and research and development expenses. Our operating expenses also include non-cash components related to depreciation and amortization of property and equipment and stock-based compensation, which are allocated, as appropriate, to general and administrative expenses and research and development expenses.

General and administrative expenses consist of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as professional fees, insurance costs, and other general corporate expenses. Management expects general and administrative expenses to increase in future periods as we add personnel and incur additional expenses related to an expansion of our research and development activities and our operation as a public company, including higher legal, accounting, insurance, compliance, compensation and other expenses.

Research and development expenses consist primarily of compensation expenses, fees paid to consultants, outside service providers and organizations (including research institutes at universities), facility expenses, and development and clinical trial expenses with respect to our product candidates. We charge research and development expenses to operations as they are incurred. Management expects research and development expenses to increase in the future as we increase our efforts to develop technology for potential future products based on our technology and research.

Three and Nine Months Ended September 30, 2020 and 2019

Our statements of operations for the three and nine months ended September 30, 2020 and 2019, as discussed herein, are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Collaboration revenue	$704	$984	$2,679	$2,409
Operating expenses:
General and administrative	3,318	2,776	11,205	9,640
Research and development	7,517	5,302	25,542	20,523
Total operating expenses	10,835	8,078	36,747	30,163
Loss from operations	(10,131)	(7,094)	(34,068)	(27,754)
Other income:
Interest income	123	99	460	309
Other (expense) income	(23)	5	(74)	77
Total other income	100	104	386	386
Loss Before Income Taxes	$(10,031)	$(6,990)	$(33,682)	$(27,368)
Income tax expense	—	(413)	—	(413)
Net Loss	$(10,031)	$(6,990)	$(33,682)	$(27,781)
Unrealized gains from available-for-sale securities	83	—	82	11
Comprehensive loss	$(9,948)	$(6,990)	$(33,600)	$(27,771)
Net loss per common share – basic and diluted	$(0.34)	$(0.31)	$(1.20)	$(1.30)
Weighted average common shares outstanding – basic and diluted	29,650,909	22,450,071	28,151,361	21,334,195

Collaboration Revenue

Collaboration revenue was $704,000 and $984,000 for the three months ended September 30, 2020 and 2019, respectively. We recognized collaboration revenue of approximately $2,679,000 and $2,409,000 for the nine months ended September 30, 2020 and

2019, respectively. All collaboration revenue recognized was related to the performance of services under our collaboration agreements with Merck and LG Chem.

General and Administrative

General and administrative expenses totaled approximately $3,318,000 and $2,776,000 for the three months ended September 30, 2020 and 2019, respectively. This increase of approximately $542,000 during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was due primarily to stock-based compensation related to executive management and legal fees offset by a decrease in travel expenses as the COVID-19 pandemic continued to hamper business travel throughout the third quarter. We expect our general and administrative expenses to increase as we continue to expand our operations.

General and administrative expenses for the three months ended September 30, 2020 consisted of expenses related to employee and board compensation of approximately $964,000, stock-based compensation expense of $1,050,000, professional and consulting fees of $744,000, rent of $297,000, insurance expense of $67,000, depreciation and amortization of $25,000, travel of $3,000, investor relations of $53,000, and other expenses of $115,000. General and administrative expenses for the three months ended September 30, 2019 included expenses related to employee and board compensation of approximately $849,000, stock-based compensation expense of $520,000, professional and consulting fees of $950,000, rent of $242,000, depreciation and amortization of $23,000, insurance expense of $44,000, travel of $26,000, and other expenses of $122,000.

General and administrative expenses totaled approximately $11,205,000 and $9,640,000 for the nine months ended September 30, 2020 and 2019, respectively. This increase of approximately $1,565,000 during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due primarily to our growth and the growth of our activities. We expect our general and administrative expenses to continue to increase as we expand our operations.

General and administrative expenses for the nine months ended September 30, 2020 consisted of expenses related to employee and board compensation of approximately $2,901,000, stock-based compensation expense of $3,060,000, professional and consulting fees of $3,498,000, rent of $814,000, insurance expense of $194,000, depreciation and amortization of $75,000, travel of $28,000, other expenses of $364,000, and investor relations of $271,000. General and administrative expenses for the nine months ended September 30, 2019 consisted of expenses related to employee and board compensation of approximately $2,724,000, stock-based compensation expense of $1,483,000, professional and consulting fees of $3,702,000, rent of $721,000, insurance expense of $406,000, depreciation and amortization of $60,000, travel of $131,000, and other expenses of $413,000.

Research and Development

Research and development expenses totaled approximately $7,517,000 and $5,302,000 for the three months ended September 30, 2020 and 2019, respectively. This increase of approximately $2,215,000 during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was due primarily to the increase in laboratory and drug substance manufacturing costs, stock-based compensation expense and clinical expenses, offset by a decrease in travel expenses as the COVID-19 pandemic continued to hamper business travel throughout the third quarter. We expect our research and development expenses to increase as we expand our clinical development activities.

Research and development expenses for the three months ended September 30, 2020 included expenses related to employee and Scientific and Clinical Advisory Board compensation of approximately $1,835,000, stock-based compensation expense of $1,450,000, depreciation and amortization of $243,000, research and laboratory expenses of $1,558,000, clinical expenses of $1,022,000, rent of $915,000, other professional fees of $130,000, licensing fees of $24,000, insurance expense of $168,000, travel of $4,000, and other expenses of $168,000. Research and development expenses for the three months ended September 30, 2019 included expenses related to employee and Scientific and Clinical Advisory Board compensation of $1,431,000, stock-based compensation expense of $919,000, depreciation and amortization of $241,000, research and laboratory expenses of $808,000, clinical expenses of $628,000, rent of $895,000, other professional fees of $59,000, licensing fees of $22,000, insurance expenses of $118,000 and other expenses of $181,000.

Research and development expenses totaled approximately $25,542,000 and $20,523,000 for the nine months ended September 30, 2020 and 2019, respectively. This increase of approximately $5,019,000 during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due primarily to the increase in laboratory and drug substance manufacturing costs, stock-based compensation expense and clinical expenses, offset by a decrease in travel expenses as the COVID-19 pandemic continued to hamper business travel. We expect our research and development expenses to continue to increase as we expand our development activities.

Research and development expenses for the nine months ended September 30, 2020 included expenses related to employee and Scientific and Clinical Advisory Board compensation of approximately $6,012,000, stock-based compensation expense of $5,139,000 depreciation and amortization of $728,000, research and laboratory expenses of $6,449,000, clinical expenses of $3,054,000, rent of $2,560,000, other professional fees of $397,000, licensing fees of $74,000, travel expenses of $26,000, insurance expense of $489,000, and other expenses of $614,000. Research and development expenses for the nine months ended September 30, 2019 included expenses related to employee and Scientific and Clinical Advisory Board compensation of approximately $5,015,000, stock-based compensation expense of $3,042,000 depreciation and amortization of $677,000, research and laboratory expenses of $5,082,000, clinical expenses of $1,341,000, rent of $2,690,000, other professional fees of $1,194,000, licensing fees of $636,000, insurance expense of $119,000, travel expenses of $86,000 and other expenses of $641,000.

Interest Income

Interest income was approximately $123,000 for the three months ended September 30, 2020, as compared to $99,000 for the three months ended September 30, 2019.  Interest income was approximately $460,000 for the nine months ended September 30, 2020, as compared to $309,000 for the nine months ended September 30, 2019. The increase in interest income during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was due to the investment of an increased portion of our cash in cash equivalents and marketable securities during 2020.

Other Income and Expense

Other income and expense for the three months ended September 30, 2020 was comprised of approximately $23,000 in expense resulting from amortization of discounts received on certain of our marketable securities, compared to $5,000 in income from the amortization of discounts received for the three months ended September 30, 2019. Other income and expense was approximately $74,000 for the nine months ended September 30, 2020 in expense, as compared to $77,000 for the nine months ended September 30, 2019 in income, comprised of expense resulting from the amortization of discounts received on certain of our marketable securities.

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities and cash received from Merck and LG Chem under the respective collaboration agreements. At September 30, 2020, we had unrestricted cash, cash equivalents, and marketable securities totaling approximately $91,803,000 available to fund our ongoing business activities. Additional information concerning our financial condition and results of operations is provided in the financial statements included in this report.

The amounts that we actually spend for any specific purpose may vary significantly and will depend on a number of factors, including, but not limited to, our research and development activities and programs, clinical testing, regulatory approval, market conditions, and changes in or revisions to our business strategy and technology development plans.

On January 4, 2019, we filed a universal shelf registration statement on Form S-3 with the SEC, or the 2019 Shelf, to register for sale from time to time up to $150 million of our common stock, preferred stock, debt securities, warrants and/or units in one of more offerings (File No. 333-229140). This registration statement became effective on February 3, 2019.

In June 2019, we entered into an at-the-market equity offering sales agreement, or the June 2019 Sales Agreement, with Stifel Nicolaus & Company, Inc., or Stifel, to sell shares of our common stock for aggregate gross proceeds of up to $30 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent. As of September 30, 2020, we had sold a total of 3,584,945 shares of common stock under the June 2019 Sales Agreement for proceeds of approximately $29.4 million, net of commissions paid, but excluding estimated transaction expenses. Due to the issuance and sale of all the shares of common stock subject thereto, the June 2019 Sales Agreement terminated in accordance with its terms.

In November 2019, we entered into an at-the-market equity offering sales agreement, or the November 2019 Sales Agreement, with Stifel to sell shares of our common stock for aggregate gross proceeds of up to $20 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent. As of September 30, 2020, we had sold a total of 1,729,110 shares of common stock under the November 2019 Sales Agreement for proceeds of approximately $19.6 million, net of commissions paid, but excluding estimated transaction expenses. Due to the issuance and sale of all the shares of common stock subject thereto, the November 2019 Sales Agreement terminated in accordance with its terms.

In March 2020, we entered into an at-the-market equity offering sales agreement, or the March 2020 Sales Agreement, with Stifel to sell shares of our common stock for aggregate gross proceeds of up to $35 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent. As of September 30, 2020, we had sold a total of 1,824,901 shares of common stock under the March 2020 Sales Agreement for proceeds of approximately $34.3 million, net of commissions paid, but excluding estimated transaction expenses. Due to the issuance and sale of all the shares of common stock subject thereto, the March 2020 Sales Agreement terminated in accordance with its terms.

The shares of common stock sold under the June 2019 Sales Agreement, November 2019 Sales Agreement and the March 2020 Sales Agreement were made pursuant to the 2019 Shelf.

On June 22, 2020, we filed a registration statement on Form S-3ASR, which became automatically effective upon filing with the SEC (File No. 333-239357), or the 2020 Shelf, to register for sale from time to time up to $300 million of our common stock, preferred stock, debt securities, warrants, rights and/or units in one or more offerings.

In June 2020, we entered into an at-the-market equity offering sales agreement, or the June 2020 Sales Agreement, with Stifel to sell shares of our common stock for aggregate gross proceeds of up to $40 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent.  The sales agreement will terminate upon the earliest of (a) the sale of $40 million of shares of our common stock or (b) the termination of the June 2020 Sales Agreement by us or Stifel. As of September 30, 2020, we had sold 1,192,000 shares of common stock under the June 2020 Sales Agreement for proceeds of approximately $22.4 million, net of commissions paid, but excluding estimated transaction expenses. The shares of common stock sold under the June 2020 Sales Agreement are made pursuant to the 2020 Shelf.

If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we issue debt securities, we may be required to grant security interests in its assets, could have substantial debt service obligations, and lenders may have a senior position (compared to stockholders) in any potential future bankruptcy or liquidation. Additionally, corporate collaboration and licensing arrangements may require us to incur non-recurring and other charges, give up certain rights relating to our intellectual property and research and development activities, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, issue debt which may require liens on our assets and which will increase our monthly expense obligations, or disrupt our management and business.

Cash Flows

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
(in thousands)
Net cash provided by (used in):
Operating activities	$(25,495)	$(24,359)
Investing activities	(5,436)	18,592
Financing activities	58,370	16,296
Net increase in cash, cash equivalents, and restricted cash	$27,439	$10,529

Operating Activities

During the nine months ended September 30, 2020, we used cash of approximately $25,495,000 in operating activities, as compared to approximately $24,359,000, in cash used in operating activities during the nine months ended September 30, 2019, an increase of approximately $1,136,000. Cash used in operating activities during the nine months ended September 30, 2020 consisted primarily of our net loss of approximately $33,682,000, and reflected the following changes in account balances: a decrease of approximately $443,000 in prepaid expenses, $945,000 in research and development contract liabilities, other assets of $250,000, and $2,539,000 in change in operating lease right-of-use asset, offset by $804,000 in depreciation and amortization, and $8,199,000 in stock-based compensation expense, premium/discount on purchased securities of $77,000, operating lease liability of $2,406,000, accounts payable of $225,000, accounts receivable of $298,000, and accrued expenses of approximately $355,000. Cash used in operating activities during the nine months ended September 30, 2019 consisted primarily of our net loss of approximately $27,782,000, and increases of approximately $610,000 in accounts receivable, $1,222,000 in research and development contract liabilities and other current assets, offset by decreases of approximately $3,029,000 in operating lease liability, $857,000 in accounts payable, $233,000 in accrued expenses, and $346,000 in prepaid expenses, as well as non-cash charges in operating lease right-of-use amortization of approximately $3,036,000, depreciation of $605,000, and stock-based compensation expense of $4,525,000.

Investing Activities

During the nine months ended September 30, 2020, our investing activities used $5,436,000 in cash, compared to cash provided by investing activities of approximately $18,592,000 during the nine months ended September 30, 2019, a decrease of $24,028,000. Cash used in investing activities during the nine months ended September 30, 2020 consisted primarily of $10,000,000 for the purchase of short-term investments, offset by a discount on securities purchased of approximately $51,000, $5,000,000 in maturities of short-term investments, and the purchase of property and equipment of approximately $487,000. Cash provided by investing activities during the nine months ended September 30, 2019 consisted primarily of approximately $18,501,000 for the redemption of short-term investments and $127,500 cash received for the sale of lab equipment, offset by the purchase of property and equipment of approximately $36,000.

Financing Activities

During the nine months ended September 30, 2020, we generated cash from financing activities of approximately $58,370,000, compared to approximately $16,296,000 in cash generated from financing activities during the nine months ended September 30, 2019, an increase of approximately $42,074,000. Cash from financing activities during the nine months ended September 30, 2020, consisted of cash proceeds from the common stock sold through our at-the-market sales agreement with Stifel of approximately $56,682,000, net of underwriting commissions and fees, the exercise of common stock options of approximately $1,799,000, and cash used for restricted stock buy-back at vesting of approximately $111,000. Cash from financing activities during the nine months ended September 30, 2019, consisted of cash proceeds from the common stock sold through our at-the-market sales agreement with Stifel of approximately $15,652,000, net of underwriting commissions and fees, and the exercise of common stock options of approximately $644,000.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of our Immuno-STAT platform, continue ongoing and initiate new clinical trials of and seek marketing approval for our product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

•	continue the clinical development of CUE-101;
•	leverage our programs to advance our other product candidates into preclinical and clinical development;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	seek to discover and develop additional product candidates;
•

establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize on our own or jointly;

•	hire additional clinical, quality control and scientific personnel;
•	expand our manufacturing, operational, financial and management systems;
•	increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other product candidates and technologies; and
•	incur additional legal, accounting and other expenses in operating as a public company.

We believe that our existing cash and cash equivalents as of September 30, 2020 will enable us to fund our operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could adversely affect our business prospects, and we may be unable to continue our operations. Because of numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Factors that may affect our planned future capital requirements and accelerate our need for additional working capital include the following:

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

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties and grants from organizations and foundations. If we raise additional funds by selling shares of our common stock or other equity-linked securities, the ownership interest of our current stockholders will be diluted. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be acceptable to us. If we raise additional funds through debt financing, we may have to grant a security interest on our assets to the future lenders, our debt service costs may be substantial, and the lenders may have a preferential position in connection with any future bankruptcy or liquidation.

If we are unable to raise additional capital when needed, we may be required to curtail the development of our technology or materially curtail or reduce our operations. We could be forced to sell or dispose of our rights or assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operation and financial condition, including the possibility that a lack of funds could cause our business to fail, dissolve and liquidate with little or no return to investors.

Contractual Obligations and Commitments

During the nine months ended September 30, 2020, there were no material changes to our contractual obligations and commitments as of December 31, 2019 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report.

Off-balance Sheet Arrangements

At September 30, 2020, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time.  In evaluating us and our business, you should carefully consider the information included in this Quarterly Report on Form 10-Q and in other documents we file with the SEC and the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as amended.   Except as described below, there have been no material changes to such risk factors as of September 30, 2020.

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our clinical trials and preclinical studies.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to countries around the world and has been declared a pandemic by the World Health Organization. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on business and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. Beginning in March 2020, we undertook precautionary measures to help minimize risk of virus transmission to our employees, including the establishment of remote working standards, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. We may take additional measures, any of which could negatively affect our business.  The extent to which the ongoing COVID-19 pandemic impacts our operations or those of the third parties on which we rely will depend on many factors, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, new information that may emerge concerning the severity and impact of the COVID-19 pandemic, and the actions to contain the COVID-19 pandemic or address its impact in the short and long term.

As a result of the COVID-19 outbreak, or similar pandemics, we may in the future experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:

•	supply chain disruptions, making it difficult to order and receive materials needed for development of our product candidates;
•	government responses, including orders that make it difficult to remain open for business, and other seen and unforeseen actions taken by government agencies;
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

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact approval timelines;
•	equipment failures, loss of utilities and other disruptions that could impact our operations or render them inoperable; and

•	effects of a local or global recession or depression that could harm the international banking system and limit our access to capital.

Despite our efforts to manage and remedy these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. Additionally, the anticipated economic consequences of the COVID-19 pandemic have adversely impacted financial markets, resulting in high share price volatility, reduced market liquidity, and substantial declines in the market prices of the securities of many publicly traded companies. Volatile or declining markets for equities could adversely affect our ability to raise capital when needed through the sale of shares of common stock or other equity or equity-linked securities. If these market conditions persist when we need to raise capital, and if we are able to sell shares of our common stock under then prevailing market conditions, we might have to accept lower prices for our shares and issue a larger number of shares than might have been the case under better market conditions, resulting in significant dilution of the interests of our stockholders.

These and other factors arising from the COVID-19 pandemic could worsen in the United States or locally at the location of our offices or clinical trials, each of which could further adversely impact our business generally, and could have a material adverse impact on our operations and financial condition and results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
3.1	Amended and Restated Certificate of Incorporation, as amended, of the Registrant	X
3.2	Amended and Restated Bylaws of the Registrant		S-1	3.5	12/05/17	333-220550

10.1	Executive Employment Agreement dated August 21, 2020 between Registrant and Kerri-Ann Millar		8-K	10.1	08/24/20	001-38327
10.2	Third Amendment to Vivarium Agreement, dated July 20, 2020, between the Registrant and MIL 21E, LLC	X
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS

Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: November 9, 2020	By:	/s/ Daniel R. Passeri

Daniel R. Passeri Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 9, 2020	By:	/s/ Kerri-Ann Millar

Kerri-Ann Millar Chief Financial Officer (Principal Financial and Accounting Officer)