Form 10-K
period 2020-12-31
Cue Biopharma, Inc.
filed 2021-03-09
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 001-38327

Cue Biopharma, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-3324577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Erie Street Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

(617) 949-2680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CUE	Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $695.1 million (based on the closing price of the registrant’s common stock on June 30, 2020 of $24.51 per share).

As of March 1, 2021, the registrant had  30,457,250 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2020. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

CUE BIOPHARMA, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate,” “strategy”, “future”, “likely” or other comparable terms. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

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

•	our plans to develop our drug product candidates;

•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for our drug product candidates;

•	the potential advantages of our drug product candidates;

•	the rate and degree of market acceptance and clinical utility of our drug product candidates, if approved;

•	our estimates regarding the potential market opportunity for our drug product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position;

•	our ability to identify additional products, drug product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;

•	the impact of government laws and regulations;

•	our competitive position;

•	developments relating to our competitors and our industry;

•	our ability to establish collaborations or obtain additional funding; and
•	the impacts of the COVID-19 pandemic.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include the factors discussed below under the heading “Risk Factor Summary,” and the risk factors detailed further in Item 1A., “Risk Factors” of Part I of this Annual Report on Form 10-K.

This report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates. All of the market data used in this report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our drug candidates include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Risk Factor Summary

Investment in our securities involves risk.  You should carefully consider the following summary of what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A, “Risk Factors” of Part I of this Annual Report on Form 10-K and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

If any of the following risks occurs, our business, financial condition and results of operations and future growth prospects could be materially and adversely affected, and the actual outcomes of matters as to which forward-looking statements are made in this report could be materially different from those anticipated in such forward-looking statements.

•	We are a clinical-stage biopharmaceutical company, have no history of generating commercial revenue, have a history of operating losses, and we may never achieve or maintain profitability.
•	We currently do not have, and may never develop, any FDA-approved or commercialized products.
•

We are substantially dependent on the success of our drug product candidates, only one of which is currently being tested in a clinical trial, and significant additional research and development and clinical testing will be required before we can potentially seek regulatory approval for or commercialize any of our drug product candidates.

•	We have limited experience in conducting clinical trials and no history of commercializing biologic products, which may make it difficult to evaluate the prospects for our future viability.
•	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our clinical trials and preclinical studies.
•

We plan to seek collaborations or strategic alliances. However, we may not be able to establish such relationships, and relationships we have established may not provide the expected benefits. Our collaboration agreements with Merck and LG Chem contain exclusivity provisions that restrict our research and development activities.

•

We may not be successful in our efforts to identify additional drug product candidates. Due to our limited resources and access to capital, we must prioritize development of certain drug product candidates; these decisions may prove to be wrong and may adversely affect our business.

•	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

•	We rely completely on third parties to manufacture our preclinical and clinical drug supplies for our drug product candidates.
•

If we or our licensor is unable to protect our or its intellectual property, then our financial condition, results of operations and the value of our technology and potential products could be adversely affected.

•

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

•	Even if a potential therapeutic is ultimately approved by the various regulatory authorities, it may be approved only for narrow indications which may render it commercially less viable.
•

Even if we receive regulatory approval of our drug product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drug product candidates.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company engineering a novel class of injectable biologics to selectively engage and modulate targeted T cells directly within the patient’s body. We believe our proprietary Immuno-STAT™ (Selective Targeting and Alteration of T Cells) platform, as described below, will allow us to harness the fullest potential of an individual’s intrinsic immune repertoire for restoring health while avoiding the deleterious side effects of broad immune activation (for immuno-oncology or infectious immunity) or broad immune suppression (for autoimmunity and inflammation). In addition to the selective modulation of T cell activity, we believe Immuno-STATs offer several key points of potential differentiation over competing approaches, including modularity and versatility providing broad disease coverage, manufacturability, and convenient administration.

Through rational protein engineering, we leverage the modular and versatile nature of the Immuno-STAT platform to design drug product candidates for selective immune modulation in cancer, chronic infectious disease, and autoimmune disease. To address the needs of these clinical indications, we have developed four biologic series within the Immuno-STAT platform: CUE-100, CUE-200, CUE-300, and CUE-400, each specifically designed through rational engineering to possess distinct signaling modules for desired biological mechanisms that may be applied across many diseases.  The CUE-100 series exploits rationally engineered IL-2 in context of the core Immuno-STAT framework for selective activation of targeted tumor-specific T cells, while the CUE-200 series is focused on cell surface receptors including CD80 and/or 4-1BBL to address T cell exhaustion associated with chronic infections. The CUE-300 series, being developed for autoimmune diseases, incorporates the inhibitory PD-L1 co-modulator for selective inhibition of the autoreactive T cell repertoire.  This approach is pertinent for autoimmune diseases with known, well characterized, limited or few autoantigens, such as type 1 diabetes. The CUE-400 series, for autoimmune diseases with diverse or unknown autoantigens, represents a novel class of bispecific molecules that can selectively and effectively expand induced regulatory T cells, or iTregs. We categorize these molecules as “pathway-specific modulators” or PSM. The first candidate, CUE-401, incorporates the two key biological signals that are necessary for generation of iTregs, namely IL-2 and TGF-beta. Based on structure-based rational protein engineering, both IL-2 and TGF-beta have been affinity tuned (i.e. the binding strength has been optimized) to maintain on-target engagement while minimizing systemic toxicities.

Our drug product candidates are in various stages of clinical and preclinical development, and while we believe that these candidates hold potential value, our activities are subject to significant risks and uncertainties. We have not yet commenced any commercial revenue-generating operations, have limited cash flows from operations, and will need to access additional capital to fund our growth and ongoing business operations.

Our Immuno-STAT Platform Pipeline

The pipeline below details our current portfolio assets and their stages of development. CUE-101 is our most advanced clinical stage asset, currently being dosed in a Phase1 monotherapy trial for human papilloma virus (HPV)-driven recurrent/metastatic (R/M) head and neck cancer, as well as in a first line Phase 1 combination trial with KEYTRUDA® (pembrolizumab) in the same indication. CUE-102 focuses on Wilm’s tumor-1 (WT1) as the tumor antigen.

We have made significant progress advancing the IL-2-based CUE-100 series for oncology.  We dosed the first patient in September 2019 in a monotherapy Phase 1 dose escalation clinical trial of CUE-101 for the treatment of HPV16-driven recurrent/metastatic, or R/M, head and neck squamous cell carcinoma, or HNSCC, in late-stage treatment-refractory patients with R/M HNSCC who have received and failed several prior lines of systemic therapy including checkpoint inhibitors such as KEYTRUDA, already approved for first-line, or 1L, HPV+R/M HNSCC. To date CUE-101 has demonstrated a favorable tolerability profile in the monotherapy trial and continues to generate encouraging emerging data pertaining to its pharmacokinetic, or PK, and pharmacodynamic, or PD, profile, as well as anti-tumor clinical activity.

During the fourth quarter of 2020 we initiated a Phase 1 clinical trial into the first-line R/M HNSCC setting to evaluate the combination of CUE-101 with Merck Sharp & Dohme Corp., or Merck’s, anti-PD-1 therapy KEYTRUDA®.  The first patient in this combination study was dosed in the first quarter of 2021.  The potential synergy with KEYTRUDA is due to CUE-101’s design and protein engineering to selectively activate and expand tumor-targeted T cells directly in the patient’s body.  We believe the potential of CUE-101 to synergize with and enhance the clinical activity of KEYTRUDA is mechanistically attractive since the presence of expanded tumor-specific T cells are a pre-requisite for and an obligatory target of anti-PD-1.  In preclinical studies, we have observed activation and expansion of the targeted T cells circulating in the peripheral blood, as well as a significant expansion of tumor infiltrating lymphocytes.  In addition to the Phase 1 monotherapy and combination trial with KEYTRUDA, we also intend to initiate a neoadjuvant study in locally advanced HPV+ HNSCC patients in the second half of 2021, which is expected to provide further mechanistic evidence and insights into the activation and effector function of T cells resident in tumor tissue and their impact on tumor viability.

CUE-101 is the most advanced candidate from our IL-2 based CUE-100 series and is exemplary of the union of the rational protein engineering underscoring the Immuno-STAT platform and key immunological targets, or activity nodes, to selectively enhance anti-tumor immunity.  Data relating to this work were recently published in a peer-reviewed journal (Quayle et al., Clinical Cancer Research 2020, https://clincancerres.aacrjournals.org/content/early/2020/01/15/1078-0432.CCR-19-3354).  Importantly, we believe that the totality of clinical data with CUE-101, effectively reduces the risk profile of the IL-2 based CUE-100 series due to the fact that the core framework of the CUE-100 series remains essentially the same for each drug candidate, except for the targeting peptide epitope within the major histocompatibility complex, or MHC, pocket or the human leukocyte antigen, or HLA, in humans.  Therefore, with the exception of some protein engineering modifications to ensure stability and manufacturability the core IL-2 scaffold is a shared molecular feature of all molecules generated within this series (including CUE-102, and the next-gen platform, Neo-STATTM, as described below).

We are also advancing a pipeline of additional promising preclinical candidates that we believe hold the potential to treat multiple cancers.  Data from our second candidate of the CUE-100 series, CUE-102 (WT1) were recently presented at the New York Academy of Science, or NYAS, Frontiers in Cancer Immunotherapy meeting and at the Society for Immunotherapy of Cancer, or SITC, meeting in November 2020. These data support early evidence of selective T cell expansion, along with polyfunctional effector function including killing of target cells. We are continuing to develop CUE-102 toward an investigational new drug application, or IND, through enabling studies, and we anticipate filing an investigational new drug application, or IND, for this candidate in the first half of 2022.  We have also generated foundational data with Immuno-STATs targeting the mutated G12V KRAS T cell epitope including demonstration of activation and expansion of T cells expressing G12V-specific T cell receptors, or TCRs. These data were presented at the SITC meeting in November 2020 and more recently at the Immuno-Oncology conference, IO-360, in February 2021.

Importantly, through rational protein engineering, we have expanded the reach of the Immuno-STAT platform to potentially address the heterogeneity and diversity of many cancers by developing a derivative scaffold from the CUE-100 series that contains stable “peptide-less” or “empty” MHC pocket or human leukocyte antigen, or HLA, molecules, to which peptides of interest may be covalently attached. We refer to this derivative scaffold as Neo-STAT™.   Neo-STAT is designed to provide greater flexibility for targeting multiple tumor epitopes, enhance production efficiencies, decrease time and cost to manufacture and potentially lend itself to personalized neo-antigen strategies in cancer immunotherapy as an off-the-shelf approach.

In addition to oncology, we have made recent advances in autoimmune diseases where our core strategy has centered on two major themes: (i) modulating antigen-specific T cells with Immuno-STATs in diseases with restricted or known autoantigens (e.g., type 1 diabetes), and (ii) exploiting a pathway-specific approach via modalities focused on regulatory T cells and other mechanisms that could be broadly applied to autoimmune diseases with unknown or diverse autoantigens. In the first instance we have made significant advances with the CUE-300 series for targeting antigen-specific T cells in autoimmune disorders, including progress made in our collaboration with Merck which was recently extended and further supported through 2021.  To date, we have generated proof of concept data demonstrating the potential for targeting autoreactive T cells in type 1 diabetes; https://www.cuebiopharma.com/wp-content/uploads/2020/03/CUE-Merck-Autoimmune-Data.pdf.  Based upon the promising progress we have made through our Merck collaboration to date, we expect to further develop a growing pipeline of autoimmune candidates throughout 2021.

Additionally, we have expanded our reach into chronic autoimmune diseases with diverse and/or uncharacterized antigens by focusing on activating and increasing regulatory T cells for re-setting immune balance. Our first candidate from this effort, CUE-401, incorporates two key signals, namely IL-2 and TGF-beta, for differentiation and expansion of iTregs.

Furthermore, we are assessing the potential of developing programs from the Immuno-STAT platform for treating infectious diseases with the CUE-200 series through research being conducted by Dr. Steven Almo, a co-founder of the company and Chair of Biochemistry at The Albert Einstein College of Medicine. Data supporting these applications were recently presented at the SITC meeting in November 2020; https://www.cuebiopharma.com/wp-content/uploads/2020/11/Immuno-STAT-SITC-2020-Poster.pdf.

Our Business Strategy

Our primary objective is to become a leading biopharmaceutical company developing breakthrough, highly selective and differentiated biologics for safe and effective therapeutic immune modulation directly in patients having high unmet medical need. In order to achieve this objective, we are focused on the following strategies:

Advance and establish our IL-2-based CUE-100 series, as demonstrated by our lead Immuno-STAT program, CUE-101

•

Through CUE-101 we intend to demonstrate that IL-2 can be selectively and tolerably delivered to the specific cellular immune compartment that is relevant for anti-tumor immunity. This is in contrast to other approaches that are focused on systemic delivery of IL-2 variants with little specificity for the anti-tumor T cell repertoire.

•

We plan to execute clinical trials that are designed with a translational approach to demonstrate CUE-101’s ability to selectively activate and expand patients’ own endogenous HPV16-specific T cell repertoire to target, attack and kill tumor cells.

•

We plan to expand patient access and potentially enhance clinical outcomes by addressing the significant unmet patient need first by establishing foundational mechanistic evidence in the second line and beyond monotherapy Phase 1 clinical trial for HPV16-driven R/M HNSCC, then in first line therapy in combination with anti-PD1 therapy, where it is our intention to generate evidence of synergy with a checkpoint blockade. We also plan to further expand into newly diagnosed HPV16-driven R/M HNSCC with a Phase 1 neoadjuvant trial designed to study surgically excised tumors after the patients have received two to three dose regimens of CUE-101, potentially allowing us to gather further data that may demonstrate mechanistic evidence of selective T cell activation, proliferation and infiltration of tumor tissue resulting in tumor cell killing.

•

We are working to build a clinical data set that demonstrates the PK/PD, tolerability and anti-tumor effect of CUE-101 as a monotherapy and in combination with anti-PD-1 therapy in patients with HPV16-driven HNSCC.

Leverage our modular and versatile Immuno-STAT platform to generate and advance a pipeline of Immuno-STATs and Neo-STATs with strategic partnering to enable global patient reach

•

Within the CUE-100 series, we are expanding our clinical reach through a collaboration and strategic territory partnership with LG Chem, Ltd., or LG Chem, for CUE-101, CUE-102 and CUE-103 for Asian markets. Through this collaboration and partnership, we are able to reach patients within the Asian territory.

•

Beyond the IL-2-based CUE-100 series for addressing a broad range of cancers, we have a growing pipeline of therapeutic frameworks and programs designed to address the significant, unmet medical need for treating serious, life threatening indications, such as autoimmune disease and infectious disease.

•

The recent extension of our collaboration with Merck, encompassing two defined autoimmune indications, including type I diabetes, or T1D, allows us to further progress the CUE-300 series, which is focused on targeting antigen-specific T cells in autoimmune disease.

•

We continue to evaluate the mechanisms within the CUE-200 series via research being conducted at the Albert Einstein College of Medicine to demonstrate the ability to enhance T cell activation and/ or reverse T cell exhaustion, an area of critical need for infectious disease. Mechanistic data demonstrating proof-of-concept were recently disclosed at the SITC meeting in November 2020.

•	We will continue to selectively explore other opportunities to create value from the protein engineering platform and may further develop these programs with or without partners.

Expand and enhance our core capabilities and Immuno-STAT platform

•

We view protein engineering and translational immunology as our core competencies, and to expand our competitive advantages, we plan to continue to invest in these areas to further optimize the platform for rapid and cost-effective drug development. We may also in-license, acquire, or invest in complementary businesses, technologies, products or assets.

Our Approach

The Immune System and T Cell Immunity

As highlighted in the figure below, we believe a critical component of human health is achieving and maintaining a state of immune balance.  Imbalance of the immune system underscores many diseased states: susceptibility to cancers and infectious disease can be attributed to inadequate or compromised/attenuated immune responses, while autoimmune diseases result from an overactive immune response reacting against the host.

Restoring Immune Balance

The human immune system comprises a number of specialized cell types that collectively function to identify and defend the body against foreign threats. One such specialized cell type, the human T cell, is a subtype of a white blood cell that plays a central role in the immune system. During an immune response, T cells are activated via close encounters with a specialized cell type known as the antigen presenting cell, or APC. Prominent APC types include dendritic cells, macrophages, and B cells. The primary function of an APC is to uptake antigens, primarily proteins, catabolize, (i.e., break them down into peptides) and display them on their cell-surface in complex with specialized molecules known as the major histocompatibility complex molecules or human leukocyte antigen, or MHC (HLA in humans). This critical function of an APC, also referred to as “antigen processing and presentation”, ultimately results in generation of the key molecular substrate – the peptide MHC complex (pMHC will also be used to designate pHLA in humans) – that is recognized by the T cell via its T cell receptor, or TCR.

The source of the antigen for the APC is vast and expansive: antigens from pathogens such as viruses, bacteria and others activate T cells for protective immunity; antigens from tumor cells are key for robust anti-tumor T cell responses; and antigens from self-tissue are aberrantly recognized by autoreactive T cells that ultimately induce damage to the host. Hence, the nature of the pMHC complex on the APC sets the specificity of the T cell response. The intimate interactions between the T cells and APCs occur within a molecular interface known as the immunological or immune synapse (as shown in the figure below) wherein the TCR-pMHC engagement as well as additional accessary signals are sensed by T cells resulting in T cell activation or regulation. In essence, the immune synapse allows controlled engagement and selective activation of T cells through the presentation of two distinct signals: Signal 1, TCR engagement of the pMHC; and Signal 2, activating co-stimulatory (or co-inhibitory signals).  The core protein framework for the Immuno-STAT platform builds upon our ability to combine the key signals for T cell modulation (i.e., Signal 1 and Signal 2) into a singular molecular scaffold, as shown below.

Immuno-STAT Platform Framework

Signal 1: A stabilized peptide-major histocompatibility complex (pMHC), Class I or II, to selectively engage disease-relevant T cells by incorporating diverse antigenic peptides of interest and choosing different MHC (or HLA) alleles to provide broad coverage for global patient populations.

Signal 2: Distinct co-stimulatory or co-regulatory signals, including cytokines, cell-surface receptors, and other targeting modalities, to control the activity of disease-relevant T cells.

Fc Backbone: Well-characterized protein construct from human antibodies to provide stability and ease of manufacturability that can be engineered to dial in or out biological and effector functions.

While the elegant and dynamic nature of T cell-APC interactions is an essential component of immunity or tolerance (i.e., not reactive to self), it is often encumbered by many considerations including: (i) antigen availability and release for presentation by APCs; (ii) antigen uptake and processing efficiencies of an APC that generate the appropriate pMHC complex for the T cell; (iii) stability, amount and turnover of pMHC complexes displayed on the cell surface of an APC; (iv) the “right” kind of the APC phenotype for the desired biological outcome (e.g. activating versus tolerogenic); (v) effects of the local tissue/tumor microenvironment on the APC (e.g., immunosuppressive tumor microenvironments directly impede local APC function in the tumor lesion); and (vi) the absolute dependency on localization and encounter of the right T cell with the right APC in the individual.

These challenges could be potentially circumvented if the essential components for T cell activation (i.e., pMHC complex and appropriate co-stimulatory signals) are provided to the T cells directly with no dependency on the APCs. This is the core focus of the Immuno-STAT platform.

The Immuno-STAT: “Immune Responses, on Cue”

Through rational protein engineering, we are developing a proprietary class of Immuno-STAT drug product candidates to selectively modulate the activity of antigen-specific T cells directly in a patient’s body. Our Immuno-STATs modulate T cell activity via two distinct signals, emulating or “mimicking” the signals presented naturally within the immune synapse when the body is mounting an immune response. We accomplish this signaling through the fusion of a TCR targeting pMHC complex (i.e., Signal 1) with co-stimulatory signaling molecules (i.e., Signal 2). This co-engagement of signals through the TCR and co-stimulatory receptor mimics and recapitulates the signals encountered in nature by T cells upon successful interactions with APCs. Hence, the Immuno-STATs harness “nature’s cues” for antigen specificity, along with appropriate secondary activating or inhibitory signals, resulting in targeted T cell modulation.

During the last decade, there has been substantial progress in therapeutically modifying the function of immune cells, such as T cells, to either enhance tumor killing in the context of oncology, or protect tissue in the context of autoimmune disease.  Much of the focus has centered on approaches that result in broad and non-specific/non-selective immune modulation (e.g., cytokines, cytokine inhibitors, checkpoint inhibitors, and bi-specifics) with significant challenges remaining to be addressed regarding specificity, efficacy and patient safety.

More recently in oncology, adoptive cell therapies (e.g., CAR-Ts, TCR-Ts or ACTs) have shown promise in a process requiring the extraction and modification of T cells from patients, activating, stimulating, and expanding them outside the body (i.e., ex vivo) and then infusing large numbers of cells back into the patients for potential therapeutic benefit.  While these approaches have demonstrated some encouraging and impressive clinical responses in several hematologic malignancies, and some solid cancers, they are also associated with significant toxicities, including life threatening cytokine release syndrome and induction of self-reactivity. Moreover, labor-intensive technical requirements and expense associated with individualized T cell extraction, ex vivo amplification /modification, and patient re-infusion represent significant scaling and cost challenges.  This is in addition to the rigorous procedures required to condition the patient prior to re-infusion might limit broad usage and eventual successful commercialization of this therapeutic modality.

We believe that our Immuno-STAT and other protein engineering drug product candidates may offer important key features of potential clinical differentiation and advantages over competing immunotherapy approaches, including:

•	“Off-the-Shelf” and ready to use biologics that specifically target and selectively modulate disease relevant T cells;
•	Administration directly into the patient’s body without involving ex-vivo manipulation of T cells (e.g., cell therapy) or rigorous pre- and post- therapy conditioning of the patient;
•	Freedom from the barriers of natural antigen presentation via antigen presenting cells, APCs, or the phenotype of APC; and
•

Ability to target disease specific T cells with specificity, and selectively control the quantity and quality of a modulator/co-stimulator signal in contrast to global activation through systemic, non-selective signaling (e.g., rIL-2, bi-specifics, etc.).

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

•	In the context of cancer and chronic infectious disease, Immuno-STATs are designed to selectively activate disease-specific T cells.

•

For the treatment of autoimmune disease, Immuno-STATs are designed to selectively inhibit pathogenic autoreactive T cells.  In those autoimmune diseases where the antigen(s) remain unknown, or entail multiple antigens, we have developed a biologic that has demonstrated in early studies to provide a potent signal 2, IL2-TGFβ, to Tregs where active autoimmune disease involves the endogenous presence of “Signal 1”.

We plan to leverage the platform’s modularity and versatility to design Immuno-STATs addressing the particular therapeutic objectives of T cell modulation. We achieve this through the flexibility of designing the various components of Immuno-STATs, including different co-stimulatory/co-inhibitory signals across disease areas (e.g., cancer vs. autoimmune) and different specific targeting peptides associated with various indications (e.g., head and neck cancer vs. breast cancer); and different global patient populations via targeting distinct HLA alleles. The modularity of this unique platform, as highlighted in the above figure, provides us the opportunity to generate therapeutic molecules across many different indications to serve distinct patient populations and allows the design of novel constructs incorporating structures having desired combined properties, e.g., IL2-TGF-β for Treg modulation.  The figure below exemplifies the platform modularity to accommodate diverse T cell epitopes for different disease indications, distinct activating or inhibitory secondary signals, and the incorporation of diverse HLA molecules.

Immuno-STAT Platform Flexibility and Modularity Accommodates T cell Antigens and Immuno-modulatory Signals

Potential Commercialization Advantages

In addition to the selective control of T cell activity, we believe our Immuno-STAT platform provides us with several key points of potential superiority and differentiation over competing approaches:

•

Access to a broad set of disease targets (extracellular and intracellular antigens) and patient populations (diverse HLA types) providing access to broad patient reach with the ability to address diverse disease conditions;

•	Utilization of industry standard development and production process to support a cost-of-goods and supply chain similar to monoclonal antibodies providing for timely and efficient drug supply; and

•	Standard delivery format (IV, SubQ) with a convenient dosing schedule (weekly, monthly) for the patient that can be administered by specialists and community-based physicians.

Immuno-Oncology

CUE-100 Series

Drug product candidates developed within our CUE-100 framework selectively stimulate the IL-2 receptor, a potent activator of the pathway critical to the growth, expansion and survival of T cells. We have engineered the CUE-100 framework to activate specific T cell populations through pMHC targeting of TCRs and selective deployment of the IL-2 signal. The IL-2 component of the framework has been modified to minimize engagement of the high affinity IL-2 receptor alpha chain (CD25) and reduce the affinity on the beta chain (CD122).  This enables our Immuno-STATs to harness the cooperative nature of T cell signaling via preferentially activating tumor specific T-cells via the pMHC-TCR  binding/targeting without systemically activating other T cell populations, thereby potentially mitigating the dose-limiting toxicities associated with current IL-2-based therapies. This effect is supported by our emerging CUE-101 monotherapy clinical data, where we have successfully dosed this molecule up to 8 mg/kg in second line and beyond R/M HNSCC patients. In contrast, other IL-2 variants, such as the variants of the so-called “not-alpha” IL-2 modalities, have remained in the low μg/kg dosing concentrations.

We believe the selective deployment of our rationally designed and engineered IL-2 molecules in context of the Immuno-STAT framework may provide superior differentiation over competing approaches focused on IL-2, including the “not-alpha” IL-2 variants wherein the modified IL-2 possesses no bias towards tumor-specific T cells. The graphic below summarizes some of the key biological factors and considerations of the different approaches.

CUE-100 Series: Differentiation Over Existing Modalities Targeting IL-2

CUE-101

Our lead product candidate from the CUE-100 framework, CUE-101, contains IL-2 and a pMHC composed of HLA-A*02:01 complexed with a dominant peptide derived from the human papilloma virus E7 protein (HPV-E7), as shown in the figure below.  It is a fusion protein biologic designed to target and activate antigen-specific T cells to fight HPV-driven cancers.

We have performed extensive in vitro and in vivo pre-clinical studies with CUE-101, which have been published in Clinical Cancer Research (Quayle et. al. CUE-101, a Novel HPV16 E7-pHLA-IL-2-Fc Fusion Protein, Enhances Tumor Antigen Specific T Cell Activation for the Treatment of HPV16-Driven Malignancies https://clincancerres.aacrjournals.org/content/early/2020/01/15/1078-0432.CCR-19-3354)

CUE-101 Clinical Development Plan

In September 2019, we dosed the first patient in a Phase 1 dose escalation clinical trial of CUE-101 for the treatment of HPV16-driven R/M HNSCC. This program is representative of the IL-2 based CUE-100 series for which we have generated a robust preclinical data package, including activation of human HPV specific T cells from human blood, as noted above. Our initial CUE-101 Phase 1 monotherapy trial focuses on R/M HNSCC, where patients will likely have received several lines of systemic therapy including checkpoint inhibition.  In the fourth quarter of 2020, we extended this Phase 1 clinical trial into the front-line R/M HNSCC setting to evaluate the combination of CUE-101 with Merck’s anti-PD-1 therapy KEYTRUDA. This combination study will offer the opportunity to assess relevant biomarkers of CUE-101 activity in peripheral blood when administered as a first line therapy.  To date, we have generated promising early data sets from our Phase 1 monotherapy trial demonstrating dose dependent peripheral expansion of E7- specific CD8+ T cells as well as dose proportional pharmacokinetics. To date, CUE-101 has been well tolerated, demonstrating early signs of clinical activity, including signs of anti-tumor effect.  A synopsis of data observed were recently presented at the SITC meeting in November 2020; https://www.cuebiopharma.com/wp-content/uploads/2020/11/Pai_CUE-101-01_SITC-2020-Abstract-354.pdf. During the first half of 2021, we plan to expand patient enrollment in selected cohorts to generate additional data that will inform our selection of the recommended Phase 2 dose.

We view R/M HNSCC as an important first market opportunity for CUE-101 with the potential for accelerated approval. Head and neck cancer was the seventh most common cancer worldwide in 2018 (650,000 new cases and 330,000 deaths), accounting for 3% of all cancers (51,540 new cases) and just over 1.5% of all cancer deaths (10,030 deaths) in the United States alone and more than 20,000 deaths each year in the US and Europe combined. A majority of these cancers are driven by HPV-16, which carries the E7 antigen targeted by CUE-101. Despite treatment with current standards of care, approximately 50% of patients with advanced disease will experience recurrence and significant quality of life impact.  Patients with HPV-driven head and neck, cervical and genitoanal cancers represent an important unmet clinical need and underscore the opportunity for promising new therapeutics.

Cases of HPV-associated oropharyngeal cancer, induced primarily by HPV type 16, are increasing, in North America and western Europe.  The fraction of head and neck cancers diagnosed as HPV-positive oropharyngeal cancers in the United States rose from just 16% in the 1980s to more than 70% in the 2000s. In addition to HNSCC, we also intend to pursue expansion studies for cervical cancers which we view as an attractive opportunity with significant unmet need and potentially other HPV-driven cancers (e.g., anal, vulvar, etc.). Outside of the US and EU, we will work with our partner LG Chem to commercialize CUE-101 in Asia, if approved.

CUE-102

CUE-102 leverages the same CUE-100 framework with a pMHC derived from the Wilms’ Tumor protein, or WT1, an oncofetal antigen known to be over-expressed in a number of cancers, including solid tumors and hematologic malignancies. We have generated a comprehensive pre-clinical data set with CUE-102 to support our planned IND filing in the first half of 2022, highlights of which are shown in the figure below. We have observed ex-vivo expansion of WT1-specific T cells from primary human donors, and in vivo expansion of T cells in HLA-A02 transgenic mice treated with CUE-102. Importantly, we observed T cells expanded with CUE-102 activating polyfunctionality and cytotoxic killing of target cells, both of which are key attributes of a desirable anti-tumor T cell response.  These data were also presented at the SITC meeting in November 2020. In 2021, we plan to continue to progress with our IND enabling studies for this program in collaboration with our partner LG Chem.  Similar to CUE-101, CUE-102 is a fusion protein biologic built on the IL-2 based CUE-100 series designed to target and activate antigen-specific T cells to fight cancers—in the case of CUE-102, those overexpressing WT1.

WT1 is known to be expressed in more than 20 different cancers, including both solid tumors (e.g., ovarian, pancreatic, lung) and hematologic malignancies (e.g., acute myeloid leukemia, multiple myeloma, myelodysplastic syndromes).  Patients with WT1 associated cancers represent an important unmet clinical need and underscore the opportunity for promising new therapeutics.

CUE-102: Expansion and Polyfunctionality of WT1-Specific T Cells

CUE-103

CUE-103 will also leverage the IL-2 based CUE-100 framework and target an antigen to be selected in collaboration with LG Chem.  We are currently in active discussions with LG Chem regarding the evaluation of several candidate tumor antigens to be selected for the CUE-103 drug product candidate.

KRAS G12V

We are also developing a CUE-100 series Immuno-STAT for targeting the KRAS G12V mutation, which generates a T cell epitope in the context of HLA-A11. This mutation is associated with many solid tumors including colorectal carcinoma, or CRC, lung cancer and pancreatic cancer. We believe the KRAS G12V T cell epitope provides a novel opportunity for therapeutic intervention of a primary tumor driver like KRAS. Data suggesting the feasibility of production of HLA-A11 Immuno-STATs and their functional activity on cells expressing T cell receptors specific for G12V were recently disclosed at the SITC meeting in November 2020 (https://www.cuebiopharma.com/wp-content/uploads/2020/11/Cemerski_CUE-100_series_SITC_poster_553_FINAL.pdf). These data further underscore the modularity of the Immuno-STAT platform by extending the application to include additional HLA alleles, in this case HLA-A11.

CUE-200 Framework

.

The CUE-200 framework utilizes co-stimulatory cell surface receptors, including CD80 and/or 4-1BBL, to reactivate exhausted T cells and is designed to promote enhanced antigen-specific T cell activation and function for the treatment of chronic infectious diseases.  Both CD80/CD28 and 4-1BBL/4-1BB pathways have been implicated in enhancing anti-tumor T cell responses, including re-invigorating exhausted T cells. We see this as a unique opportunity to potentially harness and deploy these co-stimulatory signaling molecules to selectively modulate anti-tumor T cells.  We continue to evaluate these mechanisms within the CUE-200 series via research at the Albert Einstein College of Medicine. Early data supporting these potential applications were disclosed at the SITC meeting in November 2020; https://www.cuebiopharma.com/wp-content/uploads/2020/11/Immuno-STAT-SITC-2020-Poster.pdf.

Neo-STAT Platform

In addition to the Immuno-STAT biologics described above, engineered as fusion protein biologics requiring dedicated stable cell lines for production of good manufacturing practice, or GMP, material, we are also developing a next generation derivative approach, referred to as Neo-STAT™, that we expect could significantly enhance productivity and increase our flexibility, including targeting multiple tumor antigens, neo-antigens and post-translationally modified epitopes. A key focus of the Neo-STAT platform is to generate a “peptide-less” or “empty” MHC pocket within the Immuno-STAT scaffold of the CUE-100 series. We then deploy peptide-conjugation chemistry to covalently attach peptides to the Neo-STAT scaffold. To that end, Neo-STAT has the potential to provide enhanced productivities and greater flexibility enabling the ability to generate therapeutic molecules targeting multiple tumor antigens, including post-translationally modified antigens (e.g., targeting of phospho-peptides from tumor cells), and to develop future strategies to deploy the Neo-STAT platform for personalized tumor neo-antigens. Importantly, the Neo-STAT framework should enable us to maximize our efficiencies – both from a cost- and timing-perspective.

We have made significant promising progress with our Neo-STAT platform, including proof of concept, or PoC, experiments demonstrating expansion and activation of primary human T cells with HLA-A02 Neo-STAT molecules deploying different T cell epitopes including tumor antigens (MART-1) or infectious antigens (CMV, SARS-Cov-2), as examples. We presented a detailed description on the protein engineering of the Neo-STAT platform at the Protein Engineering and Cell Therapy Summit, or PEGS, meeting in August 2020; https://www.cuebiopharma.com/wp-content/themes/cuebio/images/2020-PEGS-Poster.mp4. In 2021, we plan to continue to progress the Neo-STAT platform with specific efforts focused on generation of HLA-A02-based stable cell line to support our future GMP material and on peptide-conjugation process development to support the generation of our clinical grade material for future applications.

Neo-STATs and Immuno-STATs with the Same Antigenic Peptide Activate Peptide Specific CD8+ T Cells

Leveraging Immuno-STATs to address tumor resistance mechanisms through antigen presentation defects and HLA loss.

A significant and ongoing challenge in tumor immunotherapy pertains to tumor resistance or escape mechanisms whereby a subset of tumors are able to evade T cell detection, by suppressing or downregulating the production of proteins involved in antigen processing and presentation of tumor antigens/epitopes to the adaptive immune system, including T cells. Among the escape mechanisms are changes or mutations of the antigen processing compartment (e.g., TAP transporters) or antigen presentation molecules (such as HLA or ß2-microglobulin), which make the tumor invisible to the anti-tumor T cells. The loss of immunogenicity of the tumor is an adaptive evolution of the cancer to avoid immune detection – a stage defined as the escape phase of cancer immuno-editing. It is estimated that upwards of 20%-30% of patients may have tumor cells utilizing this escape mechanism.

Our approach to addressing this escape mechanism takes advantage of related observations from detailed cellular analysis of human cancer tissues revealing the significant presence of CD8+ T cells that are not specific for the tumor antigens but instead recognizing viral antigens (such as EBV, flu or CMV). In other words, a significant fraction of the protective memory anti-viral T cell repertoire localizes to the tumor tissue, likely in response to chemotactic signals that are agnostic of specificity of the T cells.

Hence, we have investigated the opportunity to leverage the Immuno-STAT platform to generate therapeutic molecules to re-direct or “trick” the viral T cell repertoire present in the tumor environment to recognize and kill the cancer cells, including those that have lost the expression of HLA molecules or the ability to present antigen effectively. We believe this approach has several unique advantages: (i) it circumvents the tumor’s lack of HLA or antigen presentation; (ii) it harnesses a pre-existing robust anti-viral protective T cell repertoire within the host; (iii) it is an opportunity to alter the tumor microenvironment via localizing an active immune response; (iv) from a safety perspective, this approach is very distinct from other bispecific molecules that indiscriminately activate every T cell; and (v) it leverages the clinical de-risking provided by CUE-101, especially as it relates to the IL-2 molecules.

The schematic below describes the generation of viral-specific Immuno-STATs that can be tethered to a tumor cell via binding to tumor cell-surface antigens (e.g., Trop2, PSMA, mesothelin etc). Thus, in this manner the tumor is coated with a viral Immuno-STAT to make it appear like a virally-infected cancer cell, which can then be recognized by the anti-viral T cells that populate the host and the tumor tissue and become activated by the Immuno-STAT IL-2 to kill the tumor cell. Through rational protein engineering we have generated early proof of concept, or PoC, molecules that provide us confidence with the applicability of these unique bispecific Immuno-STATs for cancer immuno-therapy. We call these “re-directed” Immuno-STATs, or RDI-STATs.

Viral T Cell Redirection via RDI STATs : Immuno-STAT Framework with Tumor Targeting TAA

Redirected Immuno-STATs (RDI-STATs) can leverage the patient’s existing protective viral T cell repertoire to target tumors, regardless of the tumor HLA expression.

All of the above applications of the Immuno-STAT and Neo-STAT platform may benefit from the ongoing risk-reducing data generation via the current clinical studies with CUE-101, especially as it relates to the tolerability profile of the engineered IL-2 variant and this novel biologics platform. This is due to the fact that the core framework of the CUE-100 series remains essentially the same for each drug candidate, except for the targeting peptide epitope within the MHC pocket.

Clinical risk-reduction of CUE-100 Series via CUE-101 Clinical Studies Enables Broad Pipeline of Platform Opportunities

We have implemented a strategy of exploiting the potential applications of the CUE-100 series framework into multiple derivative constructs possessing specific properties and mechanistic activities to address diverse clinical conditions involving immune imbalance.  Through this approach, we have designed and engineered various biologic constructs each possessing desired activities with the potential for addressing underlying immune re-balancing to restore better health.  Through this approach, as depicted in the figure below, we have exploited the CUE-100 series to develop a growing pipeline of Immuno-STATs for oncology, have created the derivative constructs of Neo-STAT and “re-directed” Immuno-STATs (or RDI-STATs) to address resistance mechanisms, and have utilized the frameworks modularity to engineer antigen-specific immune suppressors, (e.g, PD-L1) for treating autoimmune diseases (CUE-300 series) with known auto-antigens (such as T1D). We have also deployed the engineered IL-2 variant from the CUE-100 series to design a bi-specific molecule possessing both IL-2 and TGF-beta (CUE-400 series) for pathway specific modulation to stimulate iTregs in autoimmune diseases where the autoantigens are unknown or not well characterized. We believe these various derivatives have a reduced risk-profile due to the fact that CUE-101 has been well tolerated throughout the dose escalation Phase 1 study and, by implication, constructs designed/derivatized from this series have a lowered risk-profile.

Platform Development and Progress in Immuno-oncology

Platform Development and Progress in Auto-immune and inflammation

Autoimmune Disease

For applications in autoimmune, or AI, diseases, our strategy has focused on two broad themes of antigen-specific modulation and pathway-specific modulation for controlling autoreactive T cell responses. Both approaches complement each other and offer unique opportunities for selective immune re-set of the dysfunctional compartment. The antigen-specific approach is pertinent to diseases with restricted or well-characterized auto-antigens (such as type 1 diabetes, or T1D) and deploys the Immuno-STATs to directly modulate the autoreactive T cells. The pathway-specific approach exploits signals that can induce and sustain regulatory T cells, which can then control a broad population of autoreactive T cells. Hence, this approach may be more applicable to diseases with diverse unknown antigens. It is conceivable that the specific signals for antigen specific regulatory T cells, or Treg, induction could be deployed in an Immuno-STAT framework for generation of antigen-specific Tregs.

Approaches to Modulate Autoreactive T Cell Responses

Antigen-specific approach: CUE-300 Immuno-STAT Framework

The CUE-300 framework builds upon our antigen-specific approach for AI and has been focused on class II HLA alleles that are recognized by CD4+ T cells.  It has the potential to target a broad range of addressable autoimmune diseases by selectively modulating disease-associated CD4+ T cells so that healthy cells and tissue are protected from immune attack.

To inhibit autoimmune disease associated T cells, Immuno-STATs are engineered to work via two general strategies:

•	Inhibition (or selective ablation) of autoreactive T cells by selectively delivering inhibitory signals; or

•	Selective expansion of antigen specific Tregs to control aberrant activation of autoreactive T cells.

Immuno-STAT frameworks for AI disease will be designed to influence a subset of T cells known as CD4 T cells. CD4 T cells recognize peptides in the context of MHC class II proteins. Therefore, prototypic Immuno-STAT frameworks in autoimmunity would rely on MHC class II recognition by CD4 T cells. This is distinct from the MHC class I recognition by CD8 T cells that is the basis of our current oncology pipeline.

Consistent with our strategy to establish focused partnerships with leading pharmaceutical or biotechnology organizations to enhance capacity and further our development efforts on selected programs, in November 2017 we entered into a collaboration agreement with Merck for a partnership to research and develop proprietary biologics that focus on two autoimmune diseases, type 1 diabetes, or T1D, and an undisclosed indication.  This agreement was recently extended through 2021 to support further development and identification of these targeted biologics.  We view this collaboration agreement as a component of our development strategy since it will allow us to advance the CUE-300 series drug product candidates for selected autoimmune programs in partnership with a world class pharmaceutical company, while also providing us opportunities in autoimmune diseases beyond our partnered programs as well as continuing our focus on our more advanced cancer programs.

During 2021, we will continue to generate data to support proof-of-mechanism and inform the path forward for this program.  CUE-301 is an example of an Immuno-STAT designed for the modulation of CD4+ T cells under the Merck collaboration agreement. In this instance Immuno-STATs with the human class II MHC molecule, HLA-DR0401, or DR4, were generated along with an epitope from pro-insulin (a known autoantigen in type 1 diabetes) and PD-L1 molecule for selective down-modulation of CD4+ T cells reactive to the pro-insulin peptide. The Pro-Insulin-DR4-PD-L1 Immuno-STATs (CUE-301) selectively inhibited the activation and expansion of insulin-specific T cells. In contrast, Immuno-STAT molecules harboring a peptide from glutamic acid decarboxylase, or GAD, another autoantigen in type 1 diabetes, had no effect, hence demonstrating selectivity and specificity. These data are summarized in the graphic shown below.

Framework and Selective Suppression of Proins-specific T cells In Vitro

Recently, we have demonstrated the in vivo activity with CUE-301 (Proins-DR4-PDL1 IST), as shown in the figure below. HLA-DR0401 transgenic mice were immunized with a mixture of Proinsulin peptide (Proins 76-90, K88S) and a T cell epitope from the flu virus hemagglutinin protein (HA307-319). Following immunization, mice were treated with a vehicle (left panel) or CUE-301 (right-panel, “IST dose”). T cell activation and expansion was determined at various days post-immunization/treatment via interferon-gamma ELISpot assay. As shown in the left panel, vehicle-treated mice raised comparable T cells to both Proins and HA. In contrast, as shown in the right panel, the mice treated with CUE-301 (“IST Treated Mice”) showed selective abrogation of the Proins-specific T cells while still mounting a T cells response to HA. These in vivo data suggest that selective modulation of T cells with ISTs can be achieved for applications in AI diseases.

Additional mechanistic datasets that further extend in vitro and in vivo observations were recently presented at an autoimmune meeting in January 2021; https://www.cuebiopharma.com/wp-content/uploads/2021/01/20201223_ASIT-Summit-2021.pdf.

Pathway-specific approach: CUE-400 series

The CUE-400 series is focused on the generation of a novel bispecific molecule for differentiation and expansion of iTregs for applications in autoimmune diseases, graft versus host disease, or GVHD, and transplant rejection.  The primary goals of developing the CUE-400 series of molecule is to harness signals that can generate large numbers of regulatory T cells, or Tregs, in the patient to control a broad repertoire of autoreactive and inflammatory T cells. This is especially important in controlling aberrant activation of autoreactive (or allo-reactive) T cells in those conditions where the antigen(s) are unknown or involves multiple antigens, or in chronic stages of autoimmune diseases with extensive epitope spreading involving many different antigens. We believe that harnessing Tregs is an attractive opportunity for re-setting immune balance and restoring functional tolerance.

Our focus has centered on expanding functional iTregs, which we believe offer untapped opportunities in autoimmune diseases and graft rejection. In contrast to natural Tregs, or nTregs, that are present in small numbers and constitutively express CD25 (IL-2R alpha), iTregs are derived from the vastly larger component of the normal CD4+ T cell repertoire that is CD25-negative. In contrast to CD25-biased IL-2 variants/muteins that are being pursued for nTregs, our approach incorporates both IL-2 and TGF-beta signals, which are needed for induction and expansion of iTregs.  Importantly, the IL-2 signal in our approach is not biased to CD25 (IL-2R alpha) receptor subunit since the vast majority of the peripheral CD4+ T cell repertoire does not express CD25. We believe that harnessing iTregs over nTregs may have several key advantages: (i) the numbers of nTregs is limited (~2-5% of the CD4+ T cell compartment) since they come differentiated from the thymus with a fixed TCR repertoire, while iTregs can be readily generated from the vast majority of the conventional CD4+ T cell compartment that is diverse and adaptable to the local microenvironment; (ii) from a therapeutic manipulation perspective, we believe the opportunity to convert pathogenic autoreactive T cell into a regulatory phenotype is an attractive opportunity for immune re-set and restoration of immune balance; and (iii) the differentiation of iTregs can be achieved directly in the patient’s body as long as the requisite two key modulators (IL-2 and TGF-beta) can co-localize to the same T cell. In chronic autoimmune diseases, autoreactive T cells are constantly recognizing self-antigens (i.e. Signal 1 of TCR engagement is perpetual), which provides us with an attractive opportunity to co-deliver the IL-2 and TGF-beta to these T cells to convert them into an iTreg phenotype.

Harnessing structure-based rational protein engineering, we have generated the first molecule from our CUE-400 series, CUE-401, which is a novel IL-2-TGF-beta fusion protein. The structure of CUE-401 is shown below – it has one molecule of IL-2 fused to an Fc along with a masked TGF-beta molecule. Importantly, the IL-2 variant in CUE-401 has already demonstrated tolerability in the clinic since it is the same IL-2 variant that is present in our current clinical candidate CUE-101, albeit in a different valency (CUE-101 harbors 4 molecules of an affinity attenuated IL-2 along with bivalent tumor-peptide-HLA molecules to activate tumor-specific T cells).

CUE-401: Opportunity to Enhance Specificity and Selectivity

We have demonstrated that CUE-401 generated iTregs from conventional CD4+ T cells (as measured by robust induction of the master Treg transcription factor FoxP3). As shown below, we were able to generate iTregs from conventional CD4+ T cells from healthy subjects as well as from patients suffering from autoimmune diseases (RA -rheumatoid arthritis; IBD – inflammatory bowel disease). Importantly, in preclinical models, CUE-401 generated iTregs in equivalent or higher numbers when compared to the recombinant wild-type IL-2 and TGF-beta cytokines (“+recombinant cytokines”, as noted in the figure below). Functional assessments have confirmed that these iTregs can suppress T cell responses. Ongoing studies in preclinical models provide additional support for in vivo conversion of iTregs upon single-dose administration of CUE-401.

Induction of iTregs in Healthy Subjects and Patients

In contrast to IL-2-directed approaches aiming to expand the limited number and repertoire of nTregs, we believe induction and conversion of the pathogenic autoreactive T cells into iTreg may offer a more meaningful and lasting benefit to the patient.

Our License Agreement with Einstein

On January 14, 2015, or the Effective Date, we entered into a license agreement, as amended and restated on July 31, 2017 and as amended on October 30, 2018, or the Einstein License, with Albert Einstein College of Medicine, or Einstein, for certain patent rights, or the Patents, relating to our core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. We hold an exclusive worldwide license, with the right to sublicense, import, make, have made, use, provide, offer to sell, and sell all products, processes and services that use the Patents, including certain technology received from Einstein related thereto, which we refer to as the Licensed Products.

The Einstein License is a royalty-bearing license obligating us to pay a percentage of proceeds received from sales of categories of Licensed Products at low single digit rates. We have also agreed to share a portion of our proceeds that we derive from other agreements, like sublicense agreements, relating to Licensed Products that we may enter into. The percentage of such proceeds that we are required to pay Einstein ranges from the low to mid-teens, depending on how far we have developed a Licensed Product before we enter into an agreement relating to the Licensed Product. These percentages are reduced for sales of Licensed Products in countries where a competing product exists and for products or services involving the use or incorporation of technology received from Einstein relating to synapse for targeted T cell activation molecules, receptor ligand identification or platforms for T cell monitoring. In addition to our obligation to pay royalties based upon a percentage of proceeds from sales of Licensed Products, we have also agreed to pay Einstein annual maintenance fees. The maintenance payments are creditable against any royalty payments we pay under the Einstein License. For the year ended December 31, 2020, we paid $75,000 to Einstein in license and license maintenance fees under the Einstein License.

Under the Einstein License, we are also obligated to make milestone payments corresponding to: (i) approval of the first IND by the FDA or foreign equivalent for a Licensed Product; (ii) approval of any subsequent IND application or foreign equivalent for a “new indication” for a Licensed Product; (iii) initiation of Phase 2 clinical trials or foreign equivalent on a Licensed Product; (iv) initiation of Phase 2 clinical trials or foreign equivalent for a “new indication” for a Licensed Product; (v) initiation of Phase 3 clinical trials or foreign equivalent on a Licensed Product; (vi) initiation of Phase 3 clinical trials or foreign equivalent for a “new indication” for a Licensed Product; (vii) the first commercial sale of a Licensed Product; (viii) the first commercial sale of each “new indication” for one of our previously approved Licensed Products; and (ix) cumulative sales of certain Licensed Products reaching certain threshold amounts. The aggregate amount of milestone payments made under the Einstein License may equal up to $1.85 million for each Licensed Product and up to $1.85 million for each new indication of a Licensed Product. Additionally, the aggregate amount of one-time milestone payments based on cumulative sales of all Licensed Products may equal up to $5.75 million.  As of December 31, 2020, we had paid to Einstein an aggregate amount of $150,000 in milestone payments.

In addition to our obligations to make the cash payments to Einstein described above, under the Einstein License we issued Einstein 671,572 shares of our Common Stock immediately prior to completion of the initial public offering of our common stock completed on December 27, 2017.

The Einstein License expires upon the expiration of our last obligation to make royalty payments to Einstein, unless terminated earlier under the provisions thereof. Under the Einstein License, we will be obligated to make royalty payments to Einstein, with respect to certain Licensed Products, for the longer of 15 years from the first sale of such products in each country or for the duration of any market exclusivity period granted by a regulatory agency for such product and, with respect to certain Licensed Products sold by sublicensees, the longer of 10 years from the first sale of such products in each country or for so long as the sublicensee agrees to pay royalties on such products. We have the right to terminate the Einstein License at any time upon 60 days’ written notice to Einstein; provided, however, that we will lose intellectual property rights related to the Patents if we choose to terminate the Einstein License in this manner. Each party has the right to terminate the Einstein License if the other party is in default or breach of any condition of the Einstein License with a right to cure any such breach within 60 days from receipt of notice of such default or breach, unless the other party has disputed the alleged breach in good faith. Either party can also terminate the Einstein License if the other party voluntarily files for bankruptcy or other similar insolvency proceedings, makes a general assignment for the benefit of creditors, or is the subject of an involuntary bankruptcy petition that is not dismissed within 90 days. If we fail to pay any sum that is due and payable to Einstein within 30 days after receiving written notice of our default from Einstein, then Einstein has the option of terminating the Einstein License unless we pay within 45 days of such notice all delinquent sums with interest.

Einstein may also terminate the Einstein License in the event we are convicted of certain felonies relating to the manufacture or use of Licensed Products.

The Einstein License also obligates us to meet certain due diligence requirements, or the Diligence Milestones, as follows:

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

If we fail to meet any of the Diligence Milestones, Einstein will have the right to terminate the Einstein License if such Diligence Milestone is not satisfied within thirty (30) days from receiving a written notice of default from Einstein. Under certain circumstances and upon prior notice to Einstein, we may have the right to an additional extension of our Diligence Milestones if, despite our commercially reasonable efforts we are not able to satisfy the Phase 2 clinical trial Diligence Milestone or any subsequent Diligence Milestone. As of the date of this report, we have met all required Diligence Milestones.

Our Collaboration Agreement with Merck

On November 14, 2017, we entered into an Exclusive Patent License and Research Collaboration Agreement, or the Merck Agreement, with Merck for a partnership to research and develop certain of the Company’s proprietary biologics that target certain autoimmune disease indications, or the Initial Indications. We view this Merck Agreement as a component of our development strategy since it will allow us to advance our autoimmune programs in partnership with a world class pharmaceutical company, while also continuing our focus on our more advanced cancer programs. The research program outlined in the Merck Agreement entails (1) our research, discovery and development of certain Immuno-STAT drug candidates up to the point of demonstration of certain biologically relevant effects, or Proof of Mechanism, and (2) the further development by Merck of the Immuno-STAT drug product candidates that have demonstrated Proof of Mechanism, or the Proposed Drug Product Candidates, up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Drug Product Candidates’ profiles as described in the Merck Agreement.

For the purposes of this collaboration, we granted to Merck under the Merck Agreement an exclusive license under certain of our patent rights, including a sublicense of patent rights licensed from Einstein, to the extent applicable to the specific Immuno-STAT drug product candidates that are elected to be developed by Merck. In addition, so long as Merck continues product development on a Proposed Drug Product Candidate, we are restricted from conducting any development activities within the Initial Indication covered by such Proposed Drug Product Candidate other than pursuant to the Merck Agreement.

In exchange for the licenses and other rights granted to Merck under the Merck Agreement, we received a $2.5 million nonrefundable up-front payment and may be eligible to receive additional funding in developmental milestone payments, as well as tiered royalties if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the upfront payment described above, we are eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Merck Agreement requires us to use the first $2.5 million milestone payment we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales. As of December 31, 2020, we recorded approximately $2.2 million in collaboration revenue related to this agreement.

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

In November 2020, we extended the research collaboration terms of this agreement through December 31, 2021 to support further development and identification of targeted biologics for the treatment of autoimmune disease.     Notwithstanding the foregoing, Merck may terminate the Merck Agreement at any time by providing us 30 days’ notice. The Merck Agreement may also be terminated by either party if the other party is in breach of its obligations thereunder and fails to cure such breach within 90 days after notice or by either party if the other party files for bankruptcy or other similar insolvency proceedings.

Our Collaboration Agreement with LG Chem

Effective November 6, 2018, we entered into a Collaboration, License and Option Agreement, or the LG Chem Agreement, with LG Chem, related to the development of Immuno-STATs focused in the field of oncology.

Pursuant to the LG Chem Agreement, we granted LG Chem an exclusive license to develop, manufacture and commercialize our lead product, CUE-101, as well as Immuno-STATs that target T-cells against two additional cancer antigens, or Drug Product Candidates, in Australia, Japan, Republic of Korea, Singapore, Malaysia, Vietnam, Thailand, Philippines, Indonesia, China (including Macau and Hong Kong) and Taiwan, which we refer to collectively as the LG Chem Territory. We retain rights to develop and commercialize all assets included in the LG Chem Agreement in the United States and in global markets outside of the LG Chem Territory. Under the LG Chem Agreement, we will engineer the selected Immuno-STATs for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, thereby enhancing our market reach by providing for greater patient coverage of populations in global markets, while LG Chem will establish a chemistry, manufacturing and controls, or CMC, process for the development and commercialization of selected Drug Product Candidates. In addition, LG Chem has the option to select one additional Immuno-STAT for an oncology target, or an Additional Immuno-STAT, for an exclusive worldwide development and commercialization license. On December 18, 2019, we and LG Chem entered into a global license and commercialization agreement, which was amended on November 5, 2020. We refer to such agreement, as amended, as the Global License and Collaboration Agreement. The Global License and Collaboration Agreement supersedes the provisions of the LG Chem Agreement related to LG Chem’s option for an Additional Immuno-STAT but generally does not become effective unless and until LG Chem exercises its option, other than certain select provisions including the length of the option period and representations, warranties and covenants of the parties. If LG Chem exercises this option, which expires on April 30, 2021, then the other provisions of the Global License and Collaboration Agreement, including the license to the Additional Immuno-STAT from us to LG Chem and the terms and conditions for such license, will become effective. We will retain an option to co-develop and co-commercialize the additional program worldwide.  In an amendment effective November 5, 2020, we extended the time for LG Chem to exercise this option until April 30, 2021.

Under the terms of the LG Chem Agreement, LG Chem paid us a $5.0 million non-refundable, non-creditable upfront payment and purchased approximately $5.0 million of shares of our common stock at a price per share equal to a 20% premium to the volume weighted-average closing price per share over the 30 trading day period immediately prior to the effective date of the LG Chem Agreement. We are also eligible to receive additional aggregate payments of approximately $400 million if certain research, development, regulatory and commercial milestones are successfully achieved. In addition, the LG Chem Agreement also provides that LG Chem will pay us tiered single-digit royalties on net sales of commercialized Drug Product Candidates, or Collaboration Products, in the LG Chem Territory on a product-by-product and country-by-country basis, until the later of expiration of patent rights in a country, the expiration of regulatory exclusivity in such country, or ten years after the first commercial sale of a Collaboration Product in such country, subject to certain royalty step-down provisions set forth in the LG Chem Agreement.

Pursuant to the LG Chem Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Drug Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products.  In return for performing CMC process development, LG Chem is eligible to receive low-single digit percentage royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. Furthermore, should the parties enter into a Global License and Collaboration Agreement for an Additional Immuno-STAT, LG Chem will pay us a one-time, non-refundable, non-creditable upfront payment and we will be eligible to receive up to approximately $470 to $675 million in fees and milestone payments as well as tiered royalty payments on future global sales that range from high-single digit to mid-double digit percentages in the United States and mid-single to low-double digit percentages outside of the United States.  The amount of fees and milestone payments, as well as whether we receive royalty payments, will depend on when LG Chem nominates the Additional Immuno-STAT, the number of alleles selected by LG Chem and whether we exercise our option to co-develop and co-commercialize the additional program worldwide, in which case we would share costs and profits instead of receiving royalties and post-option-exercise milestones. As of December 31, 2020, we recorded approximately $5.5 million in collaboration revenue related to this agreement.

The LG Chem Agreement includes various representations, warranties, covenants, indemnities and other customary provisions. LG Chem may terminate the LG Chem Agreement for convenience or change of control of us on a program-by-program, product-by-product or country-by-country basis, or in its entirety, at any time following the notice period set forth in the LG Chem Agreement. Either party may terminate the LG Chem Agreement, in its entirety or on a program-by-program, product-by-product or country-by-country basis, in the event of an uncured material breach. The LG Chem Agreement is also terminable by either party (i) upon the bankruptcy, insolvency or liquidation of the other party or (ii) for certain activities involving the challenge of certain patents controlled by the other party. Unless earlier terminated, the LG Chem Agreement will expire on a product-by-product and country-by-country basis upon the expiration of the applicable royalty term.

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

As of December 31, 2020, we owned or had licensed fifty-two issued patents, thirty-five pending patent applications in the United States (including thirteen pending U.S. provisional patent applications), eighteen pending international PCT applications and 147 pending foreign patent applications intended to protect the intellectual property underlying our technology. Our patent applications describe certain features of our technologies, including our Immuno-STAT platform, our Neo-STAT platform, CAR-T and ex-vivo applications of our Immuno-STAT platform, as well as specific biologic molecules, drug product candidates and methods of treatment using our Immuno-STATs. We plan to spend considerable resources and focus in the future on obtaining U.S. and foreign patents. We have and will continue to actively protect our intellectual property. No assurances can be given that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. In addition, any issued patents may be contested, circumvented, found unenforceable or invalid, and we may not be able to successfully enforce our patent rights against third parties. No assurance can be given that others will not independently develop a similar or competing technology or design around any patents that may be issued to us. We intend to expand our international operations in the future and our patent portfolio, copyright, trademark and trade secret protections may not be available or may be limited in foreign countries.

Each of our patents, if and when granted, will generally have a term of 20 years from its respective U.S. non-provisional priority filing date, subject to available extensions. They are thus set to expire no earlier than dates ranging from 2033 to 2040, although there can be no assurance that any of the patent applications will be granted.

Competition

While we believe that our drug product candidates, technology, knowledge and experience provide us with significant competitive advantages, we face competition from established and emerging pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.

Furthermore, immunotherapy technologies are advancing at a rapid pace and we anticipate competing with companies developing bi-specific antibodies attempting to deliver T cell activating cytokines, such as IL-2 (e.g., Amgen Inc., or Amgen, Immunocore Holdings plc, or Immunocore, and Roche Holding AG, or Roche), cell therapies for activating or creating cancer-relevant T cells outside the patient’s body, i.e., ex vivo, (e.g., Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Gilead Sciences, Inc., or Gilead, and Novartis AG, or Novartis), antibody-drug conjugates (e.g., Gilead, Roche, Seagen Inc., or Seattle Genetics), immune checkpoint inhibitors (e.g., Bristol-Myers Squibb, Merck, and Pfizer Inc., or Pfizer), and modified  cytokines, such as pegylated IL-2 for slower-release (e.g., Bristol-Myers Squibb/Nektar, who recently announced a combination study of BEMPEG plus KEYTRUDA in a Phase 2/3 clinical trial in first-line squamous cell carcinoma of the head and neck), as a means of reducing the unwanted collateral adverse effects of wild type IL-2, genetically-modified IL-2 for ablating the alpha subunit activity to reduce CD4 activation in favor of CD8 (e.g. Neoleukin Therapeutics, Inc., or Neoleukin, Roche, and Sanofi), and antigen-specific targeting of cytokines through nanoparticles (e.g., Neximmune). [We believe that our approach provides Cue with the competitive advantage of antigen-specific targeting of cytokines, such as IL-2 by engineering proteins with a targeting moiety, i.e, peptide-MHC, coupled to genetically modified cytokines, such as not-alpha IL2 for enhancing CD8 activation and attenuated Beta-subunit for biasing the peptide-MHC/TCR affinity, thereby providing cancer antigen specificity.

We expect our lead product candidate, CUE-101, will compete with other product candidates for the treatment of HPV+ cancers. While there is currently no FDA-approved therapy that specifically targets HPV for HPV+ cancers, there are multiple product candidates in clinical development, including cell therapies (e.g., Gilead and Rubius Therapeutics, Inc., or Rubius), and cancer vaccines (e.g., BioNTech SE, or BioNTech, Hookipa Pharma Inc., or Hookipa Pharma, Inovio Pharmaceuticals, Inc., or Inovio, and ISA B.V., or ISA Pharma). Therapies not specific to HPV are also being developed to address HPV+ cancers, including immune checkpoint inhibitors as well as tumor infiltrating lymphocytes by Iovance Biotherapeutics, Inc., or Iovance Biotherapeutics.

Our corporate objective is to design, develop and commercialize new products with superior efficacy, convenience, tolerability, and safety. We expect any drug product candidate that we commercialize, either independently or with our strategic partners, will compete with existing, market-leading products.

There are many companies focused on the development of small molecules and antibodies for cancer treatment. Our core competitors include pharmaceutical and biotech organizations, as well as academic research institutions, clinical research laboratories and government agencies that are pursuing research activities in the same therapeutic area. Many of our competitors have greater financial, technical and human resources than we do. Additionally, many competitors have greater experience in product discovery and development, obtaining FDA and other regulatory approvals, and commercialization capabilities, which may provide them with a competitive advantage.

We believe that our ability to compete will depend on our ability to execute on the following objectives:

•	design, develop and commercialize products that are superior to other products in the market in terms of, among other things, safety, efficacy, convenience, or price;
•	obtain patent and/or other proprietary protection for our processes and drug product candidates;
•	obtain required regulatory approvals;
•	obtain favorable reimbursement, formulary and guideline status; and
•	collaborate with others in the design, development and commercialization of our products.

Established competitors may invest heavily to discover and develop novel compounds that could make our drug product candidates obsolete. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to obtain approval, to overcome price competition and to be commercially successful. If we are not able to compete effectively, our business will not grow and our financial condition and operations will suffer.

Government Regulation and Licensure of Products

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post‑approval monitoring and reporting, and import and export of pharmaceutical products, including biological products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Licensure and Regulation of Biologics in the United States

In the United States, our candidate products would be regulated as biological products, or biologics, under the Public Health Service Act, or the PHSA, and the Federal Food, Drug and Cosmetic Act, or the FDCA, and its implementing regulations and guidances. The failure to comply with the applicable U.S. requirements at any time during the product development process, including non‑clinical testing, clinical testing, the approval process or post‑approval process, may subject an applicant to delays in the conduct of the study, regulatory review and approval, and/or administrative or judicial sanctions. An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice regulations;

•

completion of the manufacture, under current Good Manufacturing Practices, or cGMP, conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

•	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well‑controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with current Good Clinical Practices, or GCP;

•

preparation and submission to the FDA of a Biologic License Application, or BLA, for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;

•	review of the product by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity, and, if applicable, the FDA’s current good tissue practice for the use of human cellular and tissue products;

•	satisfactory completion of any FDA audits of the non‑clinical and clinical trial sites to assure compliance with GCPs and the integrity of clinical data in support of the BLA;
•	payment of user Prescription Drug User Free Act, or PDUFA, securing FDA approval of the BLA and licensure of the new biologic product; and
•	compliance with any post‑approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post‑approval studies required by the FDA.

Preclinical Studies and Investigational New Drug Application

Before testing any biologic product candidate in humans, a product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin or recommence.

As a result, submission of the IND may result in the FDA not allowing the trials to commence or allowing the trial to commence on the terms originally specified by the sponsor in the IND. If the FDA raises concerns or questions either during this initial 30‑day period, or at any time during the IND process, it may choose to impose a partial or complete clinical hold. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls. This order issued by the FDA would delay either a proposed clinical study or cause suspension of an ongoing study, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. This could cause significant delays or difficulties in completing planned clinical studies in a timely manner.

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational products for patients who may benefit from investigational therapies. FDA regulations allow access to investigational products under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the investigational product under a treatment protocol or treatment IND application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act, or the Cures Act, passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy publicly available. Although these requirements were rolled out over time, they have now come into full effect. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the investigational drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a manufacturer to make its investigational products available to eligible patients as a result of the Right to Try Act.

Human Clinical Trials in Support of a BLA

Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients with the disease to be treated under the supervision of a qualified principal investigator in accordance with GCP requirements. Clinical trials are conducted under study protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, the FDA requires that such trials be conducted in accordance with GCP, including review and approval by an independent ethics committee and informed consent from subjects. The GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for clinical trials in the United States.

Further, each clinical trial must be reviewed and approved by an IRB either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, the safety of human subjects, and the possible liability of the institution. An IRB must operate in compliance with FDA regulations. The FDA, IRB, or the clinical trial sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent.

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, or DSMB. This group may recommend continuation of the study as planned, changes in study conduct, or cessation of the study at designated check points based on certain available data from the study to which only the DSMB has access. Finally, research activities involving infectious agents, hazardous chemicals, recombinant DNA, and genetically altered organisms and agents may be subject to review and approval of an Institutional Biosafety Committee in accordance with NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may be required after approval.

•

Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion, and pharmacodynamics in healthy humans or, on occasion, in patients, such as cancer patients.

•

Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.

•

Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy, and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well‑controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a biologic; such Phase 3 studies are referred to as “pivotal.”

In some cases, the FDA may approve a BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post‑approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement or to request a change in the product labeling. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Information about clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

For products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA.  The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. Congress amended the FDA Reauthorization Act of 2017, or FDARA. Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the Pediatric Research Equity Act. Under the amended section 505B, beginning on August 18, 2020, the submission of a pediatric assessment, waiver or deferral will be required for certain molecularly targeted cancer indications with the submission of an application or supplement to an application.

Compliance with cGMP Requirements

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Inspections must follow a “risk‑based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated.

Review and Approval of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

The FDA has 60 days after submission of the application to conduct an initial review to determine whether it is sufficient to accept for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission has been accepted for filing, the FDA begins an in‑depth review of the application. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the applicant otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure, and potent and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure, and potent.  On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of non‑clinical and clinical trial sites to assure compliance with GCPs, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, the FDA will issue a complete response letter, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA. Such resubmissions are classified under PDUFA as either Class 1 or Class 2. The classification of a resubmission is based on the information submitted by an applicant in response to an action letter. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has two months to review a Class 1 resubmission and six months to review a Class 2 resubmission. The FDA will not approve an application until issues identified in the complete response letter have been addressed.

The FDA may also refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. In particular, the FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates, and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

If the FDA approves a new product, it may limit the approved indications for use of the product. It may also require that contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may call for post‑approval studies, including Phase 4 clinical trials, to further assess the product’s safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post‑market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life‑threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation.

Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life‑threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, in 2012, Congress enacted FDASIA. This law established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross‑disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case‑by‑case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment‑limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

With passage of the Cures Act in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life‑threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post‑approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post‑marketing compliance requirements, including the completion of Phase 4 or post‑approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post‑approval studies, or confirm a clinical benefit during post‑marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for drug product candidates approved under accelerated regulations are subject to prior review by the FDA.

Real-Time Oncology Review of Supplemental NDAs

Through its Oncology Center for Excellence, or OCE, the FDA has established two pilot programs allowing for real-time review of supplemental applications for previously approved oncology products. This approach will allow FDA to evaluate clinical data as soon as the results of a clinical trial become available with the objective of reviewing and approving a new indication soon after an applicant files the application. The first of these pilot programs, Real-Time Oncology Review, or RTOR, focuses on early submission of data that are the most relevant to assessing the product’s safety and effectiveness. RTOR allows the FDA to review much of the data earlier, after the clinical trial results become available and the database is locked, but before the information is formally submitted to the agency.

The FDA has established several criteria to determine whether a supplemental application may be selected for RTOR. Those criteria include whether: the investigational product is likely to demonstrate substantial improvements over available therapy; the study design is straight forward, as determined by the review division and the OCE; the endpoints can be easily interpreted.  Applications with chemistry, manufacturing and control formulation changes and supplements with pharmacology/toxicology data are excluded from RTOR. In addition, submissions with greater complexity, including those with companion diagnostics, may also be excluded for the purposes of the pilot program. On the basis of these criteria, the appropriate FDA review division and OCE management will jointly decide whether the application can be selected for the RTOR pilot program.

If the FDA determines that RTOR is an appropriate review pathway, the applicant can send pre-submission data to the agency under the original application two to four weeks after all patient data have been entered and locked in the database, and the applicant is ready to request FDA approval. The package should also include key raw and derived datasets, including safety/efficacy tables and figures, study protocol and amendments, and a draft of the package insert. The applicant must also submit key results, analysis, and datasets for other disciplines, if applicable. The FDA will then evaluate these materials for sufficiency and integrity so that it can analyze the data to properly address key regulatory questions. By the time the applicant submits the application to the FDA, the review team will have completed the analysis and be familiar with the data, and can conduct a more efficient, timely, and thorough review.

Post‑Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post‑approval regulatory requirements as well as any post‑approval requirements that the FDA have imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third‑party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency, and effectiveness of pharmaceutical products.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post‑market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post‑approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Pharmaceutical products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Although health care providers may prescribe products for off-label uses in their professional judgment, drug manufacturers are prohibited from soliciting, encouraging or promoting unapproved uses of a product. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant liability.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Orphan Drug Designation and Exclusivity

Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the biologic for the disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation qualifies a company for tax credits and market exclusivity for seven years following the date of the product’s marketing approval if granted by the FDA. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. A product becomes an orphan when it receives orphan drug designation from the Office of Orphan Products Development at the FDA based on acceptable confidential requests made under the regulatory provisions. The product must then go through the review and approval process like any other product.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first drug. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same indication for seven years, except in certain limited circumstances. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated. The FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use. The FDA cannot, however, approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor or the sponsor is unable to provide sufficient quantities.

Pediatric Exclusivity

Pediatric exclusivity is another type of non‑patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non‑patent and orphan exclusivity. This six‑month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed “reference product.” As of January 1, 2021, the FDA has approved 29 biosimilar products for use in the United States. No interchangeable biosimilars, however, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidances are expected to be finalized by the FDA in the near term.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well‑controlled clinical trials to demonstrate the safety, purity, and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law. Since the passage of the BPCIA, many states have passed laws or amendments to laws, including laws governing pharmacy practices, which are state-regulated, to regulate the use of biosimilars.

Patent Term Restoration and Extension

A patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch‑Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and FDA regulatory review. The restoration period granted on a patent covering a product is typically one‑half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

FDA Approval of Companion Diagnostics

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the drug therapeutic and in vitro companion diagnostic device on issues related to co-development of the products.

The 2014 guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a biologic product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a product are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post‑market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2021, the standard fee is $365,657 and the small business fee is $91,414.

A clinical trial is typically required for a PMA application and, in a small percentage of cases, the FDA may require a clinical study in support of a 510(k) submission. A manufacturer that wishes to conduct a clinical study involving the device is subject to the FDA’s IDE regulation. The IDE regulation distinguishes between significant and non-significant risk device studies and the procedures for obtaining approval to begin the study differ accordingly. Also, some types of studies are exempt from the IDE regulations. A significant risk device presents a potential for serious risk to the health, safety, or welfare of a subject. Significant risk devices are devices that are substantially important in diagnosing, curing, mitigating, or treating disease or in preventing impairment to human health. Studies of devices that pose a significant risk require both FDA and an IRB approval prior to initiation of a clinical study. Non-significant risk devices are devices that do not pose a significant risk to the human subjects. A non-significant risk device study requires only IRB approval prior to initiation of a clinical study.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the Quality System Regulation, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well‑controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will become directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State.

The Regulation was published on June 16, 2014 but has not yet become effective.  As of January 1, 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020. In late 2020, the EMA indicated that it plans to focus on the findings of a system audit; improving the usability, quality and stability of the clinical trial information system; and knowledge transfer to prepare users and their organizations for the new clinical trial system.  The EMA has indicated that the system will go live in December 2021.

Parties conducting certain clinical studies must, as in the U.S., post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.

PRIME Designation in the EU

In March 2016, the European Medicines Agency, or EMA, launched an initiative to facilitate development of drug product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority Medicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of drug product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Pediatric Studies

Applicants developing a new medicinal product must agree upon a Pediatric Investigation Plan, or PIP, with the EMA’s pediatric committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date.

Marketing Authorization

To obtain a marketing authorization for a product under the European Union regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in an EMA‑approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product‑specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. Manufacturers must demonstrate the quality, safety, and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

Regulatory Data Protection in the European Union

In the European Union, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During the additional two‑year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten‑year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Patent Term Extensions in the European Union and Other Jurisdictions

The European Union also provides for patent term extension through Supplementary Protection Certificates, or SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. These periods can be extended for six additional months if pediatric exclusivity is obtained, which is described in detail below. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

Periods of Authorization and Renewals

A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk‑benefit balance by the EMA or by the competent authority of the authorizing member state. To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five‑year renewal period. Any authorization that is not followed by the placement of the drug on the EU market (in the case of the centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid.

Regulatory Requirements after Marketing Authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, pursuant to which post‑authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities, and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. Finally, the marketing and promotion of authorized products, including industry‑sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union under Directive 2001/83EC, as amended.

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life‑threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life‑threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized European Union marketing authorization. Marketing authorization for an orphan drug leads to a ten‑year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or the member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity.

Pediatric Exclusivity

Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) even where the trial results are negative. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable by up to two years). On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of drug product candidates in the UK, as the UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for drug product candidates and products in the UK in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021.  This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Coverage, Pricing, and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug product candidates for which we may seek regulatory approval by the FDA or other government authorities. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third‑party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use any drug product candidates we may develop unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such drug product candidates. Even if any drug product candidates we may develop are approved, sales of such drug product candidates will depend, in part, on the extent to which third‑party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers, and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such drug product candidates. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third‑party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost‑effectiveness of medical products and services and imposing controls to manage costs. Third‑party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, drug product candidates may not be considered medically necessary or cost effective. A decision by a third‑party payor not to cover any drug product candidates we may develop could reduce physician utilization of such drug product candidates once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third‑party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of pharmaceuticals have been a focus in this effort. Governments have shown significant interest in implementing cost‑containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third‑party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States, ensuring adequate coverage and payment for any drug product candidates we may develop will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of any drug product candidates we may develop to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost‑effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade (arbitrage between low‑priced and high‑priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Healthcare Law and Regulation

Healthcare providers and third‑party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third‑party payors, and customers are subject to broadly applicable fraud and abuse, anti‑kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the U.S. federal Anti‑Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent or knowingly making, using, or causing to made or used a false record or statement to avoid, decrease, or conceal an obligation to pay money to the federal government;

•

the federal civil monetary penalty and false statement laws and regulations relating to pricing and submission of pricing information for government programs, including penalties for knowingly and intentionally overcharging 340b eligible entities and the submission of false or fraudulent pricing information to government entities;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information;

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

•

the Foreign Corrupt Practices Act, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, or PPACA, as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non‑governmental third‑party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring pharmaceutical manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the PPACA, which, among other things, includes changes to the coverage and payment for products under government health care programs.  In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act.  The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our drug product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the PPACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the PPACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the PPACA.  Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020.  On February 10, 2021, the Biden Administration withdrew DOJ’s support for this lawsuit.  A ruling by the Court is expected sometime this year. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the PPACA, including  directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access.  Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.  To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration.  Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug product candidates or additional pricing pressures.

Additional Regulations

In addition to the foregoing, state, and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act, and the Toxic Substances Control Act, affect our business. These and other laws govern the use, handling, and disposal of various biologic, chemical, and radioactive substances used in, and wastes generated by, operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. Equivalent laws have been adopted in third countries that impose similar obligations.

Human Capital

As of December 31, 2020, we had 50 full-time employees and two part-time employees. Substantially all of our employees are in Cambridge, Massachusetts. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good. Additionally, we utilize independent contractors and other third parties to assist with various aspects of our drug and product development.

We recognize the value of our employees and are committed to being a workplace that encourages respect, collaboration, communication, transparency, and integrity. We seek to hire employees with diverse backgrounds and perspectives. Our success starts and ends with having the best talent, and as a result, we are focused on attracting, developing and retaining our employees. We offer employees a competitive and comprehensive benefits package. We support employees attending industry conferences and obtaining professional licenses.  We use a variety of human capital measures in managing our business, including: workforce demographics; inclusion and diversity; and employee health and safety.

We are committed to the health and safety of our employees. During 2020, as a result of COVID-19 pandemic, we implemented additional safety protocols intended to help minimize the risk of virus transmission to our employees, including  the establishment of remote working standards, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing.

Status as an Emerging Growth Company

We are an “emerging growth company” as that term is defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until. private companies (i.e., those that have not had a registration statement declared effective under the Securities Act of 1933, as amended, or the Securities Act, or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are required to comply with such new or revised financial accounting standards. The JOBS Act also provides that an emerging growth company can elect to opt out of the extended transition period provided by Section 102(b)(1) of the JOBS Act and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have irrevocably elected to opt out of this extended transition period provided by Section 102(b)(1) of the JOBS Act. Even though we have elected to opt out of the extended transition period, we may still take advantage of all of the other provisions of the JOBS Act, which include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company, have no history of generating commercial revenue, have a history of operating losses, and we may never achieve or maintain profitability.

We are a clinical stage-biopharmaceutical company. We have a limited operating history, have never generated revenue from product sales, and have a history of losses from operations. As of December 31, 2020, we had an accumulated deficit of approximately $153.3 million. Our ability to achieve commercial revenue-generating operations and, ultimately, achieve profitability will depend on whether we can obtain additional capital when we need it, complete the development of our technology, receive regulatory approval of our planned drug product candidates and find strategic collaborators that can incorporate our planned products candidates into new or existing drugs which can be successfully commercialized. There can be no assurance that we will ever generate commercial revenues or achieve profitability.

We currently do not have, and may never develop, any FDA-approved or commercialized products.

We currently do not have any products approved by the FDA or any other regulatory agency or any commercialized products and thus have never generated commercial revenue from product sales. We have not yet sought to obtain any regulatory approvals for any planned drug product candidates in the United States or in any foreign market. Therefore, any estimated timing for our planned drug product candidates to be commercialized would be highly speculative.

To date, we have invested substantial resources in an exclusive license with Einstein that forms the foundation for our planned drug product candidates and potential applications. For us to develop any products that might ultimately be commercialized, we will have to invest further time and capital in research and product development, regulatory compliance and market development. Therefore, we and our licensor, prospective business partners and other collaborators may never develop any products that can be commercialized. All of our development efforts will require substantial additional funding, none of which may result in any commercial revenue. Our efforts may not lead to commercially successful products for a number of reasons, including:

•

we and our licensor, prospective business partners and other collaborators may not be able to complete research regarding, and nonclinical and clinical development of, our planned drug product candidates;

•	regulatory approvals and marketing authorizations may not be achieved for our planned drug product candidates, or the scope of the approved indication may be narrower than sought;
•	we and our licensor, prospective business partners and other collaborators may experience delays in our development program, clinical trials and the regulatory approval process;
•

our technology may not prove to be safe and effective in clinical trials or preclinical studies and our planned drug product candidates may have adverse side effects which outweigh any potential benefit to patients;

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

•	rapid technological change may make our technology and drug product candidates obsolete.

We are substantially dependent on the success of our drug product candidates, only one of which is currently being tested in  clinical trials, and significant additional research and development and clinical testing will be required before we can potentially seek regulatory approval for or commercialize any of our drug product candidates.

Our main focus and the investment of a significant portion of our efforts and financial resources has been in the development of our lead product candidate, CUE-101, for which we are currently actively conducting Phase 1 clinical trials. Our other drug product candidates are all at a pre-clinical stage. We expect that additional trials of CUE-101 will be required in order to gain approval by the FDA. Therefore, significant additional research and development activity and clinical testing are required before we and our collaborators will have a chance to achieve a commercially viable product from such candidates. Our research and development efforts remain subject to all of the risks associated with the development of new biopharmaceutical products and treatments based on immune modulation. Development of the underlying technology may be affected by unanticipated technical or other problems, among other research and development issues, and the possible insufficiency of funds needed in order to complete development of these drug product candidates. Safety, regulatory and efficacy issues, clinical hurdles or other challenges may result in delays and cause us to incur additional expenses that would increase our losses. If we and our collaborators cannot complete, or if we experience significant delays in developing, our potential therapeutics or products for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail and investors may lose the entirety of their investment.

We have limited experience in conducting clinical trials and no history of commercializing biologic products, which may make it difficult to evaluate the prospects for our future viability.

Our operations to date have been limited to financing and staffing our company, conducting research and developing our core technologies, and identifying and optimizing our lead product clinical candidates. Additionally, we have conducted limited clinical testing of one of our drug product candidates. Although we have recruited a team that has experience with clinical trials in the United States, as a company, we have limited experience conducting clinical trials and have not had previous experience commercializing drug product candidates or submitting an IND or a BLA to the FDA or similar submissions to initiate clinical trials or obtain marketing authorization to foreign regulatory authorities. We cannot be certain that current clinical trials will begin or be completed on time, if at all, that our planned clinical trials will begin on time, if at all, or that our planned development programs would be acceptable to the FDA or other regulatory authorities, or that, if regulatory approval is obtained, our drug product candidates can be successfully commercialized. Clinical trials and commercializing our drug product candidates will require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs, consultants and collaborators. Relying on third-party clinical investigators, CROs or collaborators may result in delays that are outside of our control.

Furthermore, we may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, drug product candidates, including:

•

negative or inconclusive results from our IND-enabling studies, clinical trials or the clinical trials of other drug product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;

•

delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

•	conditions imposed by the FDA or a foreign regulatory authority regarding the number, scope or design of our clinical trials;
•	delays in enrolling patients in clinical trials;
•	high drop-out rates of patients;
•	inadequate supply or quality of clinical trial materials or other supplies necessary to conduct our clinical trials;
•	greater than anticipated clinical trial costs;
•	poor effectiveness or unacceptable side effects of our drug product candidates during clinical trials;
•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•	difficulty in establishing or managing relationships with CROs and clinical investigators;
•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•	serious and unexpected drug-related side effects or other safety issues experienced by participants in our clinical trials or by individuals using drugs similar to our drug product candidates;
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

As a result of the COVID-19 outbreak, or similar pandemics, we may in the future experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:

•	supply chain disruptions, making it difficult to order and receive materials needed for development of our drug product candidates;
•	delays or disruptions in the manufacture of our drug product candidates by contract manufacturing organizations and vendors along their supply chain;
•	government responses, including orders that make it difficult to remain open for business, and other seen and unforeseen actions taken by government agencies;
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

In January 2021, we were notified by our contract manufacturing organization, or CMO, that the manufacture of our cGMP material for the CUE-102 drug candidate would be delayed by approximately six weeks due to the invocation of the Defense Production Act, or DPA, which gives priority to the manufacture of vaccines and other drug products used to prevent or treat COVID-19.  The delay in the manufacturing of our CUE-102 cGMP batch impacted the expected filing date of the CUE-102 IND that was planned for the fourth quarter of 2021. The CUE-102 IND is now expected to be filed in the first half of 2022 based on the revised CUE-102 cGMP manufacturing date provided by our CMO. Despite our efforts to manage and remedy these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. Additionally, the anticipated economic consequences of the COVID-19 pandemic have adversely impacted financial markets, resulting in high share price volatility, reduced market liquidity, and substantial declines in the market prices of the securities of many publicly traded companies. Volatile or declining markets for equities could adversely affect our ability to raise capital when needed through the sale of shares of common stock or other equity or equity-linked securities. If these market conditions persist when we need to raise capital, and if we are able to sell shares of our common stock under then prevailing market conditions, we might have to accept lower prices for our shares and issue a larger number of shares than might have been the case under better market conditions, resulting in significant dilution of the interests of our stockholders.

These and other factors arising from the COVID-19 pandemic could worsen in the United States or locally at the location of our offices or clinical trials, each of which could further adversely impact our business generally, and could have a material adverse impact on our operations and financial condition and results.

Our current or planned clinical trials or those of our collaborators may reveal significant adverse events, toxicities or other side effects not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our drug product candidates.

In order to obtain marketing approval for any of our biologic drug product candidates, we must demonstrate the safety, purity, and efficacy of the product candidate for the relevant clinical indication or indications through preclinical studies and clinical trials as well as additional supporting data. If our drug product candidates are associated with undesirable side effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

We are conducting Phase 1 clinical trials for our lead product candidate, CUE-101, but otherwise we have not conducted any clinical trials. We have conducted various preclinical studies of our drug product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, and many drug product candidates fail in clinical trials despite promising preclinical results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. Human patients in clinical trials may suffer significant adverse events or other side effects not observed in our preclinical studies, including, but not limited to, immunogenic responses, organ toxicities such as liver, heart or kidney or other tolerability issues or possibly even death. The observed potency and kinetics of our planned drug product candidates in preclinical studies may not be observed in human clinical trials. If clinical trials of our planned drug product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our planned drug product candidates.

If significant adverse events or other side effects are observed in any of our future clinical trials, we may have difficulty recruiting patients to the clinical trial, patients may drop out of our trial, or we may be required to abandon the trial or our development efforts of that product candidate altogether. We, the FDA or other applicable regulatory authorities, or an Institutional Review Board may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.

Further, if any of our drug product candidates obtains marketing approval, toxicities associated with our drug product candidates may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional warnings being added to the labeling, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our drug product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or clinical testing. However, any such event, were it to occur, would cause substantial harm to our business and financial condition and would result in the diversion of our management’s attention.

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Our drug product candidates may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in preclinical studies or having successfully advanced through initial clinical trials or preliminary stages of clinical trials. There can be no assurance that the results seen in preclinical studies for any of our drug product candidates ultimately will result in success in clinical trials or that results seen in Phase 1 or 2 trials will be replicated in Phase 3 trials.

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

On November 14, 2017, we entered into the Merck Agreement under which Merck will partner with us in the development of specific Immuno-STATs targeting certain autoimmune diseases. Pursuant to the Merck Agreement, Merck will acquire rights to develop, commercialize and sell specific Immuno-STATs relating to certain autoimmune disease and, in exchange for such rights, has agreed to make payments to us that include a licensing fee, milestone payments and sales royalties. The Merck Agreement was amended in November 2020 to extend the research term through December 31, 2021.

Effective November 6, 2018, we entered into the LG Chem Agreement, for the development of our Immuno-STATs focused in the field of oncology. Pursuant to the LG Chem Agreement, we have granted certain exclusive license rights to LG Chem in Australia and in certain countries in Asia and LG Chem has agreed to provide certain services to us and to make payments to us that include a licensing fees, milestone payments and sales royalties.  These agreements do not commit Merck or LG Chem to a long-term relationship, and they may disengage with us at any time.

Additionally, we plan to seek strategic alliances or collaborations with other third parties that we believe will complement or augment our development and commercialization efforts with respect to our planned drug product candidates and any future drug product candidates that we may develop. In addition, we currently do not have sales, marketing, manufacturing or distribution capabilities or arrangements. In order to commercialize our potential products, we plan to seek development and marketing partners or sublicensees to obtain necessary marketing, manufacturing and distribution capabilities.

Any of these relationships may require us to incur non-recurring and other charges, give up certain rights relating to our intellectual property and research and development activities, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, issue debt which may require liens on our assets and which will increase our monthly expense obligations, or disrupt our management and business. Moreover, we may not be successful in our efforts to establish additional strategic partnerships or other alternative arrangements for our planned drug product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our planned drug product candidates as having the requisite potential to demonstrate safety, purity, and efficacy. If we are unable to establish additional strategic partnerships or other alternative arrangements to develop our drug product candidates, the costs for us to independently develop our drug product candidates may be higher than we currently anticipate, which could materially harm our business prospects, financial condition and results of operation.

Further, collaborations involving our planned drug product candidates are subject to numerous risks, which may include the following:

•	our collaborators may have significant discretion in determining the efforts and resources that they will apply to our collaboration as compared to their other then-existing collaborations;

•

our collaborators may not pursue development and commercialization of our drug product candidates or may elect not to continue or renew development or commercialization of our programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

•

our collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;

•

our collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our drug product candidates; a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of each of our potential products;

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

•

disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our drug product candidates, or that result in costly litigation or arbitration that diverts our managements’ attention and our other resources;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable drug product candidates; and

•

our collaborators may own or co-own intellectual property covering our potential products that results from our collaboration with them, and in such case, we would not have the exclusive right to commercialize such intellectual property without our collaborators’ involvement and consent.

As a result, we may not be able to realize the benefit of collaboration agreements, strategic partnerships or licenses of our technology or potential products, which could delay our product development timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve sufficient revenue or net income to justify such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our planned drug product candidates could delay the development and commercialization of our planned drug product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition, and results of operations.

Our collaboration agreements with Merck and LG Chem contain exclusivity provisions that restrict our research and development activities.

We have granted to Merck under the Merck Agreement an exclusive license under certain of our patent rights, including a sublicense of patent rights licensed from Einstein, to the extent applicable to the specific Immuno-STAT that are elected to be developed by Merck for two initial indications.  So long as Merck continues product development on a Proposed Drug Product Candidate for an initial indication, we are restricted from conducting any development activities within the initial indication covered by such Proposed Drug Product Candidate other than pursuant to the Merck Agreement.

Additionally, we have granted to LG Chem under the LG Chem Agreement an exclusive license to develop, manufacture and commercialize CUE-101, as well as the Drug Product Candidates, in the LG Chem Territory. Under the LG Chem Agreement, the Company will engineer the selected Immuno-STAT for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, while LG Chem will establish a CMC process for the development and commercialization of Drug Product Candidates. In addition, LG Chem has the option to select one additional Immuno-STAT for an oncology target up to April 30, 2021 for an exclusive worldwide development and commercialization license.

These restrictions on our development, manufacturing, and commercialization activities could impact our ability to successfully develop certain drug product candidates, which could harm our future business prospects for commercializing drugs for those drug product candidates.

We may not be successful in our efforts to identify additional drug product candidates. Due to our limited resources and access to capital, we must prioritize development of certain drug product candidates; these decisions may prove to be wrong and may adversely affect our business.

Although we intend to explore other therapeutic opportunities, in addition to the drug product candidates that we are currently developing, we may fail to identify successful drug product candidates for clinical development for a number of reasons. If we fail to identify additional potential drug product candidates, our business could be materially harmed.

Research programs to pursue the development of our planned drug product candidates for additional indications and to identify new drug product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications and/or drug product candidates, yet fail to yield results for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying potential indications and/or drug product candidates;
•	our key platform technology, Immuno-STAT Biologics™, may not adequately enable us to design, discover and validate drug product candidates;
•	potential drug product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective drugs; or
•

it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our drug product candidates or to develop suitable potential drug product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our drug portfolio.

Because we have limited financial and human resources, we intend to initially focus on research programs and drug product candidates for a limited set of indications. As a result, we may forego or delay pursuit of opportunities with other drug product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

Accordingly, there can be no assurance that we will ever be able to identify additional therapeutic opportunities for our drug product candidates or to develop suitable potential drug product candidates through internal research programs, which could materially adversely affect our future growth and prospects. We may focus our efforts and resources on potential drug product candidates or other potential programs that ultimately prove to be unsuccessful.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results than our drug product candidates. Our competitors may include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources than we have, such as a larger research and development staff and experienced marketing and manufacturing organizations, established relationships with CROs and other collaborators, as well as established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our drug product candidates or may develop proprietary technologies or secure patent protection and, in turn, exclude us from technologies that we may need for the development of our technologies and potential products.

Immunotherapy technologies are advancing at a rapid pace and we anticipate competing with companies developing bi-specific antibodies (e.g., Amgen, Immunocore and Roche), cell therapies (e.g., Bristol-Myers Squibb, Gilead and Novartis), antibody-drug conjugates (e.g., Gilead, Roche, Seattle Genetics), immune checkpoint inhibitors (e.g., Bristol-Myers Squibb, Merck and Pfizer), and targeted cytokines (e.g., Bristol Myers Squibb/Nektar, Neoleukin, Roche and Sanofi) many of which have significantly greater financial and other resources than we currently have.

Even if we obtain regulatory approval of any of our drug product candidates, we may not be the first to market, and that may negatively affect the price or demand for our drug product candidates. Additionally, we may not be able to implement our business plan if the acceptance of our drug product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our drug product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our drug product candidates for use in limited circumstances. Furthermore, a competitor could obtain orphan product exclusivity from the FDA with respect to such competitor’s product. If such competitor product is determined to be the same product as one of our drug product candidates, we may be prevented from obtaining approval from the FDA for such product candidate for the same indication for seven years, except in limited circumstances, and we may be subject to similar restrictions under non-U.S. regulations.

If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to identify and develop new or next generation drug product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

We are highly dependent upon the principal members of our management team, including Daniel Passeri, M.Sc., our Chief Executive Officer, Anish Suri, our President and Chief Scientific Officer, Kenneth Pienta, our Acting Chief Medical Officer, and other members of our scientific and clinical advisory team, including Steven Almo, Ph.D., the Chairman of our Scientific and Clinical Advisory Board. Our team has significant experience and knowledge of oncology drug discovery and development, T cell modulation, protein biochemistry and immunological assays, and the loss of any current or future team member could impair our ability to design, identify, and develop new intellectual property and drug product candidates and new scientific or product ideas. Additionally, if we lose the services of any of these persons, we would likely be forced to expend significant time and money in the pursuit of replacements, which may result in a delay in the development of our drug product candidates and the implementation of our business plan and plan of operations and diversion of our management’s attention. We can give no assurance that we could find satisfactory replacements for our current and future key scientific and management employees on terms that would not be unduly expensive or burdensome to us.

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

Despite the implementation of security measures, our internal computer systems and those of our future CROs, manufacturers and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, cyberattacks or cyber-intrusions, loss of funds or information from phishing or other fraudulent schemes, attachments to emails, persons inside our organization, or persons with access to systems inside our organization or those with whom we do business. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Increased security threats and more sophisticated cybercrimes and cyberattacks pose a potential risk to the security and availability of our internal computer systems, networks and services, including those used by third-party CROs, manufacturers or other contractors or consultants, as well as the confidentiality, availability and integrity of our data and the data of potential trial participants or patients, employees and others. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information (such as individually identifiable health information), we could incur significant liabilities and the further development and commercialization of our drug product candidates could be delayed. In addition, the foreign, federal and state regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug product candidates and our business could be substantially harmed.

We rely upon and plan to continue to rely upon third-party CROs for execution of our clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs, including Catalent Pharma Solutions, LLC, or Catalent, are required to comply with FDA laws and regulations regarding current good clinical practice, or GCP, for all of our products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. While we work closely with our CROs on the manufacturing process for our drug product candidates, including quality audits, we generally do not control the implementation of the manufacturing process of, and are completely dependent on, our CROs for compliance with GMP regulatory requirements and for manufacture of both active drug substances and finished drug products. In addition, portions of the clinical trials for our drug product candidates may be conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCP. Failure to comply with applicable regulations in the conduct of the clinical trials for our drug product candidates may require us to repeat clinical trials, which would delay the regulatory approval process.

Some of our CROs have an ability to terminate their respective agreements with us if, among other reasons, it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated. If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our preclinical and clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our drug product candidates. Consequently, our results of operations and the commercial prospects for our drug product candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed significantly.

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

We rely completely on third parties to manufacture our preclinical and clinical drug supplies for our drug product candidates.

We rely completely on third parties to manufacture clinical drug supplies for our drug product candidates. If we were to experience an unexpected loss of supply of our drug product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience disruptions in supply or delays, suspensions or terminations of clinical trials or regulatory submissions. We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies and we lack the resources and the capability to manufacture any of our drug product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers or other third-party manufacturers to manufacture our drug product candidates, including Catalent, must obtain and maintain approval by the FDA. While we work closely with our third-party manufacturers on the manufacturing process for our drug product candidates, including quality audits, we generally do not control the implementation of the manufacturing process of, and are completely dependent on, our contract manufacturers or other third-party manufacturers for compliance with cGMP regulatory requirements and for manufacture of both active drug substances and finished drug products. If our contract manufacturers or other third-party manufacturers cannot successfully manufacture material that conforms to applicable specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities and we may not have sufficient access to supplies, which could significantly and adversely affect our operations.

In addition, we have no control over the ability of our contract manufacturers or other third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve, or withdraws approval for, these facilities for the manufacture of our products and drug product candidates, we may need to find alternative manufacturing facilities, which would significantly impact our ability to commercialize, develop, or obtain or maintain regulatory approval for our products and drug product candidates.

We also rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our drug product candidates for our clinical trials. There are a limited number of suppliers for raw materials that we use to manufacture our products and drug product candidates and we may need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our drug product candidates for our clinical trials. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a contract manufacturer or other third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our drug product candidates.

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

We expect to continue to depend on contract manufacturers or other third-party manufacturers for the foreseeable future. We may, however, be unable to enter into agreements or do so on commercially reasonable terms for potential future drug product candidates, which could have a material adverse impact upon our business.

We rely on certain sole sources of supply for our drug product candidates and any disruption in the chain of supply may cause delays in developing, obtaining approval for, and commercializing our drug product candidates.

Currently, we use Catalent as a sole source of supply for manufacturing clinical supply of our lead product candidate, CUE-101.  If we experience multiple successive batch failures, or if supply from Catalent is otherwise interrupted, there could be a significant disruption in our product candidate supply. Any alternative vendor would need to be qualified through an IND supplement, which could result in delay of our clinical trials of CUE-101. rely on sole sources of supply for the preclinical and clinical supply of materials.

The manufacturing processes for CUE-101 and our other drug product candidates are complex, and it may difficult or impossible to finalize appropriate processes for the scaled manufacture of the drug product candidates.  These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of any of our drug product candidates; cause us to incur higher costs; or prevent us from commercializing them successfully. Furthermore, if our suppliers fail to deliver the required clinical or commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed.

Risks Related to Intellectual Property and Other Legal Matters

If we or our licensor is unable to protect our or its intellectual property, then our financial condition, results of operations and the value of our technology and potential products could be adversely affected.

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

Filing, prosecuting, maintaining and defending patents on drug product candidates in all countries throughout the world could be prohibitively expensive for us, and our intellectual property rights in some non-U.S. countries can have a different scope and strength than do those in the United States. In addition, the laws of certain non-U.S. countries do not protect intellectual property rights to the same extent as U.S. federal and state laws do. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing drugs made using our inventions in and into the United States or non-U.S. jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own drugs and further, may export otherwise infringing drugs to non-U.S. jurisdictions where we have patent protection, but where enforcement rights are not as strong as those in the United States. These drugs may compete with our drug product candidates and our patent rights or other intellectual property rights may not be effective or adequate to prevent them from competing.

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

The strength of our anticipated patents will involve complex legal and scientific matters and can be uncertain. As described above under “Business - Our Intellectual Property,” we own or license a number of pending patent applications. Our anticipated patents may be challenged or fail to result in issued patents and anticipated patents may be too specific and narrowly construed to prevent third parties from developing or designing around the protections provided by our intellectual property and in that event we may lose competitive advantage and our business may suffer. Further, the patent and patent applications that we license or have filed may fail to result in issued patents or the claims may need to be amended. Even after amendment, a patent may not issue. In that event, we may not obtain the exclusive use of the intellectual property that we seek, and we may lose competitive advantage, which could result in harm to our business.

Litigation or third-party claims of intellectual property infringement or challenges to the validity of our anticipated patents would require us to use resources to protect our technology and may prevent or delay our development, regulatory approval or commercialization of our drug product candidates.

If we are the target of claims by third parties asserting that our potential products or intellectual property infringe upon the rights of others, we may be forced to incur substantial expenses or divert substantial employee resources from our business.

If successful, those claims could result in our having to pay substantial damages or could prevent us from developing one or more drug product candidates. Further, if a patent infringement suit is brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

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

Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement, the therapeutic industry is characterized by many suits regarding patents and other intellectual property rights. Other parties may in the future allege that our activities infringe upon their patents or that we are employing their proprietary technology without authorization. We may not have identified all the patents, patent applications or published literature that affect our business either by blocking our ability to commercialize our potential products, by preventing the patentability of one or more aspects of our potential products or those of our licensor or by covering the same or similar technologies that may affect our ability to market our potential products. In addition, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our drug product candidates, and we have done so from time to time. We may fail to obtain future licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be unable to further develop and commercialize one or more of our drug product candidates, which could harm our business significantly.

Some intellectual property that we have in-licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

The majority of the intellectual property rights we have licensed are generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future drug product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

Patent terms may be inadequate to protect our competitive position on our drug product candidates for an adequate amount of time.

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the normal statutory term of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Further, normal statutory patent terms may be limited in the U.S. in the event there is a determination that the claims in different patents are directed to obvious variants of the same invention, which can negatively impact the normal statutory patent term. Even if patents covering our drug product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing and regulatory review of new drug product candidates, patents protecting such drug product candidates might expire before or shortly after such drug product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing drug product candidates similar or identical to ours.

Depending upon the timing, duration and conditions of any FDA marketing approval of our drug product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval, and the scope of protection is not the full scope of the claims but is instead limited to the approved drug, a method for using it or a method for manufacturing it may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, and our competitive position, business, financial condition, results of operations, and prospects could be materially harmed.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our drug product candidates.

We will face an inherent risk of product liability as a result of the clinical testing of our drug product candidates and will face an even greater risk if we commercialize any drugs. For example, we may be sued if our drug product candidates cause or are perceived to cause injury or death or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the drug, negligence, strict liability or a breach of warranties. Claims could also be asserted under state or foreign consumer protection laws. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our drug product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining approvals for the commercialization of any of our drug product candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, our drug product candidates, and our ability to generate revenue will be materially impaired.

Any of our drug product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any drug product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, and potency. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any of our drug product candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the drug product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved medicine not commercially viable.

Finally, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.  The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities.

If we experience delays in obtaining approval or if we fail to obtain approval of any of our drug product candidates, the commercial prospects for those drug product candidates may be harmed, and our ability to generate revenues will be materially impaired.

Failure to obtain marketing approval in foreign jurisdictions would prevent any of our drug product candidates from being marketed in such jurisdictions, which, in turn, would materially impair our ability to generate revenue.

In order to market and sell any of our drug product candidates in the European Union and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement.  The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of drug product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any drug product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any drug product candidates, which could significantly and materially harm our business.

We may seek orphan drug designation for one or more of our drug product candidates, but even if such designation is granted, we may be unable to maintain any benefits associated with orphan drug designation, including market exclusivity that prevents the FDA or the EMA from approving other competing products.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

In order for the FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

We may seek fast-track designation or breakthrough therapy and priority review programs for our drug product candidates. Even if our drug product candidates receive one or more of these designations, the product candidate may not be subject to a faster review process nor does any such designation assure approval of our drug product candidates.

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

The FDA has also established breakthrough therapy designation, which is for a product that is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner. We may seek breakthrough therapy designation for one or more of our drug product candidates, but there can be no assurance that we will receive such designation.

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

The FDA has broad discretion with respect to whether or not to grant these designations to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, any such designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to licensure compared to conventional FDA procedures. As a result, while we may seek and receive these designations for our drug product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw these designations if it believes that the designation is no longer supported by data from our clinical development program.  A delay in the review process or in the approval of our potential products will delay revenue from their potential sales and will increase the capital necessary to fund these product development programs.

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

Even if we, or any collaborators we may have, obtain marketing approvals for any of our drug product candidates, the terms of approvals and ongoing regulation of our products could require the substantial expenditure of resources and may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such medicine, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine.

Accordingly, assuming we, or any collaborators we may have, receive marketing approval for one or more of our drug product candidates, we, and such collaborators, and our and their contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. If we and such collaborators are not able to comply with post-approval regulatory requirements, we and such collaborators could have the marketing approvals for our products withdrawn by regulatory authorities and our, or such collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our business, operating results, financial condition, and prospects.

Any product candidate for which we obtain marketing approval could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our medicines, when and if any of them are approved.

The FDA and other regulatory agencies closely regulate the post-approval marketing and promotion of medicines to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other regulatory agencies impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our medicines for their approved indications, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the Federal Food, Product, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

In addition, later discovery of previously unknown problems with our medicines, manufacturers, or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such medicines, manufacturers, or manufacturing processes;
•	restrictions on the labeling or marketing of a medicine;
•	restrictions on the distribution or use of a medicine;
•	requirements to conduct post-marketing clinical trials;
•	receipt of warning or untitled letters;
•	withdrawal of the medicines from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of medicines;
•	fines, restitution, or disgorgement of profits or revenue;
•	suspension or withdrawal of marketing approvals;
•	suspension of any ongoing clinical trials;
•	refusal to permit the import or export of our medicines;
•	product seizure; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any approval that we may have obtained and we may not achieve or sustain profitability.  Further, any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize any drug product candidates we develop and adversely affect our business, financial condition, results of operations, and prospects.

Our relationships with healthcare providers, physicians, and third-party payors will be subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.

Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any of our drug product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;

•

the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid, or other government payors that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;

•

the federal Health Insurance Portability and Accountability Act of 1996, as further amended by the Health Information Technology for Economic and Clinical Health Act, which imposes certain requirements, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses, and health care providers;

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;

•

the federal transparency requirements under the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations, and prospects.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs. Liabilities they incur pursuant to these laws could result in significant costs or an interruption in operations, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

There is increased uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement. Adverse pricing limitations may hinder our ability to recoup our investment in one or more future drug product candidates, even if our future drug product candidates obtain regulatory approval. Adverse pricing limitations prior to approval will also adversely affect us by reducing our commercial potential. Our ability to commercialize any potential products successfully also will depend in part on the extent to which reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers, pharmacy benefit managers, and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug product candidates and affect the prices we may obtain for any products that are approved in the United States or foreign jurisdictions.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and have been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our drug product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the “TCJA, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA.  Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020.  On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA.  A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including  directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care and consider actions that will protect and strengthen that access.  Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions is subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States.  To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products.  To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction.  It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration.  Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care organizations  and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.  We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug product candidates or additional pricing pressures.

In countries outside of the United States, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

Compliance with the HIPAA security, privacy and breach notification regulations may increase our costs.

The HIPAA privacy, security and breach notification regulations, including the expanded requirements under HITECH, establish comprehensive federal standards with respect to the uses and disclosures of protected health information, or PHI, by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and security of PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:

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

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or €20 million, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

Our employees, principal investigators, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants, and partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the European Commission, and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, and prospects, including the imposition of significant fines or other sanctions.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain drug product candidates outside of the United States and require us to develop and implement costly compliance programs.

We are subject to numerous laws and regulations in each jurisdiction outside the United States in which we operate. The creation, implementation and maintenance of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expansion outside of the United States has required, and will continue to require, us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain drugs and drug candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

We do not expect to generate any commercial revenues until we successfully complete development of our first potential products and we are able to successfully commercialize them through sales and licensing. We have not yet demonstrated our ability to generate commercial revenue, and we may never be able to produce commercial revenues or operate on a profitable basis. As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future. Our planned drug product candidates may never be approved or become commercially viable. Even if we and our collaborators are able to commercialize our technology, which may include licensing, we may never recover our research and development expenses.

We expect to require additional financing to support our growth and ongoing operations. Additional capital may be difficult to obtain, restrict our operations, require us to relinquish rights to our technologies or drug product candidates, encumber our assets and result in ongoing debt service cost, or result in additional dilution to our stockholders.

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

•	the number and characteristics of drug product candidates that we may in-license and develop;
•	our ability to successfully commercialize our drug product candidates;
•

the amount of sales and other revenues from drug product candidates that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our potential products, including the cost and timing of expanding our marketing and sales capabilities;
•	the terms and timing of any potential future collaborations, licensing or other arrangements that we may establish;
•	cash requirements of any future acquisitions and/or the development of other drug product candidates;
•	the costs of operating as a public company;
•	the cost and timing of completion of commercial-scale, outsourced manufacturing activities;
•	the time and cost necessary to respond to technological and market developments;
•	any disputes which may occur between us and Einstein, employees, collaborators or other prospective business partners; and
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

If we raise additional funds by selling shares of our common stock or other equity-linked securities, the ownership interest of our current stockholders will be diluted. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or drug product candidates or to grant licenses on terms that may not be acceptable to us. If we raise additional funds through debt financing, we may have to grant a security interest on our assets to the future lenders, our debt service costs may be substantial, and the lenders may have a preferential position in connection with any future bankruptcy or liquidation involving the company.

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

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the JOBS Act. We will remain an EGC until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the last day of the first fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•	reduced disclosure obligations regarding executive compensation;
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved; and

•

an exemption from compliance with the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements.

In addition, the JOBS Act provides that an EGC may take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not EGCs.

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common shares held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations, such as an exemption from providing selected financial data and an ability to provide simplified executive compensation information and only two years of audited financial statements.

We have elected to take advantage of certain of the reduced reporting obligations. Investors may find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our stock price can be volatile and investors may have difficulty selling their shares.

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “CUE.” The price of our common stock may fluctuate significantly in response to market and other factors, some of which are beyond our control, including those listed in this “Item 1A. Risk Factors” section and other, unknown factors. Our stock price may also be affected by:

•	setbacks with respect to our research and development programs;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials;

•	any adverse changes to our relationship with collaborators;

•	results of internal and external studies and clinical trials;

•	result of our business development efforts;

•	variations in the level of expenses related to our existing drug product candidates or preclinical and clinical development programs;

•	any intellectual property infringement actions in which we may become involved;

•	variations in our results of operations;

•	press reports, whether or not true, about our business;

•	additions to or departures of our management;

•	release or expiry of lock-up or other transfer restrictions on our outstanding ordinary shares or our common stock;

•	sales or perceived potential sales of additional ordinary shares or our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future; and

•	general economic and market conditions and overall fluctuations in the U.S. equity markets.

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

Our ability to use net operating loss carryforwards and research tax credits to reduce future tax payments may be limited or restricted.

We have generated significant net operating loss carryforwards, or NOLs, and research and development tax credits, or R&D credits, as a result of our incurrence of losses and our conduct of research activities since inception. We generally are able to carry NOLs and R&D credits forward to reduce our tax liability in future years. However, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, respectively. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carry forwards.

We may have experienced an “ownership change” within the meaning of Section 382 in the past and there can be no assurance that we will not experience additional ownership changes in the future. As a result, our NOLs and business credits (including the R&D credit) may be subject to limitations and we may be required to pay taxes earlier and in larger amounts than would be the case if our NOLs or R&D credits were freely usable.

We incur significant costs as a result of being a public company that reports to the Securities and Exchange Commission and our management will be required to devote substantial time to meet compliance obligations.

As a public company reporting to the Securities and Exchange Commission, or the SEC, we incur significant legal, accounting and other expenses. We are subject to reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Wall Street Reform and Protection Act that increase public companies’ legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on personnel, systems and resources. Our management and other personnel are expected to devote a substantial amount of time to these compliance initiatives. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

Provisions of our amended and restated certificate of incorporation, or the Certificate of Incorporation, and our amended and restated bylaws, or the Bylaws, and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our Certificate of Incorporation and Bylaws:

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

Our Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (3) any action asserting a claim against us, any director or our officers and employees arising pursuant to any provision of the Delaware General Corporation Law, our Certificate of Incorporation or our Bylaws, or as to which the Delaware General Corporation Law confers exclusive jurisdiction on the Court of Chancery; or (4) any action asserting a claim against us, any director or our officers or employees that is governed by the internal affairs doctrine. The choice of forum provisions will not apply to claims arising under the Securities Act, the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock shall be deemed to have notice of and to have consented to the provisions of our Certificate of Incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision that will be contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decrease.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. Until such time as we are no longer an “emerging growth company,” our auditors will not be required to attest as to our internal control over financial reporting.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal office is located in Cambridge, Massachusetts. We currently lease approximately 19,800 square feet of office and laboratory space.  We use this space as our principal executive offices and for general office, research and development, and laboratory uses. The monthly rent payments due under this lease agreement will be approximately $375,000 for the remainder of the lease term, which expires in June 2022.  We also lease additional laboratory space consisting of three procedure and holding rooms. The monthly payments due under this lease agreement will be approximately $61,000 for the remainder of the lease term which expires in June 2022.

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

As of March 1, 2021, there were approximately 39 registered holders of our common stock.

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

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical-stage biopharmaceutical company engineering a novel class of injectable biologics to selectively engage and modulate targeted T cells directly within the patient’s body. We believe our proprietary Immuno-STAT™ (Selective Targeting and Alteration of T Cells) platform will allow us to harness the fullest potential of an individual’s intrinsic immune repertoire for restoring health while avoiding the deleterious side-effects of broad immune activation (for immuno-oncology or infectious immunity) or broad immune suppression (for autoimmunity and inflammation). In addition to the selective modulation of T cell activity, we believe Immuno-STATs offer several key points of potential differentiation over competing approaches, including modularity and versatility providing broad disease coverage, manufacturability, and convenient administration.

Through rational protein engineering, we leverage the modular and versatile nature of the Immuno-STAT platform to design drug product candidates for selective immune modulation in cancer, chronic infectious disease, and autoimmune disease. To address the needs of these clinical indications, we have developed four biologic series within the Immuno-STAT platform: CUE-100, CUE-200, CUE-300, and CUE-400, each specifically designed through rational engineering to possess distinct signaling modules for desired biological mechanisms that may be applied across many diseases.  The CUE-100 series exploits rationally engineered IL-2 in context of the core Immuno-STAT framework for selective activation of targeted tumor-specific T cells, while the CUE-200 series is focused on cell surface receptors including CD80 and/or 4-1BBL to address T cell exhaustion associated with chronic infections. The CUE-300 series, being developed for autoimmune diseases, incorporates the inhibitory PDL1 co-modulator for selective inhibition of the autoreactive T cell repertoire. This approach is pertinent for autoimmune diseases with known, well characterized, limited or few autoantigens, such as type 1 diabetes. The CUE-400 series, for autoimmune diseases with diverse or unknown autoantigens, represents a novel class of bispecific molecules that can selectively and effectively expand induced regulatory T cells, or iTregs. We categorize these molecules as “pathway-specific modulators,” or PSM. The first candidate, CUE-401, incorporates the two key biological signals that are necessary for generation of iTregs, namely IL-2 and TGF-beta. Based on structure-based rational protein engineering, both IL-2 and TGF-beta have been affinity tuned to maintain on-target engagement while minimizing systemic toxicities.

Our drug product candidates are in various stages of clinical and preclinical development, and while we believe that these candidates hold potential value, our activities are subject to significant risks and uncertainties. We have not yet commenced any commercial revenue-generating operations, have limited cash flows from operations, and will need to access additional capital to fund our growth and ongoing business operations.

Coronavirus (COVID-19) Pandemic

The COVID-19 outbreak, which the World Health Organization has classified as a pandemic, has prompted governments and regulatory bodies throughout the world to issue “stay-at-home” or similar orders, and enact restrictions on the performance of “non-essential” services, public gatherings and travel.

Beginning in March 2020, we undertook precautionary measures intended to help minimize the risk of virus transmission to our employees, including the establishment of remote working standards, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. We also established policies and procedures for all personnel who enter our company premises.   The policies and procedures we implemented are consistent with the rules and guidelines recommended by the Centers for Disease Control and Prevention, Commonwealth of Massachusetts and the City of Cambridge.  To date, we do not believe these actions have had a significant negative impact on our productivity or our operations. However, these actions or additional measures we may undertake may ultimately delay progress of our developmental goals or otherwise negatively affect our business. In addition, third-party actions taken to contain the spread of the novel coronavirus, SARS-CoV-2, and mitigate public health effects may negatively affect our business.

In January 2021, we were notified by our contract manufacturing organization, or CMO, that the manufacture of our cGMP material for the CUE-102 drug candidate would be delayed by approximately six weeks due to the invocation of the Defense Production Act, or DPA, which gives priority to the manufacture of vaccines and other drug products used to prevent or treat COVID-19.  The delay in the manufacturing of our CUE-102 cGMP batch impacted the expected filing date of the CUE-102 IND that was planned for the fourth quarter of 2021. The CUE-102 IND is now expected to be filed in the first quarter of 2022 based on the revised CUE-102 cGMP manufacturing date provided by our CMO.

Plan of Operation

Our technology is in the development phase. We believe that our licensed platforms have the potential for creating a diverse pipeline of drug product candidates addressing multiple medical indications. We intend to maximize the value and probability of commercialization of our Immuno-STAT drug product candidates by focusing on research, testing, optimization, conducting pilot studies, performing early stage clinical development and potentially partnering for more extensive, later stages of clinical development, as well as seeking extensive patent protection and intellectual property development.

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

While the Company’s significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Form 10-K, we believe that the estimates, assumptions and judgments involved in the following accounting policies may have the greatest potential impact on the financial statements, so we consider these to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates as of December 31, 2020.

Revenue Recognition

We follow the provisions of Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers.  We generate revenue solely through collaboration arrangements with strategic partners for the development and commercialization of drug product candidates.  The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that we determine are within the scope of ASC 606, we perform the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.

We recognize collaboration revenue under certain of our license or collaboration agreements that are within the scope of ASC 606. Our contracts with customers typically include promises related to licenses to intellectual property and research and development services.  If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. Accordingly, the transaction price is generally comprised of a fixed fee due at contract inception and variable consideration in the form of milestone payments due upon the achievement of specified events and tiered royalties earned when customers recognize net sales of licensed products. We measure the transaction price based on the amount of consideration to which we expect to be entitled in exchange for transferring the promised goods and/or services to the customer. We utilize the “most likely amount” method to estimate the amount of variable consideration, to predict the amount of consideration to which we will be entitled for our two open contracts. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of each arrangement that includes development and regulatory milestone payments, we evaluate whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. Currently, we have one contract with an option to acquire additional goods and/or services in the form of additional research and development services for additional drug product candidates.

Research and Development Costs

Research and development expenses consist primarily of compensation costs, fees paid to consultants, outside service providers and organizations (including research institutes at universities), facility costs, and development and clinical trial costs with respect to our drug product candidates.

Research and development expenses incurred under contracts are expensed ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different pattern of expense recognition is more appropriate. Other research and development expenses are charged to operations as incurred. Payments made pursuant to research and development contracts are initially recorded as research and development contract advances in our balance sheet and then charged to research and development expenses in our consolidated statements of operations and comprehensive loss as those contract services are performed. Expenses incurred under research and development contracts in excess of amounts advanced are recorded as research and development contract liabilities in our balance sheet, with a corresponding charge to research and development expenses in our consolidated statements of operations and comprehensive loss.

Nonrefundable advance payments for future research and development activities pursuant to an executory contractual arrangement are recorded as advances as described above. Nonrefundable advance payments are recognized as an expense as the related services are performed. We evaluate whether we expect the services to be rendered at each quarter end and year end reporting date. If we do not expect the services to be rendered, the advance payment is charged to expense. To the extent that a nonrefundable advance payment is for contracted services to be performed within 12 months from the reporting date, such advance is included in current assets; otherwise, such advance is included in non-current assets.

We evaluate the status of our research and development agreements and contracts, and the carrying amount of the related assets and liabilities, at each quarter end and year end reporting date, and adjusts the carrying amounts and their classification on the balance sheet as appropriate.

Stock-Based Compensation

We periodically issue stock-based awards to officers, directors, employees, Scientific and Clinical Advisory Board members, non-employees and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to officers, directors, members of our Scientific and Clinical Advisory Board, non-employees and outside consultants and employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. Stock option grants, which are generally time-vested, are measured at the grant date fair value and charged to operations on a straight-line basis over the service period, which generally approximates the vesting term. We also grant performance-based awards periodically to our officers. We recognize compensation costs related to performance awards over the requisite service period if and when we conclude that it is probable that the performance condition will be achieved.

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

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Until we have established a trading history for our common stock that approximates the expected term of the options, estimated volatility is based on the average historical volatilities of comparable public companies in a similar industry. The expected dividend yield is based on the current yield at the grant date; we have never declared or paid dividends and have no plans to do so for the foreseeable future. As permitted by Staff Accounting Bulletin No. 107, due to our lack of history and option activity, we utilize the simplified method to estimate the expected term of options at the date of grant. The fair value of common stock is determined by reference to either recent or anticipated cash transactions involving the sale of our common stock.

We recognize the fair value of stock-based compensation in general and administrative expenses and in research and development expenses in our consolidated statements of operations and comprehensive loss, depending on the type of services provided by the recipient of the equity award. We issue new shares of common stock to satisfy stock option exercises.

Income Taxes

We account for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, we recognize deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

We are subject to U.S. federal and Massachusetts state income taxes. As our net operating losses have yet to be utilized, all previous tax years remain open to examination by federal and state taxing authorities in which we currently operate.

We recognize interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

Significant Contracts and Agreements Related to Research and Development Activities

Einstein License Agreement

On January 14, 2015, we entered into a license agreement, as amended and restated on July 31, 2017 and as amended on October 30, 2018, or the Einstein License, with Albert Einstein College of Medicine, or Einstein, for certain patent rights relating to our core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides.

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
•

Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. At December 31, 2020, one of these milestones had been achieved, as we had filed an investigational new drug application, or IND, in 2019.

•	Incur minimum product development costs per year until the first commercial sale of the first Licensed Product.

We were in compliance with our obligations under the Einstein License at December 31, 2020 and 2019.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if we fail to meet our obligations thereunder.

We account for the costs incurred in connection with the Einstein License in accordance with ASC 730, Research and Development. For the years ended December 31, 2020 and 2019, costs incurred with respect to the Einstein License aggregated $75,000 and $565,659, respectively. Such costs are included in research and development costs in the consolidated statements of operations and comprehensive loss.

Pursuant to the Einstein License, we issued to Einstein 671,572 shares of our common stock in connection with the consummation of the initial public offering of our common stock on December 27, 2017.

See “Our License Agreement with Einstein” under Part I, Item 1 of the Annual Report on Form 10-K for additional discussion of the Einstein License.

Collaboration Agreement with Merck

On November 14, 2017, we entered into an Exclusive Patent License and Research Collaboration Agreement, or the Merck Agreement, with Merck Sharp & Dohme Corp., or Merck, for a partnership to research and develop certain of our proprietary biologics that target certain autoimmune disease indications, or the Initial Indications. We view the Merck Agreement as a component of our development strategy since it will allow us to advance our autoimmune programs in partnership with a world class pharmaceutical company, while also continuing our focus on our more advanced cancer programs. The research program outlined in the Merck Agreement entails (1) our research, discovery and development of certain Immuno-STAT drug candidates up to the point of  demonstration of certain biologically relevant effects, or Proof of Mechanism, and (2) the further development by Merck of the Immuno-STAT drug candidates that have demonstrated Proof of Mechanism, or the Proposed Drug Product Candidates, up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Drug Product Candidates’ profiles as described in the Merck Agreement.

For the purposes of this collaboration, we granted to Merck under the Merck Agreement an exclusive license under certain of our patent rights, including a sublicense of patent rights licensed from Einstein, to the extent applicable to the specific Immuno-STAT that are elected to be developed by Merck. So long as Merck continues product development on a Proposed Drug Product Candidate, we are restricted from conducting any development activities within the Initial Indication covered by such Proposed Drug Product Candidate other than pursuant to the Merck Agreement.

In exchange for the licenses and other rights granted to Merck under the Merck Agreement, Merck paid to us a $2.5 million nonrefundable up-front payment. Additionally, we may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, we are eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Merck Agreement requires us to use the first $2.5 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales.  We recorded approximately $177,000 in revenue for the year ended December 31, 2020 related to the Merck Agreement, compared to $874,000 for the year ended December 31, 2019.

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

On November 18, 2020, we entered into a First Amendment to the Merck Agreement, or the Amendment, with Merck. Pursuant to rights granted to Merck under the Merck Agreement, the Amendment extends the term of the research program under the Merck Agreement for an additional year, until December 31, 2021. Under the terms of the Amendment, Merck will reimburse us for specified expenses and provide additional financial research support to further study and develop preclinical biologics with the objective of identifying clinical candidates subject, in each case, to specified maximum amounts, with any amounts in excess of such maximum amounts to be borne by us. On November 18, 2020, we earned a milestone payment related to this Amendment in the amount of $300,000. The $300,000 milestone payment was recorded as a contract liability upon receipt.  We will recognize revenue related to this milestone payment pursuant to our revenue recognition policy in relation to the performance of our obligations related to the development of Immuno-STAT drug candidates under the arrangement.

See “Our Collaboration Agreement with Merck” under Part I, Item 1 of the Annual Report on Form 10-K for additional discussion of the Merck Agreement.

Collaboration Agreement with LG Chem

Effective November 6, 2018, we entered into a collaboration agreement with LG Chem, Ltd., or LG Chem, which we refer to as the LG Chem Agreement, related to the development of Immuno-STATs focused in the field of oncology.

Pursuant to the LG Chem Agreement, we granted LG Chem an exclusive license to develop, manufacture and commercialize our lead product, CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens, or Drug Product Candidates, in Australia, Japan, Republic of Korea, Singapore, Malaysia, Vietnam, Thailand, Philippines, Indonesia, China (including Macau and Hong Kong) and Taiwan, which we refer to collectively as the LG Chem Territory. On December 20, 2018, we reported the selection of Wilms Tumor 1, or WT1, as the first target antigen for a Product Candidate under the LG Chem Agreement.  We retain rights to develop and commercialize all assets included in the LG Chem Agreement in the United States and in global markets outside of the LG Chem Territory. Under the LG Chem Agreement, we will engineer the selected Immuno-STATs for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, thereby enhancing our market reach by providing for greater patient coverage of populations in global markets, while LG Chem will establish a chemistry, manufacturing and controls, or CMC, process for the development and commercialization of selected Drug Product Candidates. The LG Chem Agreement provided LG Chem with the option to select one additional Immuno-STAT for an oncology target, or an Additional Immuno-STAT, for an exclusive worldwide development and commercialization license. On December 18, 2019, we and LG Chem entered into a global license and commercialization agreement, which was amended on November 5, 2020. We refer to such agreement, as amended, as the Global License and Collaboration Agreement. The Global License and Collaboration Agreement supersedes the provisions of the LG Chem Agreement related to LG Chem’s option for an Additional Immuno-STAT but generally does not become effective unless and until LG Chem exercises its option, other than certain select provisions including the length of the option period and representations, warranties and covenants of the parties. If LG Chem exercises this option, which expires on April 30, 2021, then the other provisions of the Global License and Collaboration Agreement, including the license to the Additional Immuno-STAT from us to LG Chem and the terms and conditions for such license, will become effective. We will retain an option to co-develop and co-commercialize the additional program worldwide.

Under the terms of the LG Chem Agreement, LG Chem paid us a $5.0 million non-refundable, non-creditable upfront payment and purchased approximately $5.0 million of shares of our common stock at a price per share equal to a 20% premium to the volume weighted-average closing price per share over the 30 trading day period immediately prior to the effective date of the LG Chem Agreement. We are also eligible to receive additional aggregate payments of approximately $400 million if certain research, development, regulatory and commercial milestones are successfully achieved. On May 16, 2019, we earned a $2.5 million milestone payment for the U.S. Food and Drug Administration, or FDA’s, acceptance of the IND for our lead drug candidate, CUE-101, pursuant to the LG Chem Agreement. In addition, the LG Chem Agreement also provides that LG Chem will pay us tiered single-digit royalties on net sales of commercialized Drug Product Candidates, or Collaboration Products, in the LG Chem Territory on a product-by-product and country-by-country basis, until the later of expiration of patent rights in a country, the expiration of regulatory exclusivity in such country, or ten years after the first commercial sale of a Collaboration Product in such country, subject to certain royalty step-down provisions set forth in the LG Chem Agreement.  On December 7, 2020, we earned a $1.25 million milestone payment on the selection of a pre-clinical candidate pursuant to the LG Chem Agreement.  The $1.25 million milestone payment was recorded as a contract liability upon receipt. We will recognize revenue related to this milestone payment pursuant to our revenue recognition policy in relation to the performance of our obligations related to the development of the selected pre-clinical candidate under the arrangement.

Pursuant to the LG Chem Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Drug Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products.  In return for performing CMC process development, LG Chem is eligible to receive low-single digit royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. Furthermore, should LG Chem exercise its option for an Additional Immuno-STAT, LG Chem will pay us a one-time, non-refundable, non-creditable upfront payment and we will be eligible to receive up to approximately $470 to $675 million in fees and milestone payments as well as tiered royalty payments on future global sales that range from high-single digits to mid-double digit teens in the United States and mid-single to low-double digits outside of the United States.  The amount of fees and milestone payments, as well as whether we receive royalty payments, will depend on when LG Chem nominates the Additional Immuno-STAT Biologic, the number of alleles selected by LG Chem and whether we exercise our option to co-develop and co-commercialize the additional program worldwide, in which case we would share costs and profits instead of receiving royalties and post-option-exercise milestones. For the years ended December 31, 2020 and 2019, we recognized approximately $2,978,000 and $2,584,000, respectively, in collaboration revenue related to this agreement.

See “Our Collaboration Agreement with LG Chem” under Part I, Item 1 of the Annual Report on Form 10-K for additional discussion of the LG Chem Agreement.

Results of Operations

Collaboration Revenue

We have not generated commercial revenue from product sales. To date, we have generated collaboration revenue from the Merck Agreement and LG Chem Agreement.

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

General and administrative expenses consist of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as professional fees, insurance costs, and other general corporate expenses. We expect general and administrative expenses to increase in future periods as we add personnel and incur additional expenses related to an expansion of our research and development activities and our operation as a public company, including higher legal, accounting, insurance, compliance, compensation and other expenses.

Research and development expenses consist primarily of compensation expenses, fees paid to consultants, outside service providers and organizations (including research institutes at universities), facility expenses, and development and clinical trial expenses with respect to our drug product candidates. We charge research and development expenses to operations as they are incurred. We expect research and development expenses to increase in the future as we increase our efforts to develop technology for potential future products based on our technology and research.

Years Ended December 31, 2020 and 2019

Our consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019, as discussed herein are presented below.

	Years Ended December 31,
	2020	2019
Collaboration revenue	$3,154,325	$3,458,331
Operating expenses:
General and administrative	14,651,205	12,740,093
Research and development	33,545,705	27,487,485
Total operating expenses	48,196,910	40,227,578
Loss from operations	(45,042,585)	(36,769,247)
Other income:
Interest income, net	463,914	482,790
Total other income	463,914	482,790
Loss before provision for income taxes	(44,578,671)	(36,286,457)
Provision for income taxes	(206,250)	(412,500)
Net loss	$(44,784,921)	$(36,698,957)

Collaboration Revenue

Collaboration revenue totaled $3,154,325 and $3,458,331 for the years ended December 31, 2020 and 2019, respectively. This decrease was due to a revised estimate of our progress under the LG Chem Agreement during the year ended December 31, 2020, which resulted in a decrease to collaboration revenue of approximately $47,000 during the fourth quarter of 2020. Upon the preclinical candidate selection of A02 Allele pursuant to the LG Chem Agreement, we reimbursed LG Chem final costs of approximately $68,000 related to the termination of the A24 Allele funding. We also recorded a decrease to collaboration revenue of approximately $79,000 during the fourth quarter of 2020 related to the Merck Amendment, which extended the term and revised budgeted costs for an additional year through December 31, 2021.

General and Administrative

General and administrative expenses totaled approximately $14,651,000 and $12,740,000 for the years ended December 31, 2020 and 2019, respectively. This increase of approximately $1,911,000 was due primarily to higher stock-based compensation related to executive management and legal fees offset by a decrease in travel expenses as the COVID-19 pandemic continued to hamper business travel throughout 2020. We expect our general and administrative expenses to increase as we continue to expand our operations. General and administrative expenses for the year ended December 31, 2020 included expenses related to employee and board compensation of $3,875,000, professional and consulting fees of $4,483,000, rent of $1,082,000, insurance of $256,000, stock-based compensation of $4,094,000, investor relations of $275,000, travel of $31,000, depreciation and amortization of $97,000, and other expenses of $458,000.

General and administrative expenses for the year ended December 31, 2019 included expenses related to employee and board compensation of approximately $3,547,000, professional and consulting fees of $4,663,000, rent of $965,000, insurance of $448,000, stock-based compensation of $2,109,000, investor relations of $200,000, travel of $179,000, depreciation and amortization of $115,000, and other expenses of $514,000.

Research and Development

Research and development expenses totaled approximately $33,546,000 and $27,487,000 for the years ended December 31, 2020 and 2019, respectively. This increase of approximately $6,059,000 was due primarily to higher laboratory and drug substance manufacturing costs, stock-based compensation expense and clinical expenses, offset by a decrease in travel expenses as the COVID-19 pandemic continued to hamper business travel. We expect our research and development expenses to continue to increase as we expand our development activities.  Research and development expenses for the year ended December 31, 2020 included expenses related to employee and Scientific and Clinical Advisory Board compensation of $7,886,000, depreciation and amortization of $960,000, stock-based compensation of $6,387,000, research and laboratory expenses of $8,420,000, rent of $3,511,000, licensing fees of $99,000, other professional fees of $531,000, clinical expenses of $4,264,000, travel of $27,000, insurance expense of $666,000, and other expenses of $795,000.

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

Interest Income

Interest income was $463,914 for the year ended December 31, 2020, as compared to $482,790 for the year ended December 31, 2019.  The decrease in interest income was from higher amortization of discounts received on certain of our marketable securities offset by interest income earned on the investment of an increased portion of our cash in cash equivalents and marketable securities during 2020.  Interest income for the year ended December 31, 2020 included $80,110 in expense resulting from amortization of discounts received on certain of our marketable securities, compared to $64,078 of other income for the year ended December 31, 2019.

Foreign Withholding Taxes

Provision for income tax for the year ended December 31, 2020 was comprised of $206,250 in foreign income tax expense on the LG Chem milestone payment, compared to the year ended December 31, 2019 comprised of $412,500.

Net Loss

As a result of the foregoing, our net loss was $44,784,921 for the year ended December 31, 2020, as compared to $36,698,957 for the year ended December 31, 2019.

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities and cash received from Merck and LG Chem under their respective collaboration agreements. At December 31, 2020 and December 31, 2019, we had unrestricted cash, cash equivalents and marketable securities totaling $84,868,683 and $59,409,955, respectively, available to fund our ongoing business activities. Additional information concerning our financial condition and results of operations is provided in the financial statements included in this report.

The amounts that we actually spend for any specific purpose may vary significantly and will depend on a number of factors, including, but not limited to, our research and development activities and programs, clinical testing, regulatory approval, market conditions, and changes in or revisions to our business strategy and technology development plans.

On January 4, 2019, we filed a universal shelf registration statement on Form S-3 with the SEC, or the 2019 Shelf, to register for sale from time to time up to $150 million of our common stock, preferred stock, debt securities, warrants and/or units in one or more offerings (File No. 333-229140). This registration statement became effective on February 3, 2019.

In June 2019, we entered into an “at-the-market”, or ATM, equity offering sales agreement, or the June 2019 Sales Agreement, with Stifel Nicolaus & Company, Inc., or Stifel, to sell shares of our common stock for aggregate gross proceeds of up to $30 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent.   As of December 31, 2020, we had sold a total of 3,584,945 shares of common stock under the June 2019 Sales Agreement for proceeds of approximately $29.4 million, net of commissions paid, but excluding estimated transaction expenses. Due to the issuance and sale of all the shares of common stock subject thereto, the June 2019 Sales Agreement terminated in accordance with its terms.

In November 2019, we entered into an ATM equity offering sales agreement, or the November 2019 Sales Agreement, with Stifel to sell shares of our common stock for aggregate gross proceeds of up to $20 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent.   As of December 31, 2020, we had sold a total of 1,729,110 shares of common stock under the November 2019 Sales Agreement for proceeds of approximately $19.6 million, net of commissions paid, but excluding estimated transaction expenses. Due to the issuance and sale of all the shares of common stock subject thereto, the November 2019 Sales Agreement terminated in accordance with its terms.

In March 2020, we entered into an ATM equity offering sales agreement, or the March 2020 Sales Agreement, with Stifel to sell shares of our common stock for aggregate gross proceeds of up to $35 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent. As of December 31, 2020, we had sold a total of 1,824,901 shares of common stock under the March 2020 Sales Agreement for proceeds of approximately $34.3 million, net of commissions paid, but excluding estimated transaction expenses. Due to the issuance and sale of all the shares of common stock subject thereto, the March 2020 Sales Agreement terminated in accordance with its terms.

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

In June 2020, we entered into an ATM equity offering sales agreement, or the June 2020 Sales Agreement, with Stifel to sell shares of our common stock for aggregate gross proceeds of up to $40 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent.  The sales agreement will terminate upon the earliest of (a) the sale of $40 million of shares of our common stock or (b) the termination of the June 2020 Sales Agreement by us or Stifel. As of December 31, 2020, we had sold 1,192,000 shares of common stock under the June 2020 Sales Agreement for proceeds of approximately $22.4 million, net of commissions paid, but excluding estimated transaction expenses. The shares of common stock sold under the June 2020 Sales Agreement are made pursuant to the 2020 Shelf.

If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we issue debt securities, we may be required to grant security interests in our assets, could have substantial debt service obligations, and lenders may have a senior position (compared to stockholders) in any potential future bankruptcy or liquidation. Additionally, corporate collaboration and licensing arrangements may require us to incur non-recurring and other charges, give up certain rights relating to our intellectual property and research and development activities, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, issue debt which may require liens on our assets and which will increase our monthly expense obligations, or disrupt our management and business.

Cash Flows

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the year ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(32,494,034)	$(30,796,910)
Investing activities	4,455,874	3,446,823
Financing activities	58,614,263	50,789,765
Net increase in cash, cash equivalents, and restricted cash	$30,576,103	$23,439,678

Operating Activities

During the year ended December 31, 2020, we used cash of approximately $32,494,000 in operating activities, as compared to $30,797,000 of cash used in operating activities during the year ended December 31, 2019. Cash used during the year ended December 31, 2020 consisted primarily of our net loss of approximately $44,785,000, and increases of approximately $662,000 in accounts receivable, $563,000 in other non-cash charges, $381,000 in prepaid expenses, $5,000 in other assets, and $4,203,000 in operating lease right-of-use asset. Cash used was partially offset by increases of approximately $503,000 in research and development contract liabilities, $4,679,000 in operating lease liability, $741,000 in accounts payable, and $560,000 in accrued expenses, as well as non-cash charges of approximately $1,057,000 in depreciation and amortization, $10,481,000 in stock-based compensation expense, and $84,000 in amortization of premium/discount on purchased securities.

Cash used during the year ended December 31, 2019 of approximately $30,797,000 consisted primarily of our net loss of approximately $36,699,000, increases of approximately $755,000 in accounts receivable, and $1,560,000 in deposits, decreases of approximately $1,153,000 in accounts payable, and $4,278,000 in operating lease liability, and a non-cash charge of $72,000 in amortization of premium/discount on purchased securities. Cash used was partially offset by decreases of approximately $487,000 in prepaid expenses and other current assets, $4,355,000 in operating lease right-of-use assets, and $124,000 in other assets, increases of approximately $439,000 in accrued expenses, and $929,000 in research and development contract liabilities, and non-cash charges of approximately $811,000 in depreciation and amortization, $6,521,000 in stock based compensation, and $54,000 for loss on disposal of fixed assets.

Investing Activities

During the year ended December 31, 2020, we generated cash of approximately $4,456,000 from investing activities, compared to approximately $3,447,000 generated by investing activities during the year ended December 31, 2019. Cash generated during the year ended December 31, 2020 consisted primarily of approximately $15,000,000 for the redemption of short-term investments offset by the purchase of property and equipment of approximately $595,000 and the purchase of marketable securities of $9,949,000. We generated cash during the year ended December 31, 2019, of approximately $3,447,000 which consisted primarily of approximately $18,500,000 for the redemption of short-term investments, and $127,500 cash received for the sale of lab equipment, offset by the purchase of property and equipment of approximately $46,000 and the purchase of short-term investments of $15,134,000.

Financing Activities

During the year ended December 31, 2020, we generated cash from financing activities of approximately $58,614,000, compared to approximately $50,790,000 generated in financing activities during the year ended December 31, 2019. Cash generated during the year ended December 31, 2020 consisted primarily of cash proceeds from the common stock sold through our ATM sales agreements with Stifel of approximately $56,682,000, net of underwriting commissions and fees, and the exercise of common stock options of approximately $2,203,000, and restricted stock awards net of taxes withheld of $271,000. Compared to cash generated during the year ended December 31, 2019 primarily of cash proceeds from the common stock sold through our ATM sales agreements with Stifel of approximately $48,999,000, net of underwriting commissions and fees, and the exercise of common stock options of approximately $1,882,000, and restricted stock awards net of taxes withheld of $91,000.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of our Immuno-STAT platform, continue ongoing and initiate new clinical trials of and seek marketing approval for our drug product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

•	continue the clinical development of CUE-101;
•	leverage our programs to advance our other drug product candidates into preclinical and clinical development;
•	seek regulatory approvals for any drug product candidates that successfully complete clinical trials;
•	seek to discover and develop additional drug product candidates;
•

establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any drug product candidates for which we may obtain marketing approval and intend to commercialize on our own or jointly;

•	hire additional clinical, quality control and scientific personnel;
•	expand our manufacturing, operational, financial and management systems;
•	increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other drug product candidates and technologies; and
•	incur additional legal, accounting and other expenses in operating as a public company.

We believe that our existing cash resources as of December 31, 2020 will enable us to fund our operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market drug product candidates that we would otherwise prefer to develop and market ourselves, which could adversely affect our business prospects, and we may be unable to continue our operations. Because of numerous risks and uncertainties associated with research, development and commercialization of drug product candidates, we are unable to estimate the exact amount of our working capital requirements. Factors that may affect our planned future capital requirements and accelerate our need for additional working capital include the following:

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

•	the number and characteristics of drug product candidates that we may in-license and develop;
•	our ability to successfully commercialize our drug product candidates;
•

the amount of sales and other revenues from drug product candidates that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our potential products, including the cost and timing of expanding our marketing and sales capabilities;
•	the terms and timing of any potential future collaborations, licensing or other arrangements that we may establish;
•	cash requirements of any future acquisitions and/or the development of other drug product candidates;
•	the costs of operating as a public company;
•	the cost and timing of completion of commercial-scale, outsourced manufacturing activities;
•	the time and cost necessary to respond to technological and market developments;
•	any disputes which may occur between us and Einstein, employees, collaborators or other prospective business partners; and
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

A change in the outcome of any of these or other variables with respect to the development of any of our drug product candidates could significantly change the costs and timing associated with the development of that product candidate. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties and grants from organizations and foundations. If we raise additional funds by selling shares of our common stock or other equity-linked securities, the ownership interest of our current stockholders will be diluted. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or drug product candidates or to grant licenses on terms that may not be acceptable to us. If we raise additional funds through debt financing, we may have to grant a security interest on our assets to the future lenders, our debt service costs may be substantial, and the lenders may have a preferential position in connection with any future bankruptcy or liquidation.

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

Principal Commitments

Leased Facilities

On January 18, 2018, we entered into an operating lease agreement for our laboratory and office space in Cambridge, Massachusetts for the period from May 1, 2018 through April 30, 2021, or the Laboratory and Office Lease. The lease contains escalating payments during the lease period. Upon execution of this lease agreement, we prepaid three months of rent, two of which will be held in escrow and credited against future rent payments and the other of which was applied to the first month’s rent. We also prepaid seven and one half months’ rent pursuant to an amendment to the lease agreement executed on June 18, 2018. We record monthly rent expense on a straight-line basis, equal to the total of the lease payments over the lease term divided by the number of months of the lease term.

On June 18, 2018, we entered into an amendment to the Laboratory and Office Lease that provide us with a reduction in rental fees for our office and laboratory space in exchange for prepayment of a portion of the fees. This amendment was effective beginning on May 15, 2018 and expires on April 14, 2021. The monthly rent payment due under the Laboratory and Office Lease is currently $330,550 until April 2021 and will increase to $375,174 for the remainder of the term.

On September 20, 2018, we entered into an operating lease for additional laboratory space at 21 Erie Street, Cambridge, Massachusetts for the period from October 15, 2018 through April 14, 2021, or the Additional Laboratory Lease. The lease contains escalating payments during the lease period. The monthly rental rate under the Additional Laboratory Lease was $72,600 for the first 12 months and $78,600 for the remainder of the term. Upon execution of this lease agreement, we prepaid 12 months’ rent pursuant to the lease agreement executed on September 20, 2018.

On September 19, 2019, we entered into a second amendment to the Additional Laboratory Lease that removed one holding room from the additional laboratory space. The amendment was effective beginning on October 1, 2019 and expires on April 14, 2021. The monthly rental rate under the Additional Laboratory Lease decreased from $78,600 to $58,995 for the remainder of the lease term.

On June 24, 2020, we entered into a second amendment to the Laboratory and Office Lease. Pursuant to the amendment (1) the term of the lease was extended to June 14, 2022 and (2) the monthly rental rate for the last 14 months of the lease term was increased to $375,174. We determined that the amendment should be accounted for as a lease modification under Accounting Standards Codification 842, Leases, or ASC 842, not as a separate contract, with an effective date of lease modification of May 14, 2020. At the effective date of modification, we recorded an adjustment to the right-of-use asset and lease liability in the amount of approximately $4,826,000.

On July 20, 2020, we entered into a third amendment to the Additional Laboratory Lease. Pursuant to the amendment the term of the lease was extended to June 14, 2022. We determined that the amendment should be accounted for as a lease modification under ASC 842, not as a separate contract, with an effective date of lease modification of August 4, 2020, when the agreement was fully executed. At the effective date of modification, we recorded an adjustment to the right-of-use asset and lease liability in the amount of approximately $813,000.

Einstein License Agreement

The Company’s commitments with respect to the Einstein License are summarized above at “Significant Contracts and Agreements Related to Research and Development Activities”.

Off-Balance Sheet Transactions

At December 31, 2020, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).  Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (the 2013 Framework).  Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm due to the transition period established by the JOBS Act for emerging growth companies.

Item 9B. Other Information.

On March 4, 2021, we entered into a third amended and restated employment agreement with Mr. Passeri, our Chief Executive Officer, or the Passeri Employment Agreement, which amends and restates the second amended and restated employment agreement dated February 10, 2020 and pursuant to which, among other things, the parties agreed to remove the annual renewal provision and the right of Mr. Passeri to receive a severance payment if he resigns during the first renewal period.  The Passeri Employment Agreement provides that Mr. Passeri shall continue to be employed as our Chief Executive Officer.  The term of the Passeri Employment Agreement continues in effect until terminated in accordance with its terms.  Mr. Passeri’s employment under the Passeri Employment Agreement shall terminate on the first to occur of the following (i) upon 10 days’ prior written notice by us to Mr. Passeri of termination due to Mr. Passeri’s disability (as defined in the Passeri Employment Agreement), (ii) automatically upon Mr. Passeri’s death, (iii) immediately upon written notice by us to Mr. Passeri of a termination for cause (as defined in the Passeri Employment Agreement), (iv) upon written notice by Mr. Passeri to us of a termination for good reason (as defined in the Passeri Employment Agreement), (v) immediately upon written notice by us to Mr. Passeri of an involuntary termination without cause (other than for death or disability) or (vi) upon 60 days’ prior written notice by Mr. Passeri to us of Mr. Passeri’s voluntary termination without good reason.

The Passeri Employment Agreement provides that Mr. Passeri shall receive an initial annual base salary of $515,000 and is eligible to receive an annual incentive bonus of up to 50% of his base salary based upon achievement of performance-based objectives established by our board of directors.  The Passeri Employment Agreement also provides that Mr. Passeri received an option to purchase 150,000 shares of common stock and 150,000 restricted stock units, which represent the contingent right to receive an equal number of shares of common stock, under our 2016 Omnibus Incentive Plan.

The payments and other benefits that Mr. Passeri is eligible to receive upon termination of his employment pursuant to the Passeri Employment Agreement are the same as those described in “Compensation and Other Information Concerning Directors and Officers—Employment Agreements and Change of Control Arrangements—Employment Agreements—Daniel R. Passeri” in our definitive proxy statement filed with the SEC on May 29, 2020.  Our obligation to make those payments and provide those benefits is conditioned upon Mr. Passeri signing and delivering a release of claims and agreement not to compete with us for 12 months post-employment.

Mr. Passeri executed a non-competition agreement in the form attached to the Passeri Employment Agreement as a condition of his continued employment.

A copy of the Passeri Employment Agreement is filed as Exhibit 10.26 to this Annual Report on Form 10-K, and the foregoing description of the terms of the Passeri Employment Agreement is qualified in its entirety by reference to such exhibit.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cue Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cue Biopharma, Inc. and its Subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 9, 2021

CUE BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$74,866,133	$44,290,030
Marketable securities	10,002,550	15,119,925
Accounts receivable	1,417,482	754,898
Prepaid expenses and other current assets	1,241,239	860,107
Total current assets	87,527,404	61,024,960
Property and equipment, net	2,108,024	1,846,922
Operating lease right-of-use	6,774,229	5,337,026
Deposits	2,572,476	2,572,476
Restricted cash	150,000	150,000
Other long term assets	401,667	673,625
Total assets	$99,533,800	$71,605,009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,070,303	$882,666
Accrued expenses	2,787,211	2,227,352
Research and development contract liability, current portion	6,681,025	4,097,443
Operating lease liability, current portion	4,777,427	4,447,787
Total current liabilities	16,315,966	11,655,248
Research and development contract liability, net of current portion	1,937,575	4,017,894
Operating lease liability, net of current portion	2,368,787	1,347,971
Total liabilities	20,622,328	17,021,113
Commitments and contingencies (NOTE 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized – 10,000,000 shares; issued and outstanding – none	—	—
Common stock, $0.001 par value; authorized – 100,000,000 shares; issued and outstanding – 30,351,366 shares and 26,562,178 shares at December 31, 2020 and 2019, respectively	30,351	26,562
Additional paid in capital	232,159,029	163,067,773
Accumulated other comprehensive income (loss)	7,131	(10,321)
Accumulated deficit	(153,285,039)	(108,500,118)
Total stockholders’ equity	78,911,472	54,583,896
Total liabilities and stockholders’ equity	$99,533,800	$71,605,009

See accompanying notes to consolidated financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2020	2019
Collaboration revenue	$3,154,325	$3,458,331
Operating expenses:
General and administrative	14,651,205	12,740,093
Research and development	33,545,705	27,487,485
Total operating expenses	48,196,910	40,227,578
Loss from operations	(45,042,585)	(36,769,247)
Other income:
Interest income, net	463,914	482,790
Total other income	463,914	482,790
Loss before provision for income taxes	$(44,578,671)	$(36,286,457)
Provision for income taxes	(206,250)	(412,500)
Net loss	(44,784,921)	(36,698,957)
Unrealized gains from available-for-sale securities	17,452	637
Comprehensive loss	$(44,767,469)	$(36,698,320)
Net loss per common share – basic and diluted	$(1.56)	$(1.66)
Weighted average common shares outstanding – basic and diluted	28,688,625	22,041,792

See accompanying notes to consolidated financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2020 and 2019

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2018	20,697,453	$20,697	$105,762,891	$(10,958)	$(71,801,161)	$33,971,469
Issuance of common stock from public offerings, net of underwriter commissions and fees	5,314,055	5,314	48,993,593	—	—	48,998,907
Stock-based compensation	—	—	6,520,982	—	—	6,520,982
Exercise of stock options	485,105	485	1,881,388	—	—	1,881,873
Issuance of common stock upon cashless exercise of warrants, net of shares withheld	44,319	45	(45)	—	—	—
Restricted stock awards	33,333	33	(21)	—	—	12
Repurchase of restricted stock awards	(12,087)	(12)	(91,015)	—	—	(91,027)
Unrealized gains from available-for-sale securities	—	—	—	637	—	637
Net loss	—	—	—	—	(36,698,957)	(36,698,957)
Balance, December 31, 2019	26,562,178	26,562	163,067,773	(10,321)	(108,500,118)	54,583,896
Issuance of common stock from public offerings, net of underwriter commissions and fees	3,016,901	3,017	56,679,219	—	—	56,682,236
Stock-based compensation	—	—	10,480,782	—	—	10,480,782
Exercise of stock options	454,497	454	2,202,607	—	—	2,203,061
Issuance of common stock upon cashless exercise of warrants, net of shares withheld	278,179	278	(278)	—	—	—
Restricted stock awards	56,665	57	(40)	—	—	17
Repurchase of restricted stock awards	(17,054)	(17)	(271,034)	—	—	(271,051)
Unrealized gains from available-for-sale securities	—	—	—	17,452	—	17,452
Net loss	—	—	—	—	(44,784,921)	(44,784,921)
Balance, December 31, 2020	30,351,366	$30,351	$232,159,029	$7,131	$(153,285,039)	$78,911,472

See accompanying notes to consolidated financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(44,784,921)	$(36,698,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,057,458	810,782
Stock-based compensation	10,480,782	6,520,982
Loss on disposal of fixed asset	—	54,274
Other non cash charges	(563,232)	—
Amortization of premium/discount on purchased securities	83,694	(72,464)
Changes in operating assets and liabilities:
Account receivable	(662,584)	(754,898)
Prepaid expenses and other current assets	(381,132)	487,182
Operating lease right-of-use asset	(4,202,480)	4,354,810
Other assets	(4,971)	123,437
Deposits	—	(1,559,704)
Accounts payable	741,265	(1,152,688)
Accrued expenses	559,859	439,290
Research and development contract liability	503,263	928,588
Operating lease liability	4,678,965	(4,277,544)
Net cash used in operating activities	(32,494,034)	(30,796,910)
Cash flows from investing activities:
Purchases of property and equipment	(595,259)	(46,353)
Redemption of short term investments	15,000,000	18,500,000
Purchases of marketable securities	(9,948,867)	(15,134,324)
Cash received from sale of fixed asset	—	127,500
Net cash provided by investing activities	4,455,874	3,446,823
Cash flows from financing activities:
Proceeds from the public offering of common stock, net of underwriter's commission and fees	56,682,236	48,998,907
Issuance of restricted stock awards	17	12
Restricted stock repurchase at vesting to cover taxes	(271,051)	(91,027)
Proceeds from the exercise of stock options	2,203,061	1,881,873
Net cash provided by financing activities	58,614,263	50,789,765
Net increase in cash, cash equivalents, and restricted cash	30,576,103	23,439,678
Cash, cash equivalents, and restricted cash at beginning of year	44,440,030	21,000,352
Cash, cash equivalents, and restricted cash at end of year	$75,016,133	$44,440,030
Supplemental disclosures of cash flow information:
Cash paid for –
Income taxes	$—	$412,500
Purchases of property and equipment in accounts payable or accrued expenses	$446,372	$—
Operating lease modification	$5,639,000	$—

See accompanying notes to consolidated financial statements.

CUE BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

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

The Company is a clinical-stage biopharmaceutical company engineering a novel class of injectable biologics to selectively engage and modulate targeted T cells within the patient’s body to treat a broad range of cancers, chronic infectious diseases, and autoimmune disorders.

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations. As of December 31, 2020, the Company had unrestricted cash, cash equivalents and marketable securities of approximately $84.9 million.  Management believes that current cash, cash equivalents and marketable securities on hand at December 31, 2020 are sufficient to fund operations for at least the next twelve months from the date of issuance of these financial statements; however, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its drug product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop the Company’s drug product candidates in order to generate future revenue streams.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2020 and 2019, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corporation, Inc., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented.

Public Offerings

In June 2019, the Company entered into an “at-the-market” (“ATM”) equity offering sales agreement (the “June 2019 ATM Agreement”) with Stifel Nicolaus & Company, Inc. (“Stifel”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $30 million, from time to time, through an ATM equity offering program under which Stifel acted as sales agent.  As of December 31, 2020, the Company had sold 3,584,945 shares of common stock under the June 2019 ATM Agreement for proceeds of approximately $29.4 million, net of commissions paid, but excluding transaction expenses, and terminated this equity offering upon completion.

In November 2019, the Company entered into an ATM equity offering sales agreement with Stifel (the “November 2019 ATM Agreement”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $20 million, from time to time, through an ATM equity offering program under which Stifel acted as sales agent.  As of December 31, 2020, the Company had sold 1,729,110 common shares under the November 2019 ATM Agreement for proceeds of approximately $19.6 million, net of commissions paid, but excluding estimated transaction expenses, and terminated this equity offering upon completion.

In March 2020, the Company entered into an ATM equity offering sales agreement with Stifel (the “March 2020 ATM Agreement”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $35 million, from time to time, through an ATM equity offering program under which Stifel would act as sales agent. As of December 31, 2020, the Company had sold a total of 1,824,901 shares of common stock under the March 2020 ATM Agreement for proceeds of approximately $34.3 million, net of commissions paid, but excluding estimated transaction expenses. Due to the issuance and sale of all the shares of common stock subject thereto, the March 2020 ATM Agreement terminated in accordance with its terms.

In June 2020, the Company entered into an ATM equity offering sales agreement with Stifel (the “June 2020 ATM Agreement”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $40 million, from time to time, through an ATM equity offering program under which Stifel acts as sales agent.  The June 2020 ATM Agreement will terminate upon the earliest of (a) the sale of $40 million of shares of the Company’s common stock or (b) the termination of the June 2020 ATM Agreement by the Company or Stifel. As of December 31, 2020, the Company had sold 1,192,000 shares of common stock under the June 2020 ATM Agreement for proceeds of approximately $22.4 million, net of commissions paid, but excluding estimated transaction expenses.

Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, Cue Biopharma Securities Corporation, Inc. The Company has eliminated all intercompany transactions for the years presented.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Restricted Cash

The Company purchased a $150,000 certificate of deposit to collateralize a credit card account with a commercial bank that was classified as short-term certificate of deposit as of December 31, 2020.

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

The Company recognizes depreciation and amortization expense in general and administrative expenses and in research and development expenses in the Company’s consolidated statements of operations and comprehensive loss, depending on how each category of property and equipment is utilized in the Company’s business activities.

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

As the Company can renew the underlying rights to the CUE BIOLOGICS Mark indefinitely at nominal cost, this acquired intangible asset has been classified as a component of other long term assets, having a useful life of 15 years. The Company recorded $11,666 and $11,667 in amortization related to the trademark at December 31, 2020 and 2019, respectively.

Revenue Recognition

The Company follows the provisions of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”).  The Company generates revenue solely through collaboration arrangements with strategic partners for the development and commercialization of drug product candidates.  The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following steps: (i) Identify the contract(s) with the customer, (ii) Identify the performance obligations in the contract, (iii) Determine the transaction price, (iv) Allocate the transaction price to the performance obligations in the contract and (v) Recognize revenue when (or as) each performance obligation is satisfied.

The Company recognizes collaboration revenue under certain of the Company’s license or collaboration agreements that are within the scope of ASC 606. The Company’s contracts with customers typically include promises related to licenses to intellectual property and research and development services.  If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. Accordingly, the transaction price is generally comprised of a fixed fee due at contract inception and variable consideration in the form of milestone payments due upon the achievement of specified events and tiered royalties earned when customers recognize net sales of licensed products. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes the “most likely amount” method to estimate the amount of variable consideration, to predict the amount of consideration to which it will be entitled for its one open contract. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of each arrangement that includes development and regulatory milestone payments, the Company evaluates whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. Currently, the Company has one contract with an option to acquire additional goods and/or services in the form of additional research and development services for additional drug product candidates which it evaluated and determined that it was not a material right related to the LG Chem agreement.

Research and Development Expenses

Research and development expenses consist primarily of compensation costs, fees paid to consultants, outside service providers and organizations (including research institutes at universities), facility costs, and development and clinical trial costs with respect to the Company’s drug product candidates.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable drug product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to operations as incurred. For the years ended December 31, 2020 and 2019, patent expenses were $1,879,000 and $1,934,000, respectively. Patent expenses are included in general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

Licensing Fees and Costs

Licensing fees and costs consist primarily of costs relating to the acquisition of the Company’s license agreement with Einstein, including related royalties, maintenance fees, milestone payments and product development costs. Licensing fees and costs are charged to operations as incurred.

Long-Lived Assets

The Company reviews long-lived assets, consisting of property and equipment and a trademark, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. During the year ended December 31, 2019, the Company sold lab equipment with a net book value of approximately $181,000 that was being decommissioned and recognized a loss of approximately $54,000. There were no sales of lab equipment or capital equipment during the year ended December 31, 2020.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (ASC 842) (“ASU-2016-02”), which supersedes the existing guidance for lease accounting, Leases (ASC 840). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, for most lease arrangements on the balance sheet.  Under the standard, disclosure of key information about leasing arrangements to assist users of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases are required. The standard is effective for fiscal years beginning after December 15, 2018.

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

The Company recognized approximately, $206,250 and $412,500 of income tax expense related to the foreign taxes withheld from an upfront payment received from LG Chem, Ltd. (“LG Chem”) pursuant to a collaboration agreement with LG Chem (the “LG Chem Agreement”) during the year ended December 31, 2020 and 2019, respectively.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the years ended December 31, 2020 and 2019, the Company did not recognize any income tax related interest and penalties. The Company did not have any accruals for income tax related interest and penalties at December 31, 2020 and 2019.

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss in all periods presented, other than its net loss, was unrealized gains and losses on available-for-sale securities.

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

At December 31, 2020 and 2019, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2020	2019
Common stock warrants	861,969	1,189,827
Common stock options	5,030,899	4,793,253
Nonvested restricted stock units	230,002	66,667
Total	6,122,870	6,049,747

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets are currently classified within Level 1 and that its financial liabilities are currently all classified within Level 3 in the fair value hierarchy. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

The Company had $72,943,275 in cash equivalents and $10,002,550 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet at December 31, 2020.  The Company had $39,303,609 in cash equivalents and $15,119,925 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet at December 31, 2019.

The carrying value of financial instruments (consisting of cash, a certificate of deposit, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements

 In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC 326) (CECL). The standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The standard is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within each annual reporting period, for smaller reporting companies. The Company is still evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements, if any.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU No. 2019-12 is effective for us beginning in the fiscal year ending December 31, 2021. The Company is currently in the process of evaluating the effects of this pronouncement on the financial statements.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$72,943,275	$—	$—	$72,943,275
Marketable securities	—	10,002,550	—	10,002,550
Total	$72,943,275	$10,002,550	$—	$82,945,825

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$39,303,609	$—	$—	$39,303,609
Marketable securities	—	15,119,925	—	15,119,925
Total	$39,303,609	$15,119,925	$—	$54,423,534

As of December 31, 2020 and 2019, the Company’s cash equivalents that are invested in money market funds valued using Level 1 inputs for identical securities.  The Company measures the fair value of marketable securities that are invested in United States Treasury securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the year ended December 31, 2020 and 2019, there were no transfers between Level 2 and Level 3.

4.	Marketable Securities

As of December 31, 2020 and 2019, the fair value of available-for-sale marketable securities by type of security was as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$9,995,419	$7,131	$—	$10,002,550
	$9,995,419	$7,131	$—	$10,002,550

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$15,130,246	$—	$(10,321)	$15,119,925
	$15,130,246	$—	$(10,321)	$15,119,925

At December 31, 2020, marketable securities consisted of $10,002,550 of investments that mature within twelve months. The Company recorded an unrealized gain on investments of $17,452 for the year ended December 31, 2020. At December 31, 2019, the Company marketable securities consisted of $15,119,925 of investments that mature within twelve months. The Company recognized an unrealized gain on investments of $637 for the year ended December 31, 2019.
5.	Property and Equipment

Property and equipment as of December 31, 2020 and 2019 is summarized as follows:

	December 31,
	2020	2019
Laboratory equipment	$4,148,426	$3,587,559
Furniture and fixtures	93,321	93,321
Computer equipment	267,837	192,092
Construction in progress	405,019	—
	4,914,603	3,872,972
Less accumulated depreciation	(2,806,579)	(2,026,050)
Net property and equipment	$2,108,024	$1,846,922

Depreciation expense for the year ended December 31, 2020 was included in the consolidated statements of operations and comprehensive loss as follows, excluding trademark amortization of $11,666 and amortization of capitalized license expenses of $265,263. Depreciation expense for the year ended December 31, 2019 was included in the consolidated statements of operations and comprehensive loss as follows, excluding trademark amortization of $11,667.

	Years Ended December 31,
	2020	2019
General and administrative	$20,301	$60,974
Research and development	760,228	738,140
Total	$780,529	$799,114

During the year ended December 31, 2019, the Company sold lab equipment with an acquisition cost of $320,778 and accumulated depreciation of $139,003, and realized a loss of $54,274. The Company did not sell lab equipment or other capital equipment during the year ended December 31, 2020.

6.	Accrued Expenses

Accrued expenses as of December 31, 2020 and 2019 is summarized as follows:

	December 31,
	2020	2019
Accrued compensation	$1,963,983	$1,575,821
Contract manufacturing services	108,880	150,250
Professional Services	326,028	383,910
Contract research services	388,320	117,371
	$2,787,211	$2,227,352

7.Einstein License and Service Agreement

License Agreement

On January 14, 2015, the Company entered into a license agreement, as amended on June 2, 2015 (the “Einstein License”), with Albert Einstein College of Medicine (“Einstein”) for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T-cell targeting peptides. On July 31, 2017, the Company entered into an amended and restated license agreement which modified certain obligations of the parties under the Einstein License.

Under the Einstein License, the Company holds an exclusive worldwide license, with the right to sublicense, import, make, have made, use, provide, offer to sell, and sell all products, processes and services that use the patents covered by the Einstein License, including certain technology received from Einstein relating thereto (the “Licensed Products”). Under the Einstein License, the Company is required to:

•	Pay royalties and amounts based on certain percentage of proceeds, as defined in the Einstein License, from sales of Licensed Products and sublicense agreements.
•	Pay escalating annual maintenance fees, which are nonrefundable, but are creditable against the amount due to Einstein for royalties.
•

Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. Payments made upon achievement of milestones are nonrefundable and are not creditable against any other payment due to Einstein. At December 31, 2020, $150,000 had been paid by the Company towards achievement of these milestones.

•	Incur minimum product development costs until the first commercial sale of the first licensed product.

The Company was in compliance with its obligations under the Einstein License at December 31, 2020 and 2019.

The Einstein License expires upon the expiration of the Company’s last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if the Company fails to meet its obligations thereunder.

Pursuant to the Einstein License, the Company issued to Einstein 671,572 shares of the Company’s common stock in connection with the consummation of the initial public offering of its common stock on December 27, 2017.

The Company accounts for the costs incurred in connection with the Einstein License in accordance with ASC 730, Research and Development. For the years ended December 31, 2020 and 2019, costs aggregated $75,000 and $565,659, respectively resulting from LG milestone payments earned with respect to the Einstein License. For the years ended December 31, 2020 and 2019, $75,000 and $50,000 were included in research and development expenses in the consolidated statements of operations and comprehensive loss. As of December 31, 2020, the Company capitalized $416,855 net of amortization with respect to the Einstein License pursuant to ASC 606 and ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers in prepaid expenses and other current assets. As of December 31, 2019, the Company capitalized $525,554 with respect to the Einstein License pursuant to ASC 606 and ASC 340. The Company recorded $265,262 and $260,292 in prepaid expenses and other current assets and other long term assets, respectively.

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

On August 13, 2017, the Company’s Board of Directors approved an amendment and restatement of the Company’s Omnibus Plan to increase the number of shares authorized for issuance under such plan by 800,000 shares, from 2,000,000 shares to 2,800,000 shares, subject to stockholder approval of such amendment within 12 months following board approval thereof. The Company’s stockholders approved the plan in December 2017. Additionally, on May 17, 2019, the Company’s Board of Directors approved Amendment No. 1 to the Omnibus Plan to increase the number of shares that may be issued as incentive stock options under the plan, which the Company’s stockholders approved on August 6, 2019. The Omnibus Plan, as amended and restated, provides that on the first day of each fiscal year of the Company during the period beginning in fiscal year ended December 31, 2018 and ending on the second day of fiscal year ending December 31, 2027, the number of shares of common stock authorized to be issued under such plan shall be increased by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available to be issued under the plan equals 20% of the number of fully diluted outstanding shares on such date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) an amount to be determined by the Company’s Board of Directors.

Pursuant to the plans, during the year ended December 31, 2020, the Company granted stock options to purchase 981,800 shares of the Company’s common stock and 220,000 restricted stock units.  At December 31, 2020, stock options for 4,459,301 shares of common stock and 320,000 restricted stock units had been granted and 750,325 shares of common stock were reserved for future grants under the Omnibus Plan, and stock options for 481,600 shares of common stock had been granted and 5,400 shares of common stock were reserved for future grants under the Non-Employee Plan. In the aggregate, at December 31, 2020, stock options for a total of 4,940,901 shares of common stock and 320,000 restricted stock units had been granted and 755,725 shares of common stock were reserved for future grants. Such grants are accounted for as share-based compensation in accordance with ASC 718, Compensation - Stock Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees.

Stock Option Valuation

For stock options requiring an assessment of value during the years ended December 31, 2020 and 2019, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	December 31,
	2020	2019
Risk-free interest rate	0.38 to 1.56%	1.75 to 2.58%
Expected dividend yield	0%	0%
Expected volatility	93.4-99.6%	88.0-94.0%
Expected life	5.5 to 6.25 years	4.0 to 6.25 years

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

A summary of stock option activity for the years ended December 31, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2018	4,540,321	$7.08	5.16
Granted	1,288,100
Exercised	(485,105)
Cancelled	(550,063)
Stock options outstanding at December 31, 2019	4,793,253	$7.10	5.64
Granted	981,800	17.31
Exercised	(454,497)	4.86
Cancelled	(289,657)	10.14
Stock options outstanding at December 31, 2020	5,030,899	$9.10	5.51
Stock options exercisable at December 31, 2020	2,920,318	$7.05	4.03

The Company recognized, $8,861,760 and $6,208,949, in stock-based compensation during the years ended December 31, 2020 and 2019, respectively related to stock option activity. As of December 31, 2020, total unrecognized stock-based compensation was approximately $15,605,021, which is expected to be recognized as an operating expense in the Company’s consolidated statements of operations and comprehensive loss through June 2022.

The aggregate intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2020 was approximately $16,869,399 based on a weighted average exercise price of $7.05 per share. The aggregate intrinsic value of options is calculated as the difference of the market close price of $12.51 on December 31, 2020, and the weighted average exercise price of $7.05, with a weighted average remaining contractual term of 4.03 years.

The aggregate intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2019 was approximately $19,471,155, based on a weighted average exercise price of $6.26 per share at December 31, 2019.

Option Amendments- Modification of Incentive Stock Options

During the year ended December 31, 2020, the following event resulted in the amendment to terms of outstanding stock option awards:

On January 22, 2020, an employee who was employed for a particular role pursuant to an employment agreement that prescribed certain separation benefits to the employee was separated from that role.  Per the employment agreement, upon termination (i) all unvested stock options would accelerate and become vested as of the termination date, and (ii) the options would remain exercisable, to the extent applicable, following the date of termination for the period prescribed in the equity award plan. As of January 21, 2020, the terminated employee held outstanding options to purchase an aggregate of 215,000 shares of the Company's common stock at a weighted average exercise price of $6.22 per share, including unvested options to purchase 94,375 shares at a weighted average exercise price of $7.83 per share. On January 21, 2020, the unvested portion of the outstanding options vested, and the post-employment option exercise period was extended from 90 days, as prescribed to the equity award plan, to 12 months from the date of the termination. In May 2020, the final separation agreement was amended to extend the post-employment option exercise period from 12 months to 36 months.

The Company calculated the change in stock-based compensation cost associated with the previously described stock option modifications pursuant to the applicable guidance in ASC 718. The change in compensation cost was determined by calculating the difference between (a) the estimated fair value of each option award immediately prior to the modifications and (b) the estimated fair value of each option award immediately after the modifications. The fair value of each option award immediately prior to and immediately after modification was estimated using the Black-Scholes option-pricing model to determine an incremental fair value, consistent with and in accordance with the Company’s existing accounting policy for stock compensation. The total additional compensation cost associated with the previously described modifications was determined to be approximately $344,850, which was expensed in the year ended December 31, 2020.

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

The following table summarizes the RSU activity for the under the Omnibus Plan for the year ending December 31, 2020:

Restricted Securities	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance as of December 31, 2019	66,667	$7.53
Granted	220,000	17.96
Vested/Released	(56,665)	10.94
Forfeited	—	—
Nonvested balance at December 31, 2020	230,002	$16.66

The Company recognized $1,619,022 and $312,032 in stock-based compensation during the years ended December 31, 2020 and 2019, respectively, related to restricted stock unit activity. As of December 31, 2020, total unrecognized stock-based compensation was approximately $2,772,845, which is expected to be recognized as an operating expense in the Company’s consolidated statements of operations and comprehensive loss through June 2022.

Stock-based Compensation

Stock-based compensation for the years ended December 31, 2020 and 2019 was included in the consolidated statements of operations and comprehensive loss as follows:

	December 31,
	2020	2019
General and administrative	$4,093,542	$2,109,335
Research and development	6,387,240	4,411,647
Total	$10,480,782	$6,520,982

9.	Warrants

The Company has two tranches of common stock warrants outstanding at December 31, 2020. The first tranche was exercisable for 370,370 shares of common stock issued on June 15, 2015 with an exercise price of $2.70 per share.  These warrants were issued with a 7 year term and expire on June 15, 2022.  The second tranche was exercisable for 882,071 shares of common stock issued on December 27, 2017 with an exercise price of $9.38 per share.  These warrants were issued with a 5 year term and expire on December 26, 2022. The intrinsic value of exercisable but unexercised in-the-money common stock warrants at December 31, 2020 was approximately $3,187,000 based on a fair value of $12.51 per share on December 31, 2020.

Each tranche of warrants was evaluated under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and the Company determined that equity classification was appropriate.

The following table summarizes common stock warrant activity for the year ended December 31, 2020:

	Warrant Issued June 15, 2015 Tranche 1	Warrant Issued December 27, 2017 Tranche 2	Total
Balance at December 31, 2019	322,259	867,568	1,189,827
Issued via cashless exercises	(227,184)	(50,995)	(278,179)
Withheld as payment to cover issued shares	(22,464)	(27,215)	(49,679)
Balance at December 31, 2020	72,611	789,358	861,969

10.	Revenue Recognition

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

On November 14, 2017, the Company entered into a collaboration agreement (the “Merck Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) for a partnership to research and develop certain of the Company’s proprietary biologics that target certain autoimmune disease indications (the “Initial Indications”). The Company views the Merck Agreement as a component of its development strategy since it will allow the Company to advance its autoimmune programs in partnership with a world class pharmaceutical company, while also continuing its focus on its more advanced cancer programs. The research program outlined in the Merck Agreement entails (1) the Company’s research, discovery and development of certain Immuno-STATTM drug candidates up to the point of demonstration of certain biologically relevant effects (“Proof of Mechanism”) and (2) the further development by Merck of the Immuno-STAT drug candidates that have demonstrated Proof of Mechanism (the “Proposed Drug Product Candidates”) up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Drug Product Candidates’ profiles as described in the Merck Agreement.

In exchange for the licenses and other rights granted to Merck under the Merck Agreement, Merck paid to the Company a $2.5 million nonrefundable up-front payment. Additionally, the Company may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, the Company is eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Merck Agreement requires the Company to use the first $2.5 million  milestone payment it receives under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales.

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

On November 18, 2020, the Company entered into a First Amendment to the Merck Agreement (the “Amendment”) with Merck. Pursuant to rights granted to Merck under the Merck Agreement, the Amendment extends the term of the research program under the Merck Agreement for an additional year, until December 31, 2021. Under the terms of the Amendment, Merck will reimburse the Company for specified expenses and provide additional financial research support to further study and develop preclinical biologics with the objective of identifying clinical candidates subject, in each case, to specified maximum amounts, with any amounts in excess of such maximum amounts to be borne by the Company. On November 18, 2020, the Company earned a milestone payment related to this Amendment in the amount of $300,000. The $300,000 milestone payment was recorded as a contract liability upon receipt. The Company will recognize revenue related to this milestone payment pursuant to its revenue recognition policy in relation to the performance of its obligations related to the development of Immuno-STAT drug candidates under the arrangement.

Aside from the $300,000 milestone payment earned to date, the Company does not believe that any variable consideration should be included in the transaction price at December 31, 2020.  Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur by assessing the effort and expense expended during the period.  For the year ended December 31, 2020, the Company recognized approximately $177,000 in collaboration revenue related to this agreement and recorded short and long-term research and development liabilities on its balance sheet dated December 31, 2020 of $606,771 and $0, respectively. For the year ended December 31, 2019, the Company recognized approximately $874,000 in collaboration revenue related to this agreement and recorded short and long-term research and development liabilities on its balance sheet dated December 31, 2019 of $483,515 and $0, respectively.

On November 6, 2018, the Company entered into the LG Chem Agreement with LG Chem related to the development of the Company’s Immuno-STATs focused in the field of oncology.  Pursuant to the LG Chem Agreement, the Company granted LG Chem an exclusive license to develop, manufacture and commercialize the Company’s lead product, CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens, in certain Asian countries (the “LG Chem Territory”).  Pursuant to a global license and collaboration agreement, dated December 18, 2019, as amended on November 5, 2020, LG Chem has the option to elect one additional Immuno-STAT for an oncology target on or prior to April 30, 2021 for a worldwide development and commercialization license, and the Company will retain an option to co-develop and co-commercialize the additional program worldwide.  The Company retains rights to develop and commercialize all assets included in the agreement in the United States and in global markets outside of Asia.  In exchange for the licenses and other rights granted to LG Chem under the LG Chem Agreement, LG Chem made a $5.0 million equity investment in common stock of the Company and a $5.0 million nonrefundable upfront cash payment.  The Company is also eligible to receive up to an additional $400 million in research, development, regulatory and sales milestones.  In addition, the LG Chem Agreement also provides that LG Chem will pay the Company tiered single-digit percentage royalties on net sales of commercialized drug product candidates in the LG Chem Territory.

On May 16, 2019, LG Chem paid the Company a $2.5 million milestone payment for the FDA acceptance of the IND for the Company’s lead drug candidate, CUE-101, pursuant to the LG Chem Agreement.  The $2.5 million milestone payment was recorded as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Of the $2.5 million milestone payment, approximately $412,500 was recognized as tax withholding, shown as income tax expense on the consolidated statements of operations and comprehensive loss.

On December 7, 2020, the Company earned a $1.25 million milestone payment on the selection of a pre-clinical candidate pursuant to the LG Chem Agreement.  The $1.25 million milestone payment was recorded as a contract liability upon receipt. Revenue related to this milestone payment will be recognized by the Company pursuant to the Company’s revenue recognition policy in relation to the performance of its obligations related to the development of this pre-clinical candidate. Of the $1.25 million milestone payment, approximately $206,250 was withheld as payment of foreign tax withholding and shown as income tax expense on the consolidated statement of operations and comprehensive loss.

The Company recorded short and long-term research and development liabilities on its balance sheet dated of $6,074,254 and $1,937,575, respectively, for the year ended December 31, 2020.

Aside from the $3.75 million milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price as of December 31, 2020.  Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.  For the years ended December 31, 2020 and 2019, the Company recognized revenue of approximately $2,978,000 and $2,584,000, respectively, related to the LG Chem Agreement.

The Company considered the capitalization of contract costs under the guidance in ASC 340.  There were no contract costs identified in the Merck Agreement.  As it related to the LG Chem Agreement, the Company capitalized license expenses of approximately $907,600 as of December 31, 2020, pursuant to the Einstein License which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. This amount is comprised of approximately $438,000 of capitalized license expenses related to the upfront payment received from LG Chem in December 2018, approximately $313,000 in capitalized license expenses related to the milestone payment received in June 2019, and approximately $156,600 in capitalized license expenses related to the milestone payment received in December 2020, net of accumulated amortization of approximately $490,700.  For the year ended December 31, 2020, approximately $416,900 was included in prepaid expenses and other short-term assets and $0 is included in other long-term assets.

`

11.	Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.001 per share, none of which were outstanding at December 31, 2020 and 2019. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights.

Common Stock

The Company has authorized a total of 100,000,000 shares of common stock, par value $0.001 per share, of which 30,351,366 shares and 26,562,178 shares were issued and outstanding at December 31, 2020 and 2019, respectively.
12.	Related Party Transactions

 Information with respect to payments under the Einstein License is described in Note 7.
13.	Income Taxes

The Company accounts for income taxes under the provision of ASC 740, Income Taxes.  The Company reported a $206,250 tax provision for the year ended December 31, 2020 related to foreign withholding taxes paid.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$34,539,000	$23,348,000
Research and other credits	2,312,000	2,069,000
Reserves and accruals	7,446,000	5,281,000
Other	—	3,000
Total gross deferred tax assets	44,297,000	30,701,000
Less valuation allowance	(42,321,000)	(29,095,000)
Total deferred tax assets	1,976,000	1,606,000
Deferred tax liability:
Depreciation	(1,974,000)	(1,606,000)
Other	(2,000)	—
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2020, and 2019, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded a 100% valuation allowance against deferred tax assets at such dates.

No Federal tax provision has been provided for the years ended December 31, 2020, 2019, and 2018, due to the losses incurred during such periods. A reconciliation of the difference between the income tax rate computed by applying the U.S. Federal statutory rate and the effective tax rate for the years ended December 31, 2020, 2019, and 2018 is as follows:

	Years Ended December 31,
	2020	2019
U. S. Federal statutory tax rate	(21)%	(21)%
State Taxes	(7)%	(6)%
Change in valuation allowance	30%	27%
Tax credits	(1)%	(2)%
Stock based compensation	(2)%	1%
Tax reform	0%	0%
Foreign withholding taxes	0%	1%
Other	1%	1%
Effective tax rate	0%	1%

The Company has applied the provisions of ASC 740, which clarifies the accounting for uncertainty in tax positions and requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return, based on the technical merits of the position, upon examination by the relevant taxing authority. At December 31, 2020 and 2019, the Company had unrecognized tax benefits related to Federal and state research tax credits of approximately $1,675,000 and $1,334,000, respectively. The Company is subject to Federal and state income tax examinations by tax authorities for all years since its incorporation in 2014. The Company is currently not under examination by any tax authority.

At December 31, 2020, the Company has available net operating loss carryforwards for Federal and state income tax purposes of approximately $126,941,033 and $126,360,676, respectively, which, if not utilized earlier, will begin to expire in 2035. Approximately, $98,429,255 of the federal net operating losses have an indefinite carryforward. The Company has Federal research credits of approximately $2,993,000, which, if not utilized earlier, will begin to expire in 2035, and state research credits of approximately $1,151,000, which, if not utilized earlier, will begin to expire in 2031. At December 31, 2020 the Company recorded $250,000 in research credits as prepaid to be offset against payroll tax liabilities associated with research and development personnel in 2020 in addition to the approximately $250,000 in research and development credits remaining in prepaid from 2019.

Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with our public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The amount of the limitation is determined in accordance with Section 382 of the Internal Revenue Code. We have performed an analysis of ownership changes through December 31, 2020. Based on this analysis, we do not believe that any of our tax attributes will expire unutilized due to Section 382 limitations.

The following is a reconciliation of the Company’s gross uncertain tax position at December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Balance at the beginning of year	$1,334,000	$972,000
Additions for current year tax provisions	341,000	294,000
Additions for prior year tax provisions	—	81,000
Reductions of prior year tax provisions	—	(13,000)
Balance as of end of year	$1,675,000	$1,334,000

14.	Commitments and Contingencies

Einstein License and Service Agreement

The Company’s remaining commitments with respect to the Einstein License are based on the attainment of future milestones. The aggregate amount of milestone payments made under the Einstein License may equal up to $1.85 million for each Licensed Product, and up to $1.85 million for each new indication of a Licensed Product. Additionally, the aggregate amount of one-time milestone payments based on cumulative sales of all Licensed Products may equal up to $5.75 million. The Company is also party to a service agreement with Einstein to support the Company’s ongoing research and development activities.

Collaboration Agreement with Merck

See discussion of the Merck Agreement in Note 10.

Collaboration Agreement with LG Chem Life Sciences

See discussion of the LG Chem Agreement in Note 10.

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

On January 18, 2018, the Company entered into an operating lease agreement for its laboratory and office space in Cambridge, Massachusetts for the period from May 1, 2018 through April 30, 2021 (the “Laboratory and Office Lease”).  The lease contains escalating payments during the lease period.  Upon execution of this lease agreement the Company prepaid three months of rent, two of which will be held in escrow and credited against future rent payments and that the other of which was applied to the first months’ rent. The Company also prepaid seven and one half months’ rent pursuant to an amendment to the lease agreement executed on June 18, 2018.  These amounts were recorded to deposits and prepaid expenses, respectively, at December 31, 2020.

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

On September 20, 2018, the Company entered into an operating lease for additional laboratory space at 21 Erie Street, Cambridge, Massachusetts for the period from October 15, 2018 through April 14, 2021(the “Additional Laboratory Lease”).  The lease contains escalating payments during the lease period.  The monthly rental rate under the Additional Laboratory Lease was $72,600 for the first 12 months and $78,600 for the remainder of the term. Upon execution of this lease agreement the Company prepaid 12 months’ rent pursuant to the lease agreement executed on September 20, 2018.

On September 19, 2019, the Company entered into a second amendment to the Additional Laboratory Lease that removed one holding room from the additional laboratory space. The amendment was effective beginning on October 1, 2019 and expires on April 14, 2021. The monthly rental rate under the Additional Laboratory Lease decreased from $78,600 to $58,995, for the remainder of the lease term. The partial termination of the lease did not change the classification of the lease and remained accounted for as an operating lease. The weighted-average discount rate remained the same at 6%. The Company accounted for the lease modification under ASC 842 that removed one holding room by electing Approach 1, which remeasured the right-of-use asset on the basis of the amount of the liability change. The modification of the partial termination resulted in a reduction to right-of-use asset and lease liability of $335,465 and $327,079, respectively. The difference of $8,386 was recorded as a loss to the right-of-use asset as of December 31, 2019.

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

At December 31, 2020, the Company recorded approximately $6,774,000 to operating right-of-use asset, and approximately $4,777,000 and $2,369,000 to short and long-term operating lease liability, respectively. At December 31, 2020 the remaining lease term was 1.46 years.

Future minimum lease payments under these leases at December 31, 2020 are as follows:

Year
2021	5,079,642
2022	2,407,692
Total lease payments	7,487,334
Less: present value discount	(341,121)
Present value of lease payments	$7,146,213

Total rent expense of approximately $4,593,000 and $4,474,000 was included in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019, respectively.

Contingencies

The Company accrues for contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in these consolidated financial statements.

The Company may be subject to various legal proceedings from time to time as part of its business. As of December 31, 2020, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.
15.	Cue Biopharma 401(k) Plan

Effective as of January 1, 2017, the Company adopted the Cue Biopharma 401(k) Plan (the “Plan”) for all employees of the Company. Employees may participate in the Plan upon complying with the Plan’s eligibility requirements, subject to limitations imposed by the Internal Revenue Service. Under the Plan, the Company may match employee contributions at its discretion. The Company did not make any contributions to the Plan during the year ended December 31, 2020 or 2019.
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

3.	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration /File No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended		10-Q	3.1	11/09/20	005-90232

3.2	Amended and Restated Bylaws of the Registrant		S-1	3.5	12/05/17	333-220550

4.1	Specimen Certificate representing shares of common stock of the Registrant		S-1	4.1	12/05/17	333-220550

4.2	Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2015 private placement offering		S-1	4.3	09/21/17	333-220550

4.3	Form of Warrant issued to the underwriter in the Registrant’s 2017 initial public offering		10-K	4.3	03/29/18	001-38327

4.4	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	4.4	03/12/2020	001-38327

10.1	Form of Registration Rights Agreement between the Registrant and investors for an offering completed on June 15, 2015		S-1	10.4	09/21/17	333-220550

10.2#	Form of Joinder and Amendment to Registration Rights Agreement between the Registrant and investors for an offering completed on December 22, 2016		S-1	10.6	09/21/17	333-220550

10.3#	First Amendment to Collaboration, License and Option Agreement, dated March 15, 2019, between the Registrant and LG CHEM LTD.	X

10.4#	Second Amendment to Collaboration, License and Option Agreement, dated August 5, 2019, between the Registrant and LG CHEM LTD.	X

10.5#	Third Amendment to Collaboration, License and Option Agreement, dated October 29, 2019, between the Registrant and LG CHEM LTD.	X

10.6#	Fourth Amendment to Collaboration, License and Option Agreement, dated December 18, 2019, between the Registrant and LG CHEM LTD.	X

10.7#	Fifth Amendment to Collaboration, License and Option Agreement, dated January 10, 2020, between the Registrant and LG CHEM LTD.	X

10.8#	Sixth Amendment to Collaboration, License and Option Agreement, dated February 14, 2020, between the Registrant and LG CHEM LTD.	X

10.9#	Seventh Amendment to Collaboration, License and Option Agreement, dated May 14, 2020, between the Registrant and LG CHEM LTD.	X

10.10#	Eighth Amendment to Collaboration, License and Option Agreement, dated December 7, 2020, between the Registrant and LG CHEM LTD.	X

10.11	Form of Indemnification Agreement between the Registrant and its directors and officers		S-1	10.10	09/21/17	333-220550

10.12†	Amended and Restated License Agreement by and between the Registrant and Albert Einstein College of Medicine dated July 31, 2017		S-1	10.11	12/13/17	333-220550

10.13*	Cue Biopharma, Inc. 2016 Omnibus Incentive Plan, as amended and restated		S-1	10.13	09/21/17	333-220550

10.14*	Form of stock option award under 2016 Omnibus Incentive Plan		S-1	10.14	09/21/17	333-220550

10.15*	Cue Biopharma, Inc. 2016 Non-Employee Equity Incentive Plan		S-1	10.15	09/21/17	333-220550

10.16*	Form of stock option award under 2016 Non-Employee Equity Incentive Plan		S-1	10.16	09/21/17	333-220550

10.17*	Director Compensation Policy dated October 30, 2018		10-K	10.10	03/14/2019	001-38327

10.18†	Exclusive Patent License and Research Collaboration Agreement between the Registrant and Merck Sharp & Dohme Corp. dated November 14, 2017		S-1	10.21	12/04/17	333-220550

10.19*	Executive Employment Agreement between the Registrant and Colin G. Sandercock dated as of November 15, 2017		S-1	10.22	12/04/17	333-220550

10.20	License Agreement between the Registrant and MIL 21 E, LLC dated January 19, 2018		10-K	10.21	03/29/18	001-38327

10.21	First Amendment to the License Agreement between Registrant and MIL 21E, LLC dated June 18, 2018		8-K	10.1	06/20/18	001-38327

10.22	Second Amendment to License Agreement between the Registrant and MIL 21E, LLC dated June 24, 2020.		8-K	10.1	06/26/20	001-38327
10.23†	Collaboration, License and Option Agreement between the Registrant and LG Chem, Ltd. dated November 6, 2018		8-K	10.1	12/26/18	001-38327

10.24*	Amendment No. 1 to Cue Biopharma, Inc. 2016 Omnibus Incentive Plan		10-K	10.16	03/12/2020	001-38327

10.25*	Amended and Restated Executive Employment Agreement between the Registrant and Anish Suri dated October 3, 2019		8-K	10.1	10/07/19	001-38327

10.26	Third Amended and Restated Executive Employment Agreement dated March 4, 2021 between the Company and Daniel Passeri	X

10.27	Executive Employment Agreement dated August 21, 2020 between Registrant and Kerri-Ann Millar		8-K	10.1	08/24/20	001-38327
10.28#	First Amendment to the Exclusive Patent License and Research Collaboration Agreement with Merck Sharp & Dohme Corp. dated November 9, 2020	X
10.29	Third Amendment to Vivarium Agreement, dated July 20, 2020, between the Registrant and MIL 21E, LLC		10-Q	10.2	11/09/20	001-38327

10.30#	First Amendment to the Amended and Restated License Agreement with Albert Einstein College of Medicine dated October 30, 2018	X

21	List of Subsidiaries	X

23.1	Consent of RSM Inc., Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on signature page)	X

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS

Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

 * Indicates management compensatory plan, contract or arrangement.

† Confidential portions of this exhibit, indicated by asterisks, have been omitted.

# Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: March 9, 2021	By:	/s/ Daniel R. Passeri
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

Signatures	Title	Date

/s/ Daniel R. Passeri	Chief Executive Officer and Director	March 9, 2021
Daniel R. Passeri	(Principal Executive Officer)

/s/ Kerri-Ann Millar	Chief Financial Officer	March 9, 2021
Kerri-Ann Millar	(Principal Financial and Accounting Officer)

/s/ Aaron Fletcher	Director	March 9, 2021
Aaron Fletcher

/s/ Cameron Gray	Director	March 9, 2021
Cameron Gray

/s/ Peter A. Kiener	Director	March 9, 2021
Peter A. Kiener

/s/ Barry Simon	Director	March 9, 2021
Barry Simon

/s/ Frederick Driscoll	Director	March 9, 2021
Frederick Driscoll

/s/ Frank Morich	Director	March 9, 2021
Frank Morich

/s/ Tamar Howson	Director	March 9, 2021
Tamar Howson