Form 10-Q
period 2021-09-30
Cue Biopharma, Inc.
filed 2021-11-09
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 1, 2021, the registrant had 31,760,946 shares of Common Stock ($0.001 par value) outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$67,633	$74,866
Marketable securities	—	10,003
Accounts receivable	771	1,417
Prepaid expenses and other current assets	1,851	1,241
Total current assets	70,255	87,527
Property and equipment, net	2,339	2,108
Operating lease right-of-use	3,369	6,774
Deposits	2,619	2,572
Restricted cash	150	150
Other long-term assets	143	402
Total assets	$78,875	$99,533
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,470	$2,070
Accrued expenses	3,989	2,787
Research and development contract liability, current portion	5,263	6,681
Operating lease liability, current portion	3,633	4,777
Total current liabilities	15,355	16,315
Research and development contract liability, net of current portion	—	1,938
Operating lease liability, net of current portion	—	2,369
Total liabilities	$15,355	$20,622
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,361,995 and 30,351,366 shares issued and outstanding, at September 30, 2021 and December 31, 2020, respectively	32	30
Additional paid in capital	252,550	232,159
Accumulated other comprehensive income	—	7
Accumulated deficit	(189,062)	(153,285)
Total stockholders’ equity	63,520	78,911
Total liabilities and stockholders’ equity	$78,875	$99,533

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$2,395	$704	$6,687	$2,679
Operating expenses:
General and administrative	4,125	3,318	12,660	11,205
Research and development	11,288	7,517	29,846	25,542
Total operating expenses	15,413	10,835	42,506	36,747
Loss from operations	(13,018)	(10,131)	(35,819)	(34,068)
Other income:
Interest income, net	25	100	42	386
Total other income	25	100	42	386
Net loss	$(12,993)	$(10,031)	$(35,777)	$(33,682)
Unrealized (loss) gain from available-for-sale securities	—	83	(7)	82
Comprehensive loss	$(12,993)	$(9,948)	$(35,784)	$(33,600)
Net loss per common share – basic and diluted	$(0.41)	$(0.34)	$(1.16)	$(1.20)
Weighted average common shares outstanding – basic and diluted	31,515,178	29,650,909	31,064,579	28,151,361

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited in thousands, except share and per share amounts)

For the three months ended September 30, 2021 and 2020:
	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, June 30, 2021	31,470,216	$31	$248,948	$-	$(176,069)	$72,910
Stock-based compensation	—	—	3,252	—	—	3,252
Exercise of stock options	113,750	1	833	—	—	834
Restricted stock awards released	81,667		(1)	—	—	(1)
Restricted stock awards withheld at vesting to cover taxes	(33,638)	—	(482)	—	—	(482)
Net loss	—	—	—	—	(12,993)	(12,993)
Balance, September 30, 2021	31,631,995	$32	$252,550	$—	$(189,062)	$63,520

Balance, June 30, 2020	29,303,192	$29	$212,121	$155	$(132,151)	$80,154
Issuance of common stock from ATM offering, net of sales agent commission and fees	842,000	1	14,328	—	—	14,329
Stock-based compensation	—	—	2,500	—	—	2,500
Exercise of stock options	101,125	—	719	—	—	719
Restricted stock awards released	6,666	—	—	—	—	—
Restricted stock awards withheld at vesting to cover taxes	(1,900)	—	(35)	—	—	(35)
Unrealized losses from available-for-sale securities	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	(10,031)	(10,031)
Balance, September 30, 2020	30,251,083	$30	$229,633	$72	$(142,182)	$87,553

For the nine months ended September 30, 2021 and 2020:
	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2020	30,351,366	$30	$232,159	$7	$(153,285)	$78,911
Issuance of common stock from ATM offering, net of sales agent commission and fees	907,700	1	10,356	—	—	10,357
Stock-based compensation	—	—	8,541	—	—	8,541
Exercise of stock options	307,105	1	2,061	—	—	2,062
Issuance of common stock upon exercise of warrants, net	8,048	—	—	—	—	—
Restricted stock awards released	98,333	—	—	—	—	—
Restricted stock awards withheld at vesting to cover taxes	(40,557)	—	(567)	—	—	(567)
Unrealized losses from available-for-sale securities	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(35,777)	(35,777)
Balance, September 30, 2021	31,631,995	$32	$252,550	$-	$(189,062)	$63,520

Balance, December 31, 2019	26,562,178	$26	$163,068	$(10)	$(108,500)	$54,584
Issuance of common stock from ATM offering, net of sales agent commission and fees	3,016,901	3	56,679	—	—	56,682
Stock-based compensation	—	—	8,199	—	—	8,199
Exercise of stock options	377,747	—	1,799	—	—	1,799
Issuance of common stock upon exercise of warrants, net	278,179	1	(1)	—	—	—
Restricted stock awards released	23,332	—	—	—	—	—
Restricted stock awards withheld at vesting to cover taxes	(7,254)	—	(111)	—	—	(111)
Unrealized gains from available-for-sale securities	—	—	—	82	—	82
Net loss	—	—	—	—	(33,682)	(33,682)
Balance, September 30, 2020	30,251,083	$30	$229,633	$72	$(142,182)	$87,553

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(35,777)	$(33,682)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	948	804
Stock-based compensation	8,541	8,199
Change in operating lease right-of-use asset	3,405	(2,539)
Amortization of premium/discount on purchased securities	(5)	77
Loss on disposal of fixed asset	(21)	—
Changes in operating assets and liabilities:
Account receivable	646	298
Prepaid expenses and other current assets	(867)	(443)
Other assets	250	(250)
Deposits	(47)	—
Accounts payable	400	225
Accrued expenses	1,202	355
Research and development contract liability	(3,354)	(945)
Operating lease liability	(3,513)	2,406
Net cash used in operating activities	(28,192)	(25,495)
Cash flows from investing activities
Purchases of property and equipment	(913)	(487)
Cash received from the sale of fixed assets	21	—
Redemption of short-term investments	10,000	5,000
Purchases of marketable securities	—	(9,949)
Net cash provided by (used in) investing activities	9,108	(5,436)
Cash flows from financing activities
Proceeds from ATM offering, net of sales agent commission and fees	10,357	56,682
Proceeds from exercise of stock options	2,061	1,799
Restricted stock awards withheld at vesting to cover taxes	(567)	(111)
Net cash provided by financing activities	11,851	58,370
Net (decrease)/increase in cash, cash equivalents, and restricted cash	(7,233)	27,439
Cash, cash equivalents, and restricted cash at beginning of period	75,016	44,440
Cash, cash equivalents, and restricted cash at end of period	$67,783	$71,879

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

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

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations since inception. As of September 30, 2021, the Company had cash and cash equivalents of approximately $67,633,000. Management believes that current cash and cash equivalents on hand at September 30, 2021 are sufficient to fund operations for at least the next twelve months from the date of issuance of these financial statements; however, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to commercialize the Company’s product candidates in order to generate future revenue streams.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2021.

Interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021, or any future periods.

Public Offerings

In March 2020, the Company entered into an “at-the-market” (“ATM”) equity offering sales agreement (the “March 2020 ATM Agreement”) with Stifel Nicolaus & Company, Inc. (“Stifel”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $35 million, from time to time, through an ATM equity offering program under which Stifel would act as sales agent. As of September 30, 2021, the Company sold 1,824,901 shares of common stock under the March 2020 ATM Agreement for proceeds of approximately $34.3 million, net of commissions paid, but excluding estimated transaction expenses. Due to the issuance and sale of all the shares of common stock available for sale, the March 2020 ATM Agreement terminated in accordance with its terms.

In June 2020, the Company entered into an ATM equity offering sales agreement with Stifel (the “June 2020 ATM Agreement”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $40 million, from time to time, through an ATM equity offering program under which Stifel acts as sales agent.  The June 2020 ATM Agreement will terminate upon the earliest of (a) the sale of $40 million of shares of the Company’s common stock pursuant to the June 2020 ATM Agreement or (b) the termination of the June 2020 ATM Agreement by the Company or Stifel.  During the nine months ended September 30, 2021, the Company sold 907,700 shares of common stock under the June 2020 ATM Agreement for proceeds of approximately $10.4 million, net of commissions paid, but excluding transaction expenses.  As of September 30, 2021, the Company sold an aggregate 2,099,700 shares of common stock under the June 2020 ATM Agreement for proceeds of approximately $32.7 million, net of commissions paid, but excluding transaction expenses.

Consolidation

Unless described otherwise, all references to the Company in the notes to the Company’s consolidated financial statements include Cue Biopharma Securities Corp.  The Company has eliminated all intercompany transactions.

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

COVID-19 Pandemic

The COVID-19 pandemic has prompted governments and regulatory bodies throughout the world to issue “stay-at-home” or other similar orders, and enact restrictions on the performance of “non-essential” services, public gatherings and travel.

The extent to which the COVID-19 pandemic impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent of its impact on worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic as of September 30, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, estimates related to collaboration revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets and intangibles. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Despite the Company’s efforts, the ultimate impact of the COVID-19 pandemic depends on factors beyond the Company’s knowledge or control, including the duration and severity of the pandemic, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, the Company is unable to estimate the extent to which the COVID-19 pandemic may negatively impact its financial results or liquidity in the future.

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

Restricted Cash

The Company had $150,000 in restricted cash deposited with a commercial bank to collateralize a credit card as of September 30, 2021 and December 31, 2020.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date. For each of the three and nine months ended September 30, 2021 and 2020, the Company recorded approximately $3,000 and $9,000 in amortization expense, respectively, on a straight-line basis.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to expense as incurred. For the three and nine months ended September 30, 2021, patent expenses were $522,000 and $1,606,000, respectively. For the three and nine months ended September 30, 2020, patent expenses were $245,000 and $1,586,000, respectively.  Patent expenses are included in general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

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

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Until the Company has an established trading market for its common stock, estimated volatility is based on the average historical volatilities of comparable public companies in a similar industry. The expected dividend yield is based on the current yield at the grant date; the Company has never declared or paid dividends and has no plans to do so for the foreseeable future. As permitted by Staff Accounting Bulletin No. 107, due to the Company’s lack of trading history and option activity, management utilizes the simplified method to estimate the expected term of options at the date of grant. The exercise price is determined based on the fair value of the Company’s common stock at the date of grant. The Company accounts for forfeitures as they occur.

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

At September 30, 2021 and 2020, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2021	2020
Common stock warrants	851,969	861,969
Common stock options	5,533,657	5,198,587
Nonvested restricted stock units	131,669	263,335
Total	6,517,295	6,323,891

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

The Company had approximately $60,005,000 in cash equivalents that was measured and recorded at fair value on the Company’s balance sheet as of September 30, 2021. The Company had approximately $72,943,000 in cash equivalents and $10,003,000 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet as of December 31, 2020.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2021
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$60,005	$—	$—	$60,005
Total	$60,005	$—	$—	$60,005

	Fair Value Measurements as of December 31, 2020
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$72,943	$—	$—	$72,943
Marketable securities	—	10,003	—	10,003
Total	$72,943	$10,003	$—	$82,946

As of September 30, 2021, the Company reported approximately $60,005,000 of cash equivalents. The Company’s cash equivalents that are invested in money market funds are valued using Level 1 inputs for identical securities.  During the nine months ended September 30, 2021, the Company redeemed its marketable securities for operations.  As of December 31, 2020, the Company reported approximately $82,946,000 of cash equivalents and marketable securities.  During the year ended December 31, 2020, there were no transfers between Level 2 and Level 3.

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

At September 30, 2021, the Company had redeemed its entire investment in marketable securities. At December 31, 2020, marketable securities consisted of approximately $10,003,000 of investments that mature within twelve months.

5.	Property and Equipment

Property and equipment as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Laboratory equipment	$5,203	$4,148
Furniture and fixtures	93	93
Computer equipment	256	268
Leasehold improvements	7	—
Construction in progress	—	405
	5,559	4,915
Less accumulated depreciation	(3,220)	(2,807)
Net property and equipment	$2,339	$2,108

Depreciation expense for the three months ended September 30, 2021 and 2020 was approximately $232,000 and $199,000, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was approximately $682,000 and $596,000, respectively. Depreciation expense for the nine months ended September 30, 2021 excludes trademark amortization expense of approximately $9,000, and amortization of capitalized license expenses of approximately $257,000.  Depreciation for the nine months ended September 30, 2020 excludes trademark amortization expense of approximately $9,000, and amortization of capitalized license expenses of approximately $199,000. During the nine months ended September 30, 2021, the Company sold fully depreciated lab equipment with an acquisition cost of $269,000, and the Company recorded a gain on the sale of fixed assets of $21,000, which is presented in other income on the consolidated statement of operations and other comprehensive loss. There were no disposals of property and equipment for the three and nine months ended September 30, 2020.

6.	Stock-Based Compensation

Stock Option Valuation

For stock options requiring an assessment of value during the nine months ended September 30, 2021 and 2020, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

September 30, 2021
Risk-free interest rate	0.61% - 1.31%
Expected dividend yield	0%
Expected volatility	97.8% - 100.9%
Expected life	5.50 to 6.25 years

September 30, 2020
Risk-free interest rate	0.38% - 1.78%
Expected dividend yield	0%
Expected volatility	93.4% - 99.6%
Expected life	5.50 to 6.25 years

A summary of stock option activity for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2020	5,030,899	$9.10	5.51
Granted	1,026,000	14.41
Exercised	(307,105)	6.71
Cancelled	(216,137)	13.84
Stock options outstanding at September 30, 2021	5,533,657	10.03	5.55
Stock options exercisable at September 30, 2021	3,477,224	$8.20	3.99

The Company recognized approximately $7,428,000 in stock-based compensation expense during the nine months ended September 30, 2021, related to stock options activity. As of September 30, 2021, total unrecognized stock-based compensation expense was approximately $18,124,000, which is expected to be recognized as an operating expense in the Company’s consolidated statement of operations and other comprehensive loss over the weighted average remaining period of 2.4 years. During the three months ended September 30, 2021, the Company granted 35,000 shares of stock options. During the nine months ended September 30, 2021, the Company granted stock options to purchase 1,026,000 shares of common stock with a weighted average grant date fair value of $14.41 per share. During the three and nine months ended September 30, 2020, the Company granted stock options to purchase 235,000 shares of common stock with a weighted average grant date fair value of $15.51 per share and stock options to purchase 964,300 shares of common stock with a weighted average grant date fair value of $13.63 per share, respectively.

The intrinsic value of exercisable but unexercised in-the-money stock options at September 30, 2021 was approximately $23,179,000, based on a weighted average grant date fair value of $14.57 per share on September 30, 2021.

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

On February 5, 2020, the Company granted 150,000 RSUs with time-based vesting conditions to an executive officer. One-half of the RSUs vested on September 30, 2021, and the balance vests on March 31, 2022, subject to the recipient’s continued service on each applicable vesting date. On March 31, 2020, the Company granted 50,000 RSUs with time-based vesting conditions to an executive officer. The RSUs vest in three equal installments beginning on the grant date, and annually on each anniversary of the grant date thereafter, subject to the recipient’s continued service on each applicable vesting date. Compensation expense is recognized on a straight-line basis.

On August 21, 2020, the Company granted 20,000 RSUs with time-based vesting conditions to an executive officer.  The RSUs vest in three equal installments beginning on the grant date, and annually on each anniversary of the grant date thereafter, subject to the recipient’s continued service on each applicable vesting date. Compensation expense is recognized on a straight-line basis.

The following table summarizes the RSU activity under the Company’s 2016 Omnibus Incentive Plan for the nine months ended September 30, 2021:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2020	230,002	$16.66
Vested/Released	(98,333)	$18.21
Nonvested balance at September 30, 2021	131,669	$15.51

The Company recognized approximately $1,113,000 in stock-based compensation during the nine months ended September 30, 2021 related to RSU activity. As of September 30, 2021, total unrecognized stock-based compensation was approximately $1,660,000, which is expected to be recognized as an operating expense in the Company’s consolidated statement of operations and other comprehensive loss with a weighted average remaining period of less than 1 year.

Stock-based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 was included in the Company’s consolidated statement of operations and other comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
General and administrative	$1,199	$1,050	$3,662	$3,060
Research and development	2,053	1,450	$4,879	5,139
Total	$3,252	$2,500	$8,541	$8,199

7.	Warrants

The Company had two tranches of common stock warrants outstanding at September 30, 2021.  The first tranche was exercisable for an aggregate of 370,370 shares of common stock and was issued on June 15, 2015 with an exercise price of $2.70 per share.  These warrants were issued with a 7-year term and expire on June 15, 2022.  The second tranche was exercisable for an aggregate of 882,071 shares of common stock and was issued on December 27, 2017 with an exercise price of $9.38 per share. These warrants were issued with a 5-year term and expire on December 26, 2022. The intrinsic value of exercisable but unexercised in-the-money common stock warrants at September 30, 2021 was approximately $4,844,000 based on a fair value of $14.57 per share on September 30, 2021.

Each tranche of warrants was evaluated under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and the Company determined that equity classification was appropriate.

The following table shows common stock warrants outstanding as of September 30, 2021:

	Warrant Issued June 15, 2015- Tranche 1	Warrant Issued December 27, 2017- Tranche 2	Total
Shares remaining to be issued as of December 31, 2020	72,611	789,358	861,969
Issued via cashless exercises	(8,048)	—	(8,048)
Withheld as payment to cover issued shares	(1,952)	—	(1,952)
Shares remaining to be issued as of September 30, 2021	62,611	789,358	851,969

8.	Collaboration Revenue

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

Aside from the $2.8 million in milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price at September 30, 2021.  The Company’s assessment ensured that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.  For the three months ended September 30, 2021 and 2020, the Company recorded approximately $293,000 and $51,000, respectively, in collaboration revenue related to the Merck Collaboration Agreement. For the nine months ended September 30, 2021 and 2020, the Company recorded approximately $1,762,000 and $174,000, respectively, in collaboration revenue related to the Merck Collaboration Agreement.  As of September 30, 2021, the Company recorded a short-term research and development liability on its balance sheet of approximately $328,000.  As of December 31, 2020, the Company recorded a short-term research and development liability on its balance sheet of approximately $607,000.

Collaboration Agreement with LG Chem Life Sciences

On November 6, 2018, the Company entered into a collaboration agreement (the “LG Chem Collaboration Agreement”) with LG Chem Life Sciences (“LG Chem”) related to the development of the Company’s Immuno-STATs focused in the field of oncology.  Pursuant to the LG Chem Collaboration Agreement, the Company granted LG Chem an exclusive license to develop, manufacture and commercialize the Company’s lead product, CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens, in certain Asian countries (collectively, the “LG Chem Territory”).  On April 30, 2021, LG Chem’s option pursuant to the Global License and Collaboration Agreement, as amended on November 5, 2020, expired, and accordingly the Company no longer has any material obligations under the Global License and Collaboration Agreement.  In June 2021, after ongoing discussions regarding the selection of the second of the two additional cancer antigens, LG Chem and the Company agreed to let the selection period expire without a second antigen being selected.  The Company retains rights to develop and commercialize all assets included in the LG Chem Collaboration Agreement in the United States and in global markets outside of the LG Chem Territory.  In exchange for the licenses and other rights granted to LG Chem under the LG Chem Collaboration Agreement, LG Chem made a $5.0 million equity investment in common stock of the Company and a $5.0 million nonrefundable up-front cash payment.  The Company is also eligible to receive up to an additional $400.0 million in research, development, regulatory and sales milestones.  In addition, the LG Chem Collaboration Agreement also provides that LG Chem will pay the Company tiered single-digit percentage royalties on net sales of commercialized product candidates in the LG Chem Territory.

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

Aside from the $3.75 million in milestone payments under the LG Chem Collaboration Agreement and payments received in accordance with the research and development cost sharing provisions of the collaboration agreement, the Company does not believe that any variable consideration should be included in the transaction price as of September 30, 2021.  The Company’s assessment ensured that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.  For the three months ended September 30, 2021 and 2020, the Company recognized revenue of approximately $2,102,000 and approximately $653,000, respectively, related to the LG Chem Collaboration Agreement. For the nine months ended September 30, 2021 and 2020, the Company recognized revenue of approximately $4,925,000 and approximately $2,455,000, respectively, related to the LG Chem Collaboration Agreement.  As of September 30, 2021, the Company recorded short-term research and development liabilities on its balance sheet of approximately $4,935,000.  As of December 31, 2020, the Company recorded short- and long-term research and development liabilities on its balance sheet of approximately $6,074,000 and $1,938,000, respectively.

Capitalization of Contract Costs

The Company considered the capitalization of contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers.  There were no contract costs identified in the Merck Collaboration Agreement.  As it related to the LG Chem Collaboration Agreement, the Company capitalized license expenses of approximately $908,000 as of September 30, 2021, paid to Einstein pursuant to the Einstein License Agreement which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. This amount is comprised of approximately $438,000 of capitalized license expenses related to the up-front payment received from LG Chem in December 2018, approximately $313,000 in capitalized license expenses related to the milestone payment received in June 2019, and approximately $157,000 in capitalized license expenses related to the milestone payment received in December 2020, net of accumulated amortization on all capitalized license expenses of approximately $668,000.  As of September 30, 2021, $160,000 in capitalized license expenses net of accumulated amortization was included in prepaid expenses and other short-term assets related to the LG Chem Collaboration Agreement. As of December 31, 2020, $416,900 was included in prepaid expenses and other short-term assets.

9.	Commitments and Contingencies

Einstein License Agreement

In 2015, the Company entered into the Einstein License Agreement with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. On July 31, 2017, the Company entered into an amended and restated license agreement which modified certain obligations of the parties under the Einstein License Agreement.  For each of the three and nine months ended September 30, 2021, the Company incurred approximately $80,000 and $257,000, respectively, in fees and expenses to Einstein in relation to this license. For the three and nine months ended September 30, 2020, the Company incurred approximately $18,750 and $56,250, respectively, in fees and expenses to Einstein in relation to this license.

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

The Company may be subject to various legal proceedings from time to time as part of its business. As of September 30, 2021, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.
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

At September 30, 2021, the Company recorded approximately $3,369,000 to operating lease right-of-use asset, and approximately $3,633,000 to the short-term operating lease liability. At September 30, 2021, the remaining lease term was 1 year for both leases. At December 31, 2020, the Company recorded approximately $6,774,000 to operating lease right-of-use asset, and approximately $4,777,000 and $2,369,000 to short- and long-term operating lease liability, respectively. At December 31, 2020, the remaining lease term was 1.46 years for both leases.  As of September 30, 2021 and December 31, 2020, a security deposit of approximately $177,000 is included in deposits on the Company’s consolidated balance sheet.

Future minimum lease payments under these leases at September 30, 2021 are as follows:

Year	(in thousands)
2021	1,312
2022	2,408
Total lease payment	$3,720
Less: present value discount	(87)
Total	$3,633

Total rent expense of approximately $1,223,000 and $1,212,000 was included in the consolidated statement of operations and other comprehensive loss for the three months ended September 30, 2021 and 2020, respectively, and $3,668,000 and $3,372,000 for the nine months ended September 30, 2021 and 2020, respectively. Other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2021 is summarized in the table below.

Other information (in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,285	$3,744
Operating lease cost	$1,225	$3,670
Weighted average discount rate	6.0%	6.0%
Weighted average remaining lease term	0.71 year	0.71 year

11. Subsequent Events

In October 2021, the Company entered into an open market sale agreement (the “October 2021 ATM Agreement”) with Jefferies LLC, as agent, to sell shares of the Company’s common stock for aggregate gross proceeds of up to $80 million, from time to time, through an ATM equity offering program.  The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of the Company’s common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by the Company or Jefferies, LLC. The June 2020 ATM Agreement with Stifel was terminated prior to entering into the October 2021 ATM Agreement with Jefferies. As of November 1, 2021, the Company sold an aggregate 108,500 shares of common stock under the October 2021 ATM Agreement for proceeds of approximately $1.4 million, net of commissions paid, but excluding transaction expenses.

   On October 22, 2021, the Company entered into a third amendment to the Laboratory and Office Lease. Pursuant to the amendment (1) the term of the lease was extended to March 14, 2024 and (2) the monthly rental rate for the last 21 months of the lease term was increased from $375,174 to $388,305.

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

Our vision for the IL-2-based CUE-100 series has centered on three key pillars of validation, expansion and acceleration of our pipeline assets. We believe our lead clinical candidate, CUE-101, validates our technology platform and effectively reduces the risk profile of our IL-2-based pipeline, since the core framework is conserved. CUE-102 and CUE-103 allow us to expand our pipeline with the strategic intent of demonstrating modularity by incorporating different tumor antigens and human leukocyte antigen, or HLA, alleles. Acceleration of our platform applications via Neo-STATTM and RDI-STATTM (as described below) allow us to address the key challenges of tumor heterogeneity and tumor escape mechanisms. Based upon early, emerging clinical data from CUE-101, we are planning to focus our resources and core competencies on the further development of CUE-101 and additional CUE-100 series candidates, such as CUE-102 and CUE-103. In order to focus our efforts on realizing the potential value of our CUE-100 series, we intend to seek third party relationships to further develop the CUE-200, CUE-300, and CUE-400 series.

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

Our Immuno-STAT Platform Pipeline

The pipeline below details our current portfolio assets and their stages of development. CUE-101 is our most advanced clinical stage asset, representative of the CUE-100 series and is currently being dosed in a Phase 1 monotherapy trial for human papilloma virus (HPV)-driven recurrent/metastatic (R/M) head and neck cancer, as well as in a first line Phase 1 combination trial with KEYTRUDA® (pembrolizumab) in the same indication. CUE-102, our second clinical drug candidate from the IL-2 based CUE-100 series, focuses on Wilm’s tumor-1 (WT1) as the targeted tumor antigen.

We have made significant progress advancing the IL-2-based CUE-100 series and have generated a significant body of supportive data with the prospects of reducing the risk profile and enhancing prospective value for not only CUE-101, but also potentially for the entire IL-2 based CUE-100 series for oncology.  We dosed the first patient in September 2019 in a monotherapy Phase 1 dose escalation clinical trial of CUE-101 for the treatment of HPV16-driven R/M head and neck squamous cell carcinoma, or HNSCC, in late-stage treatment-refractory patients with R/M-HNSCC who have received and failed several prior lines of systemic therapy including checkpoint inhibitors such as KEYTRUDA, already approved for first-line, or 1L, HPV+R/M HNSCC. To date, CUE-101 has demonstrated a favorable tolerability profile in the monotherapy trial and continues to generate supportive and encouraging emerging data pertaining to its pharmacokinetic, or PK, and pharmacodynamic, or PD, profile, as well as anti-tumor clinical activity as evidenced by a confirmed partial response, or PR, as well as multiple confirmed stable diseases, or SDs, lasting greater than 12 weeks, in the dose escalation phase of the clinical trial. In addition, in our Phase 1 clinical trial, we have continued to observe what we believe to be emerging data supporting an overall survival advantage. We have previously reported that the first nine patients, from the dose escalation Part A, i.e., patient from cohorts 1-3, representing dose concentrations from 0.06mg/kg, 0.18mg/kg and 0.54mg/kg respectively, had a median survival of greater than or equal to 12 months, which is four months beyond the median survival of approximately eight months reported for second line patients receiving checkpoint inhibitors pembrolizumab and nivolumab as a treatment for R/M-HNSCC.

Based upon data generated in the dose escalation Part A of the trial, we have chosen cohort 6, 4mg/kg as the recommended Phase 2 dose, or RP2D, for the Part B patient expansion dose concentration. Recruitment to the expansion cohort is ongoing, and we expect to enroll a total of 20 patients at the RP2D. We have generated encouraging data from the Part B patient expansion and believe we have a potential defined registration path as a monotherapy for second line and beyond patients.

During the fourth quarter of 2020, we also initiated a Phase 1 clinical trial into the first-line R/M HNSCC setting to evaluate the potential synergy of a combination of CUE-101 with Merck Sharp & Dohme Corp.’s, or Merck’s, anti-PD-1 therapy KEYTRUDA®. The first patient in this combination study was dosed in the first quarter of 2021. In the third quarter of 2021, we completed the enrollment of the second cohort, at 2mg/kg, and initiated the enrollment of patients in the third cohort at 4mg/kg. To date, no dose-limiting toxicities have been observed in the first two cohorts. Early signs of activity in the combination study are encouraging, with three of three patients from cohort two, 2mg/kg, demonstrating reductions in their target tumor lesions on their first scan after two cycles of therapy. The potential synergy with KEYTRUDA is due to CUE-101’s design and protein engineering to selectively activate and expand tumor-targeted T cells directly in the patient’s body. We believe the potential of CUE-101 to synergize with and enhance the clinical activity of KEYTRUDA is mechanistically attractive since the presence of expanded tumor-specific T cells are a pre-requisite for and an obligatory target of anti-PD-1.  We believe that early clinical data metrics from the dose escalation cohorts of the combination trial appear to be encouraging and supportive of potential mechanistic synergy from the combination of CUE-101 and KEYTRUDA®.   In preclinical studies, we have observed activation and expansion of the targeted T cells circulating in the peripheral blood, as well as a significant expansion of tumor infiltrating lymphocytes. In addition to the Phase 1 monotherapy and combination trial with KEYTRUDA, CUE-101 is being used in an investigator sponsored Phase 2 neoadjuvant study in locally advanced HPV+ HNSCC patients at Washington University in St. Louis.  This study is expected to provide further mechanistic evidence and insights into the activation and effector function of T cells resident in tumor tissue and their impact on tumor viability and is scheduled to begin in the fourth quarter of 2021.

CUE-101 is the most advanced candidate from our IL-2 based CUE-100 series and is representative and exemplary of the union of the rational protein engineering underscoring the Immuno-STAT platform and key immunological targets, or activity nodes, to selectively enhance anti-tumor immunity. Data relating to this work were recently published in a peer-reviewed journal, Clinical Cancer Research. Importantly, we believe that the totality of clinical data with CUE-101, underscored by the recent confirmed partial response and several durable stable diseases in patients from the ongoing Phase 1 monotherapy study of CUE-101, effectively reduces the risk profile of the IL-2 based CUE-100 series. The core framework of the CUE-100 series remains essentially the same for each drug candidate, except for the 9-10 amino acid sequence of the targeting peptide epitope within the major histocompatibility complex, or MHC, pocket or the HLA in humans.  Therefore, with the exception of some protein engineering modifications to ensure stability and manufacturability, the core IL-2 scaffold is conserved as a shared molecular feature of all molecules generated within this series (including CUE-102, and the next-gen platform, Neo-STATTM, as described below).  Data pertaining to platform validation for the CUE-100 series Immuno-STATs and Neo-STATs were recently published in Nature Scientific Reports.

Furthering the development of the CUE-100 series, we are also advancing additional promising preclinical candidates that we believe hold the potential to treat multiple cancers. Data from our second product candidate of the CUE-100 series, CUE-102 (WT1) have been presented in external conferences, including most recently at the New York Academy of Science Frontiers in Cancer Immunotherapy conference in May 2021. These data support early evidence of selective T cell expansion, along with polyfunctional effector function including killing of target cells. We are continuing to develop CUE-102 toward an investigational new drug application, or IND, through enabling studies, and we anticipate filing an IND for this product candidate in the first half of 2022. We have also generated foundational data with an Immuno-STAT targeting the mutated G12V KRAS T cell epitope, CUE-103, including demonstration of activation and expansion of T cells expressing G12V-specific T cell receptors, or TCRs. These data were presented at the Society for Immunotherapy of Cancer, or SITC, meeting in November 2020 and more recently at the Immuno-Oncology conference, IO-360, in February 2021. An update on the ongoing Phase 1 clinical trial of CUE-101, as well as updates pertaining to CUE-102 and other platform assets, including CUE-103, is planned for the upcoming SITC meeting scheduled on November 10-14, 2021.  At the 2021 Federation of Clinical Immunology Societies conference in June 2021, we shared preclinical data on our CUE-401 molecule, comprised of an IL-2 variant and TGF-beta variant. These data demonstrated CUE-401 activity on iTregs both in vitro and in vivo for potential autoimmune disease indications.

Importantly, through rational protein engineering, we have expanded the reach of the Immuno-STAT platform to potentially address the diversity and heterogeneity of many cancers by developing a derivative scaffold from the CUE-100 series that contains stable “peptide-less” or “empty” MHC pocket, or HLA molecules, to which peptides of interest may be covalently attached. We refer to this derivative scaffold as Neo-STAT™. Neo-STAT is designed to provide greater flexibility for targeting multiple tumor epitopes, enhance production efficiencies, decrease time and cost to manufacture and potentially lend itself to personalized neo-antigen strategies in cancer immunotherapy as an off-the-shelf approach.

In addition, in an effort to address tumor escape mechanisms of MHC or HLA loss and related components of antigen presentation, we have engineered a bi-specific RDI-STAT (Re-Directed Immuno-STAT) platform that harnesses virally directed Immuno-STATs linked with a tumor-targeting moiety to bind to a protein on the surface of the cancer cell and make them appear as virally infected cells. This allows us to utilize the pre-existing protective anti-viral T cell repertoire present in a patient’s body to kill cancers, including those that have lost expression of MHC or HLA or have defects in antigen-presenting pathways. As with CUE-101 and our other CUE-100 series drug candidates, these innovative platforms potentially avoid systemic T cell activation and related cytokine release syndrome to provide significant differentiation over other approaches, including IL-2 variants and other bi-specific molecules, that rely on global T cell activation.

The COVID-19 Pandemic

The COVID-19 pandemic has prompted governments and regulatory bodies throughout the world to issue “stay-at-home” or similar orders, and enact restrictions on the performance of “non-essential” services, public gatherings and travel. Beginning in March

2020, we undertook precautionary measures intended to help minimize the risk of virus transmission to our employees, including the establishment of remote working standards, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. We also established policies and procedures for all personnel who enter our company premises. The policies and procedures we implemented are consistent with the rules and guidelines recommended by the Centers for Disease Control and Prevention, the Commonwealth of Massachusetts and the City of Cambridge. However, these actions or additional measures we may undertake may ultimately delay progress of our developmental goals or otherwise negatively affect our business. In addition, third-party actions taken to contain the spread of the novel coronavirus, SARS-CoV-2, and mitigate public health effects may negatively affect our business. To date, we have experienced supply chain disruptions for lab supplies used in our pre-clinical research. We do not believe any of these actions or disruptions have had a significant impact on our productivity or our operations.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2020 Annual Report, have the greatest potential impact on our financial statements, so we consider those estimates, assumptions and judgments to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2021.

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
•

Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. For the three months ended September 30, 2021, none of these milestones had been achieved by us.

•	Incur minimum product development costs per year until the first commercial sale of the first Licensed Product.

As of September 30, 2021, we were in compliance with our obligations under the Einstein License.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if we fail to meet our obligations thereunder.

We account for the costs incurred in connection with the Einstein License in accordance with Accounting Standards Codification, or ASC 730, Research and Development.  For the three and nine months ended September 30, 2021, costs incurred with respect to the Einstein License were $80,000 and $257,000, respectively. For the three and nine months ended September 30, 2020, costs incurred with respect to the Einstein License were $18,750 and $56,250, respectively. Such costs are included in research and development costs in the Company’s consolidated statement of operations and other comprehensive loss.  Pursuant to the Einstein License, we issued to Einstein 671,572 shares of our common stock in connection with the consummation of the initial public offering of our common stock on December 27, 2017.

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

In exchange for the licenses and other rights granted to Merck under the Merck Collaboration Agreement, Merck paid to us a $2.5 million nonrefundable up-front payment. Additionally, we may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the $2.5 million up-front payment described above, we are eligible to earn up to $101.0 million for the achievement of certain research and development milestones, $120.0 million for the achievement of certain regulatory milestones and $150.0 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Merck Collaboration Agreement requires us to use the first $2.5 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales. For the three months ended September 30, 2021 and 2020, we recorded approximately $293,000 and $51,000, respectively, in collaboration revenue related to the Merck Collaboration Agreement.  For the nine months ended September 30, 2021 and 2020, we recorded approximately $1,762,000 and $174,000, respectively, in collaboration revenue related to the Merck Collaboration Agreement.

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

Pursuant to the LG Chem Collaboration Agreement, we granted LG Chem an exclusive license to develop, manufacture and commercialize our lead product, CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens, or Product Candidates, in Australia, Japan, Republic of Korea, Singapore, Malaysia, Vietnam, Thailand, Philippines, Indonesia, China (including Macau and Hong Kong) and Taiwan, which we refer to collectively as the LG Chem Territory. On December 20, 2018, we reported the selection of Wilm’s Tumor 1, or WT1, as the first target antigen for a Product Candidate under the LG Chem Collaboration Agreement.  In June 2021, after ongoing discussions regarding the selection of the second of the two additional cancer antigens, we agreed with LG Chem to let the selection period expire without a second antigen being selected. We retain rights to develop and commercialize all assets included in the LG Chem Collaboration Agreement in the United States and in global markets outside of the LG Chem Territory. Under the LG Chem Collaboration Agreement, we will engineer the selected Immuno-STATs for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, thereby enhancing our market reach by providing for greater patient coverage of populations in global markets, while LG Chem will establish a chemistry, manufacturing and controls, or CMC, process for the development and commercialization of selected Product Candidates. The LG Chem Collaboration Agreement provided LG Chem with the option to select one additional Immuno-STAT for an oncology target, or an Additional Immuno-STAT, for an exclusive worldwide development and commercialization license. On December 18, 2019, we and LG Chem entered into a global license and collaboration agreement, which was amended on November 5, 2020.  We refer to such agreement, as amended, as the Global License and Collaboration Agreement.  The Global License and Collaboration Agreement supersedes the provisions of the LG Chem Collaboration Agreement related to LG Chem’s option for an Additional Immuno-STAT but generally does not become effective unless and until LG Chem exercises its option, other than certain select provisions including the length of the option period and representations, warranties and covenants of the parties.  On April 30, 2021, LG Chem’s option pursuant to the Global License and Collaboration Agreement, as amended on November 5, 2020, expired, and accordingly the Global License and Collaboration Agreement no longer contains any material obligations of ours.  We will retain an option to co-develop and co-commercialize the additional program worldwide.

Under the terms of the LG Chem Collaboration Agreement, LG Chem paid us a $5.0 million non-refundable, non-creditable up-front payment and purchased approximately $5.0 million of shares of our common stock at a price per share equal to a 20% premium to the volume weighted-average closing price per share over the thirty (30) trading day period immediately prior to the effective date of the LG Chem Collaboration Agreement. We are also eligible to receive up to an additional aggregate payments of approximately $400.0 million if certain research, development, regulatory and commercial milestones are successfully achieved. On May 16, 2019, we earned a $2.5 million milestone payment for the U.S. Food and Drug Administration’s, or FDA’s, acceptance of the IND for our lead drug candidate, CUE-101, pursuant to the LG Chem Collaboration Agreement. On December 7, 2020, we earned a $1.25 million milestone payment on the selection of a pre-clinical candidate pursuant to the LG Chem Collaboration Agreement. In addition, the LG Chem Collaboration Agreement also provides that LG Chem will pay us tiered single-digit royalties on net sales of commercialized Product Candidates, or Collaboration Products, in the LG Chem Territory on a product-by-product and country-by-country basis, until the later of expiration of patent rights in a country, the expiration of regulatory exclusivity in such country, or ten years after the first commercial sale of a Collaboration Product in such country, subject to certain royalty step-down provisions set forth in the LG Chem Collaboration Agreement.

Pursuant to the LG Chem Collaboration Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products.  In return for performing CMC process development, LG Chem is eligible to receive low-single digit royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. The amount of fees and milestone payments, as well as whether we receive royalty payments, will depend on the number of alleles selected by LG Chem and whether we exercise our option to co-develop and co-commercialize the additional program worldwide, in which case we would share costs and profits instead of receiving royalties and post-option-exercise milestones. For the three months ended September 30, 2021 and 2020, we recognized revenue of approximately $2,102,000 and approximately $653,000, respectively, related to the LG Chem Collaboration Agreement. For the nine months ended September 30, 2021 and 2020, we recognized revenue of approximately $4,925,000 and approximately $2,455,000, respectively, related to the LG Chem Collaboration Agreement.

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

Three and Nine Months Ended September 30, 2021 and 2020

Our consolidated statements of operations and other comprehensive loss for the three and nine months ended September 30, 2021 and 2020, as discussed herein, are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Collaboration revenue	$2,395	$704	$6,687	$2,679
Operating expenses:
General and administrative	4,125	3,318	12,660	11,205
Research and development	11,288	7,517	29,846	25,542
Total operating expenses	15,413	10,835	42,506	36,747
Loss from operations	(13,018)	(10,131)	(35,819)	(34,068)
Other income:
Interest income, net	25	100	42	386
Total other income	25	100	42	386
Net Loss	$(12,993)	$(10,031)	$(35,777)	$(33,682)
Unrealized (loss) gain from available-for-sale securities	—	83	(7)	82
Comprehensive loss	$(12,993)	$(9,948)	$(35,784)	$(33,600)
Net loss per common share – basic and diluted	$(0.41)	$(0.34)	$(1.16)	$(1.20)
Weighted average common shares outstanding – basic and diluted	31,515,178	29,650,909	31,064,579	28,151,361

Collaboration Revenue

Collaboration revenue was $2,395,000 and $704,000 for the three months ended September 30, 2021 and 2020, respectively. We recognized collaboration revenue of $6,687,000 and $2,679,000 for the nine months ended September 30, 2021 and 2020, respectively.  All collaboration revenue recognized was related to the performance of services under our collaboration agreements with Merck and LG Chem.

General and Administrative

General and administrative expenses totaled $4,125,000 and $3,318,000 for the three months ended September 30, 2021 and 2020, respectively. This increase of $807,000 during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was due primarily to legal expense, accounting expense related to the issuance of our common stock pursuant to an “at-the-market” equity offering program, and stock compensation related to related parties and non-related parties. We expect our general and administrative expenses to increase as we continue to expand our operations.

General and administrative expenses for the three months ended September 30, 2021 consisted of expenses related to professional and consulting fees of $1,319,000, stock-based compensation of $1,199,000, employee and board compensation of $1,064,000, rent of $263,000, insurance expense of $85,000, depreciation and amortization of $25,000, travel of $9,000, investor relations expense of $5,000 and other expenses of $155,000. General and administrative expenses for the three months ended September 30, 2020 consisted of expenses related to stock-based compensation expense of $1,050,000, employee and board compensation of $964,000, professional and consulting fees of $744,000, rent of $297,000, insurance expense of $67,000, investor relations of $53,000, depreciation and amortization of $25,000, travel of $3,000, and other expenses of $115,000.

General and administrative expenses totaled $12,660,000 and $11,205,000 for the nine months ended September 30, 2021 and 2020, respectively. This increase of $1,455,000 was due primarily to legal expense and stock compensation paid to related parties and non-related parties and promotions. We expect our general and administrative expenses to continue to increase as we expand our operations.

General and administrative expenses for the nine months ended September 30, 2021 consisted of expenses related to professional and consulting fees of $4,065,000, stock-based compensation of $3,662,000, employee and board compensation of $3,221,000, rent of $800,000, insurance expense of $254,000, depreciation and amortization of $80,000, investor relations of $19,000, travel of $14,000, and other expenses of $544,000. General and administrative expenses for the nine months ended September 30, 2020 consisted of expenses related to professional and consulting fees of $3,498,000, stock-based compensation expense of $3,060,000, employee and board compensation of $2,901,000, rent of $814,000, investor relations of $271,000, insurance expense of $194,000, depreciation and amortization of $75,000, travel of $28,000, and other expenses of $364,000.

Research and Development

Research and development expenses totaled $11,288,000 and $7,517,000 for the three months ended September 30, 2021 and 2020, respectively. This increase of $3,771,000 during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was due primarily to the increase in laboratory and drug substance manufacturing costs and clinical expenses, offset by a decrease in stock-based compensation expense. We expect our research and development expenses to increase as we expand our clinical development activities. However, some of this increase will be offset by reduced expenditures anticipated in programs outside of immune-oncology such as infectious disease (the CUE-200 series) and auto-immune disease (the CUE-300 and CUE-400 series).

Research and development expenses for the three months ended September 30, 2021 included expenses related to research and laboratory expenses of $3,551,000, employee and Scientific and Clinical Advisory Board compensation of  $2,473,000, stock-based compensation expense of $2,053,000, clinical expenses of $1,109,000, rent of $959,000, depreciation and amortization of $291,000, insurance expense of $251,000, other professional fees of $199,000, licensing fees of $175,000, travel of $13,000, and other expenses of $216,000. Research and development expenses for the three months ended September 30, 2020 included expenses related to employee and Scientific and Clinical Advisory Board compensation of $1,835,000, research and laboratory expenses of $1,558,000, stock-based compensation expense of $1,450,000, clinical expenses of $1,022,000, rent of $915,000, depreciation and amortization of $243,000, insurance expense of $168,000, other professional fees of $130,000, licensing fees of $24,000, travel of $4,000, and other expenses of $168,000.

Research and development expenses totaled $29,846,000 and $25,542,000 for the nine months ended September 30, 2021 and 2020, respectively. This increase of $4,304,000 was due primarily to the increase in laboratory and drug substance manufacturing costs and clinical expenses, offset by a decrease in new hires in 2021 and stock compensation expense related to executives. We expect our research and development expenses to continue to increase as we expand our development activities.

Research and development expenses for the nine months ended September 30, 2021 included expenses related to research and laboratory expenses of $7,805,000, employee and Scientific and Clinical Advisory Board compensation of  $7,354,000, stock-based compensation of $4,879,000, clinical expenses of $3,263,000, rent of $2,867,000, other professional fees of $1,223,000, depreciation and amortization of $868,000, insurance expense of $735,000, licensing fees of $221,000, travel expenses of $23,000, and other expenses of $608,000. Research and development expenses for the nine months ended September 30, 2020 included expenses related to research and laboratory expenses of $6,449,000, employee and Scientific and Clinical Advisory Board compensation of $6,012,000, stock-based compensation expense of $5,139,000, clinical expenses of $3,054,000, rent of $2,560,000, depreciation and amortization of $728,000, insurance expense of $489,000, other professional fees of $397,000, licensing fees of $74,000, travel expenses of $26,000, and other expenses of $614,000.

Interest Income, net

Interest income was $25,000 and $100,000 for the three months ended September 30, 2021 and 2020, respectively. This decrease of $75,000 was primarily due to lower interest yields and reduced investment of our cash in cash equivalents in marketable securities during the 2021 period.  Interest income was $42,000 for the nine months ended September 30, 2021, as compared to $386,000 for the nine months ended September 30, 2020.  This decrease of $344,000 was due to reduced investment of our cash in cash equivalents in marketable securities during the 2021 period, offset by the gain on sale of fixed assets of $19,000.

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities and cash received from Merck and LG Chem under the respective collaboration agreements. At September 30, 2021, we had cash and cash equivalents totaling $67,633,000 available to fund our ongoing business activities. Additional information concerning our financial condition and results of operations is provided in the financial statements included in this Quarterly Report on Form 10-Q.

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

In March 2020, we entered into an at-the-market, or ATM, equity offering sales agreement, or the March 2020 Sales Agreement, with Stifel Nicolaus & Company, Inc., or Stifel, to sell shares of our common stock for aggregate gross proceeds of up to $35.0 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent. As of September 30, 2021, we sold a total of 1,824,901 shares of common stock under the March 2020 Sales Agreement for proceeds of $34.3 million, net of commissions paid, but excluding estimated transaction expenses. Due to the issuance and sale of all the shares of common stock subject thereto, the March 2020 Sales Agreement terminated in accordance with its terms.

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

In June 2020, we entered into an ATM equity offering sales agreement, or the June 2020 Sales Agreement, with Stifel to sell shares of our common stock for aggregate gross proceeds of up to $40.0 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent.  The sales agreement will terminate upon the earliest of (a) the sale of $40.0 million of shares of our common stock pursuant to the June 2020 Sales Agreement or (b) the termination of the June 2020 Sales Agreement by us or Stifel. During the nine months ended September 30, 2021, we sold 907,700 shares of common stock under the June 2020 ATM Agreement for proceeds of $10.4 million, net of commissions paid, but excluding transaction expenses.  As of September 30, 2021, we sold 2,099,700 shares of common stock under the June 2020 Sales Agreement for proceeds of $32.7 million, net of commissions paid, but excluding estimated transaction expenses. The shares of common stock sold under the June 2020 Sales Agreement are made pursuant to the 2020 Shelf.

In October 2021, we entered into an open market sale agreement with Jefferies LLC, or the October 2021 ATM Agreement, to sell shares of our common stock for aggregate gross proceeds of up to $80 million, from time to time, through an ATM equity offering program under which Jefferies acts as sales agent.  The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of our common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by us or Jefferies LLC.  The June 2020 ATM Agreement with Stifel was terminated prior to entering into the October 2021 ATM Agreement with Jefferies.

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

Cash Flows

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020
(in thousands)
Net cash provided by (used in):
Operating activities	$(28,192)	$(25,495)
Investing activities	9,108	(5,436)
Financing activities	11,851	58,370
Net (decrease)/increase in cash, cash equivalents, and restricted cash	$(7,233)	$27,439

Operating Activities

During the nine months ended September 30, 2021 and 2020, we used cash of $28,192,000 and $25,495,000, respectively, in operating activities. Cash used in operating activities during the nine months ended September 30, 2021 consisted primarily of our net loss of $35,777,000, and decreases of $3,513,000 in operating lease liability, $3,354,000 in research and development contract liability, $867,000 in prepaid expenses and other current assets. Cash used in operating activities was partially offset by increases of $8,541,000 in stock-based compensation, $3,405,000 in change in operating lease right-of-use asset, $1,202,000 in accrued expenses, $948,000 in depreciation and amortization, $646,000 in accounts receivable, $400,000 in accounts payable and $250,000 in other assets.

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

Investing Activities

During the nine months ended September 30, 2021, our investing activities provided $9,108,000 in cash, compared to cash used by investing activities of $5,436,000 during the nine months ended September 30, 2020.  This increase of $14,544,000 in cash from investing activities was primarily due to the redemption of our entire short-term investment in marketable securities. Cash provided by investing activities during the nine months ended September 30, 2021 consisted of $10,000,000 for the redemption of short-term investments and $21,000 of cash received on the sale of fixed assets, offset by the purchase of property and equipment of $913,000. Cash used in investing activities during the nine months ended September 30, 2020 consisted primarily of $10,000,000 for the purchase of short-term investments, offset by a discount on securities purchased of approximately $51,000, $5,000,000 in maturities of short-term investments, and the purchase of property and equipment of approximately $487,000.

Financing Activities

During the nine months ended September 30, 2021 and 2020, we generated cash from financing activities of $11,851,000 and $58,370,000, respectively, a decrease of $46,519,000. Cash from financing activities during the nine months ended September 30, 2021, consisted of cash proceeds from the common stock sold through the June 2020 Sales Agreement of $10,357,000, net of underwriting commissions and fees, and exercises of common stock options of $2,061,000, offset by cash used of $567,000 to pay taxes related to restricted stock withheld at vesting. Cash from financing activities during the nine months ended September 30, 2020, consisted of cash proceeds from the common stock sold through our ATM equity offering programs with Stifel of approximately $56,682,000, net of underwriting commissions and fees, the exercise of common stock options of approximately $1,799,000, and cash used of approximately $111,000 to pay taxes related to restricted stock withheld at vesting.

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

We believe that our existing cash and cash equivalents as of September 30, 2021 will enable us to fund our operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

During the three and nine months ended September 30, 2021, there were no material changes to our contractual obligations and commitments as of December 31, 2020 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report.

Off-balance Sheet Arrangements

At September 30, 2021, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time.  In evaluating us and our business, you should carefully consider the information included in this Quarterly Report on Form 10-Q and in other documents we file with the SEC and the risk factors previously disclosed in “Cautionary Note Regarding Forward-Looking Statements And Industry Data—Risk Factor Summary” and “Part I, Item 1A. Risk Factors” of our 2020 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
10.1	Open Market Sale AgreementSM, dated October 1, 2021, by and between Cue Biopharma, Inc. and Jefferies LLC	X
10.2	Third Amendment to License Agreement, dated October 22, 2021, by and between Cue Biopharma, Inc. and MIL 21E, LLC.	X
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS

Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: November 9, 2021	By:	/s/ Daniel R. Passeri

Daniel R. Passeri Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 9, 2021	By:	/s/ Kerri-Ann Millar

Kerri-Ann Millar Chief Financial Officer (Principal Financial and Accounting Officer)