Form 10-K
period 2021-12-31
Cue Biopharma, Inc.
filed 2022-03-16
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $362.6 million (based on the closing price of the registrant’s common stock on June 30, 2021 of $11.65 per share).

As of March 7, 2022, the registrant had 33,010,702 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2021. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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
•
our estimates regarding expenses, future revenue, capital requirements and need for additional financing
•
our expectations regarding our ability to fund our projected operating requirements with our existing cash resources and the period in which we expect that such cash resources will enable us to fund such operating requirements;
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

This report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates. All of the market data used in this report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our drug product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

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
•
The continuing COVID-19 pandemic has, and may continue to, adversely impact our business, including our clinical trials and preclinical studies.
•
We plan to seek collaborations or strategic alliances. However, we may not be able to establish such relationships, and relationships we have established may not provide the expected benefits.
•
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
•
We have a loan agreement that requires us to meet certain operating covenants and place restrictions on our operating and financial flexibility.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company engineering a novel class of injectable biologics to selectively engage and modulate targeted T cells directly within the patient’s body. We believe our proprietary Immuno-STAT™ (Selective Targeting and Alteration of T Cells) platform, as described below, will allow us to harness the potential of the patient’s intrinsic immune repertoire to fully exploit its potential to fight cancer and restore health while avoiding the deleterious side effects of broad immune activation. In addition to the highly selective modulation of T cell activity, we believe the core features of Immuno-STATs offer competitive differentiation, including modularity, manufacturability, and convenient administration that allows for versatility to treat a broad range of disease.

While we have demonstrated the potential application of our protein designed Immuno-STAT platform in preclinical studies in cancer, chronic infectious disease, and autoimmune disease, we are currently prioritizing and strategically focusing on drug product candidates for treating cancer in our CUE-100 series, which exploits rationally engineered interleukin 2, or IL-2, in context of the core Immuno-STAT framework for selective activation of targeted tumor-specific T cells. We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series.

Our drug product candidates are in various stages of clinical and preclinical development, and while we believe that these candidates hold significant potential value, our activities are also subject to significant risks and uncertainties. We have not yet commenced any commercial revenue-generating operations, have limited cash flows from operations, and will need to access additional capital to fund our growth and ongoing business operations.

Our Immuno-STAT Platform Pipeline

The pipeline chart below details our current portfolio assets and their stages of development. We have determined to prioritize and strategically focus on our oncology programs in our IL-2 based CUE-100 series, and we are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series.

We have made significant progress advancing the IL-2-based CUE-100 series for oncology. CUE-101, representative of the CUE-100 series, is our most advanced clinical stage asset, currently being dosed in a second line and beyond Phase 1b monotherapy trial for human papilloma virus, or HPV, driven recurrent/metastatic head and neck cancer, or R/M HNSCC, as well as in a first line Phase 1 combination trial with KEYTRUDA® (pembrolizumab), the current standard of care, for R/M HNSCC. In June 2021, we completed the dose escalation phase of our monotherapy Phase 1 clinical trial of CUE-101 for the treatment of HPV16-driven R/M HNSCC in late-stage treatment-refractory patients, and subsequently commenced the enrollment expansion stage at the 4mg/kg recommended Phase 2 dose, or RP2D. These patients have received and failed several prior lines of systemic therapy, including checkpoint inhibitors, or CPIs, such as KEYTRUDA, already approved for first-line HPV+R/M HNSCC. To date, CUE-101 has demonstrated a favorable tolerability profile in the monotherapy trial as well as encouraging preliminary anti-tumor clinical activity. In January 2022, we reported that of the 14 evaluable patients dosed at the RP2D of 4 mg/kg, we observed a confirmed partial response, or PR, lasting greater than 36 weeks, and an additional six patients with confirmed stable disease, or SD, lasting greater than or equal to 12 weeks. We have also observed promising preliminary data with respect to CUE-101’s pharmacokinetic, or PK, and pharmacodynamic, or PD, profile, as well as biomarker data with respect to circulating HPV DNA as a potential proxy of immune stimulation that may result in anti-tumor effects. At the Society for Immunotherapy of Cancer, or SITC, in November 2021, we reported that we have observed preliminary, robust PK with dose proportional exposure that was sustained across repeat dosing with no evidence of drug clearing antibodies.

During the first quarter of 2021, we dosed the first patient in our first-line Phase 1 combination trial of CUE-101 with KEYTRUDA. We believe the potential synergy of CUE-101 with KEYTRUDA is due to their complementary mechanisms of action, specifically, CUE-101’s protein engineered design to selectively engage, activate and expand targeted tumor-specific T cells directly in the patient’s body and KEYTRUDA’s mechanism of checkpoint signaling blockade that prevents the tumor from using PD-1/PDL-1 to shut down attacking T cells.

We believe that CUE-101 has the potential to synergize with and enhance the clinical activity of KEYTRUDA and potentially other CPIs since the presence of expanded tumor-specific T cells is a pre-requisite for and an obligatory target of anti-PD-1 therapy.

As the most advanced candidate from our IL-2 based CUE-100 series, CUE-101 is exemplary of the Immuno-STAT platform and underscores the key immunological targets, or immune activity nodes, required to selectively enhance anti-tumor immunity. Importantly, we believe that the CUE-101 clinical data we have generated to date reduces the risk profile of the entire IL-2 based CUE-100 series because the core framework of the CUE-100 series remains essentially the same for each drug product candidate, except for the targeting peptide epitope within the major histocompatibility complex, or MHC, pocket or the human leukocyte antigen, or HLA. Therefore, with the exception of some protein engineering modifications to ensure stability and manufacturability, the core IL-2 scaffold is a shared molecular feature of all molecules generated within this series (including CUE-102, and the next-generation platform, Neo-STATTM, as described below).

We are also advancing additional development candidates within the CUE-100 series that we believe have the potential to treat multiple cancers. CUE-102, targets Wilm’s tumor protein, or WT1, an oncofetal antigen known to be over-expressed in more than 20 different cancers, including both solid tumors (such as colorectal, ovarian, pancreatic and lung) and hematologic malignancies (such as acute myeloid leukemia, multiple myeloma and myelodysplastic syndromes). Preclinical data from CUE-102 were recently presented at the New York Academy of Science Frontiers in Cancer Immunotherapy meeting in May 2021 and at the SITC meeting in November 2021. We believe these data support the premise of selective WT1 specific T cell activation and expansion, along with polyfunctional effector function including killing of target cells. We anticipate filing an investigational new drug application, or IND, for CUE-102 by the end of the first quarter of 2022.

We have also generated foundational preclinical data with Immuno-STATs targeting the mutated G12V KRAS T cell epitope including demonstration of activation and expansion of T cells expressing G12V-specific T cell receptors, or TCRs, and we are developing CUE-103, also in the CUE-100 series, for targeting the KRAS G12V mutation. Preclinical data from CUE-103 were presented at the Immuno-Oncology conference in February 2021 and at the SITC meeting in November 2021.

Importantly, we have expanded the potential reach of the Immuno-STAT platform to address tumor heterogeneity and diversity of many cancers by developing a derivative scaffold from the CUE-100 series containing stable “peptide-less” or “empty” MHC pockets or HLA molecules, to which defined peptides of interest may be covalently attached. We refer to this derivative scaffold as Neo-STAT™. Neo-STAT is designed to provide greater flexibility for targeting multiple tumor epitopes, enhancing production efficiencies, decreasing time and cost to manufacture and potentially lending itself to personalized neo-antigen strategies in cancer immunotherapy as an off-the-shelf approach. Furthermore, we have attempted to address the resistance mechanism found in a subset of solid tumors which escape immune surveillance by a down-regulation of HLA, thereby making the tumor “invisible” to T cells. Our approach entails a derivative of the CUE-100 series referred to as RDI-STAT taking advantage of the clinical validation of the CUE-100 series from our Immuno-STAT platform, by deploying a targeting moiety on the FC fragment to bind to a surface protein found on the tumor. Through this approach, we believe we may be able to “paint” the tumor with a viral epitope placed within the HLA pocket of the CUE-100 series Immuno-STAT with the potential of invoking an immune attack.

We have also developed three additional biologic series within the Immuno-STAT platform outside of oncology: CUE-200, CUE-300, and CUE-400, each specifically designed through rational engineering to possess distinct signaling modules for desired biological mechanisms that may be applied across many diseases. The CUE-200 series is focused on cell surface receptors including CD80 and/or 4-1BBL to address T cell exhaustion associated with chronic infections. The CUE-300 series, for autoimmune diseases, incorporates the inhibitory PD-L1 co-modulator for selective inhibition of the autoreactive T cell repertoire. The CUE-400 series, for autoimmune diseases with diverse or unknown autoantigens, represents a novel class of bispecific molecules designed to selectively and effectively expand induced regulatory T cells, or iTregs. We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop the CUE-200, CUE-300 and CUE-400 series.

Our Business Strategy

Our primary objective is to become a leading biopharmaceutical company developing breakthrough, highly selective and differentiated biologics for safe and effective therapeutic immune modulation directly in patients having high unmet medical need. In order to achieve this objective, we are focused on the following strategies:

Advance our IL-2-based CUE-100 series for oncology

•
Through CUE-101, as representative and exemplary of our IL-2 based CUE-100 series, we intend to demonstrate that IL-2 can be selectively and tolerably delivered to the specific cellular immune compartment relevant for anti-tumor immunity. These data would be in contrast to other approaches, focused on systemic delivery of IL-2 variants, with little or no specificity for the activation of the anti-tumor T cell repertoire.
•
We plan to continue to execute clinical trials that are designed using a translational approach to demonstrate CUE-101’s ability to selectively engage, activate and expand the patients’ own endogenous HPV16-specific T cell repertoire to target, attack and kill tumor cells.
•
We plan to expand patient access and potentially enhance clinical outcomes by addressing the significant unmet patient need, which we are currently seeking to do by establishing foundational mechanistic evidence in our second line and beyond monotherapy Phase 1 clinical trial for HPV16-driven R/M HNSCC and in our first-line Phase 1 combination trial with KEYTRUDA in the first-line R/M HNSCC setting.
•
Through our ongoing and planned clinical trials, we are working to build a clinical data set that demonstrates the PK/PD, tolerability and anti-tumor effect of CUE-101 as a monotherapy and the potential clinical synergy in combination with anti-PD-1 therapy in patients with HPV16-driven HNSCC.
•
We are also leveraging our modular and versatile Immuno-STAT platform to generate and advance a pipeline of Immuno-STATs and Neo-STATs with strategic partnering to enable global patient reach, including, within the CUE-100 series, through our collaboration and strategic territory partnership with LG Chem, Ltd., or LG Chem, for CUE-101 and CUE-102 for Asian markets.

Seek strategic partnerships and collaborations for our programs outside of oncology

•
Beyond the IL-2-based CUE-100 series for addressing a broad range of cancers, we also have a pipeline of drug product candidates and programs designed to address the significant, unmet medical need for treating serious, life threatening indications, such as autoimmune disease and infectious disease. As a result of our prioritization and strategic focus on oncology, we are actively seeking third party support through partnerships and collaborations, or alternative funding structures to further develop our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series.

Our Approach

The human immune system is comprised of a number of specialized cell types that collectively function to defend the body against foreign threats as well as the development of cancers. One such specialized cell type, the human T cell, is a subtype of a white blood cell that plays a central role in the immune system. During an immune response, T cells are activated via close encounters with a specialized cell type known as the antigen presenting cell, or APC. Prominent APC types include dendritic cells, macrophages, and B cells. The primary function of an APC is to uptake antigens, primarily proteins, catabolize (i.e., break them down into peptides) and display them on their cell-surface in complex with specialized molecules known as MHC molecules or HLA. This critical function of an APC, also referred to as “antigen processing and presentation”, ultimately results in generation of the key molecular substrate – the peptide MHC complex, or pMHC (pMHC will also be used to designate pHLA in humans) – that is recognized by the T cell via its TCR.

The source of antigens for APC processing and presentation is expansive: antigens from pathogens such as viruses, bacteria, mutated proteins from cancers, and others, activate T cells for protective immunity; importantly, antigens from tumor cells are key for robust anti-tumor T cell responses; and antigens from self-tissue are aberrantly recognized by autoreactive T cells that ultimately induce damage to the host. Hence, the nature of the pMHC complex on the APC establishes the specificity of the T cell response. The intimate interactions between the T cells and APCs occur within a molecular interface known as the immunological or immune synapse wherein the TCR-pMHC engagement as well as additional accessary signals are sensed by T cells resulting in T cell activation or regulation. In essence, the immune synapse allows controlled engagement and selective activation of T cells through the presentation of two distinct signals: Signal 1, TCR engagement of the pMHC; and Signal 2, activating co-stimulatory (or co-inhibitory) signals.

The core protein framework for the Immuno-STAT platform builds upon our ability to combine the key activation signals for T cell modulation (i.e., Signal 1 and Signal 2) into a singular molecular scaffold. The “activation” of a T cell requires the presence of a distinct co-stimulatory, or co-regulatory signal, including cytokines, such as IL-2. It is important to note that the presence of a “co-stimulatory” signal is essential for effective activation and proliferation.

As shown below, the core framework of an Immuno-STAT molecule has a stabilized pHLA component that selectively engages those T cells harboring TCRs for tumor-specific peptides, representing Signal 1. In addition, Immuno-STATs contain activating signals, including modified IL-2 in the case of the CUE-100 series, that can be selectively delivered to tumor-specific T cells, representing Signal 2. The core protein framework is built upon an Fc backbone that provides significant structural stability. Modularity is a major strength of the Immuno-STAT framework that allows us to target diverse tumor antigens along with safely delivering a breadth of activating signals. The specific and selective modulation of cancer-relevant T cells while circumventing global immune activation allows us to achieve therapeutic dosing of highly immune-activating signals such as IL-2. Furthermore, Immuno-STAT molecules are manufactured using established and well-defined processes currently used for antibody and Fc-fusion molecules.

Immuno-STAT Platform Framework

Peptide Epitope & MHC: A stabilized peptide-major histocompatibility complex (pMHC), Class I or II, to selectively engage disease-relevant T cells by incorporating diverse antigenic peptides of interest and choosing different MHC (or HLA) alleles to provide broad coverage for global patient populations.

Activation: Distinct co-stimulatory or co-regulatory signals, including cytokines, cell-surface receptors, and other targeting modalities, to control the activity of disease-relevant T cells.

Fc Backbone: Well-characterized protein construct from human antibodies to provide stability and ease of manufacturability that can be engineered to dial in or out biological and effector functions.

We believe this dual requirement of a specific pMHC interacting with its corresponding TCR, along with a co-stimulatory signal, such as IL-2, is addressed with our CUE-100 series, which drug product candidates are designed to engage the T cells directly with no dependency on the APCs. This is the core focus of the Immuno-STAT platform and its core strategic advantage and differentiation.

The Immuno-STAT: “Immune Responses, on Cue”

We are developing a proprietary class of biologic drug product candidates designed to selectively modulate the activity of antigen-specific T cells directly in a patient’s body. Through our Immuno-STAT platform, we aim to emulate or “mimic” the signals presented naturally within the immune synapse when the body is mounting an immune response. We seek to accomplish this signaling through the fusion of a TCR targeting pMHC complex (i.e., Signal 1) with co-stimulatory signaling molecules (i.e., Signal 2). This co-engagement of signals through the TCR and co-stimulatory receptor mimics and recapitulates the signals encountered in nature by T cells upon successful interactions with APCs. By design, the Immuno-STATs harness “nature’s cues” for antigen specificity, along with appropriate secondary activating or inhibitory signals, to result in targeted T cell modulation.

In May 2020, we entered into a strategic research collaboration with Dr. Michael Dustin and the University of Oxford to determine the molecular mechanisms underlying the activity of our IL-2 based CUE-100 series biologics. Data from this strategic research collaboration were presented in February 2022 at the Biophysical Society Annual Meeting supporting the hypothesis that Immuno-STAT’s concurrent delivery of antigen and IL-2 signals results in robust synapse formation, providing for selective T cell activation. We believe that the cumulative, preliminary clinical data generated to date in our ongoing Phase 1 trial for CUE-101 supports this underlying hypothesis of selective T cell activation with corresponding antitumor activity and clinical benefit.

During the last decade, there have been substantial efforts made to therapeutically modify the function of immune cells, such as T cells, to either enhance tumor killing in the context of oncology or protect tissue in the context of autoimmune disease. Much of the focus has centered on approaches, including cytokines, cytokine inhibitors, CPIs, and bi-specifics, that rely on systemic, non-specific immune activation for treating cancer or suppression for treating autoimmune disease. Significant challenges for such approaches remain to be addressed, however, regarding specificity, efficacy, and patient safety.

More recently in oncology, adoptive cell therapies (e.g., CAR-Ts, TCR-Ts or ACTs) have shown promise in a process requiring the extraction and modification of T cells from patients, activating, stimulating, and expanding them outside the body (i.e., ex vivo) and then infusing large numbers of cells back into the patients for potential therapeutic benefit. While these approaches have demonstrated some encouraging and impressive clinical responses in several hematologic malignancies, and some solid cancers, they are also associated with significant toxicities, including life threatening cytokine release syndrome and induction of self-reactivity, i.e., autoimmune disease. Moreover, labor-intensive technical requirements and expense associated with individualized T cell extraction, ex vivo amplification or modification, and patient infusion represent significant scaling and cost challenges. This is in addition to the immunodepleting chemotherapy required to condition the patient prior to infusion that may limit the usage of these therapeutic modalities.

Enhancing the Body’s Capacity to Fight Cancer

Realizing the potential promise of cancer immunotherapy requires effective and well-tolerated activation and enhancement of the body’s intrinsic cancer-fighting capacity. Because an extremely small fraction of a patient’s entire T cell repertoire, estimated to be less than 0.1%, is specific to that patient’s cancer, non-specific modulation of all T cells, we believe that without a bias towards the tumor-specific T cells, via modalities like rIL-2, CPIs or bispecific T cell engagers, will continue to provide sub-optimal outcomes for most patients.

We believe that our IL-2-based CUE-100 series could solve the problem as to how to activate and amplifying only those cancer-relevant immune cells without broadly activating the vast majority of tumor-irrelevant cells, by selectively targeting, activating and proliferating cancer-specific immune cells directly in the patient’s body, achieving well tolerated and therapeutically effective dose levels.

We believe that our Immuno-STAT and derivative drug product candidates, such as Neo-STAT, may offer important clinical advantages over competing immunotherapy approaches, including:

•
“Off-the-Shelf” and ready to use biologics that specifically target and selectively modulate disease relevant T cells;
•
Administration directly into the patient’s body without involving extraction and ex-vivo manipulation of T cells (e.g., cell therapy) or rigorous pre- and post- therapy conditioning of the patient;
•
Ability to target disease specific T cells with specificity, and selectively control the quantity and properties of the co-stimulatory signal – in contrast to global activation through systemic, non-selective signaling that is common to therapies such as rIL-2 and bi-specifics;
•
Access to a broad set of disease targets and patient populations;
•
Standard delivery format (intravenous or subcutaneous) with a convenient dosing schedule (weekly or monthly) for the patient that can be administered by specialists and community-based physicians; and
•
Utilization of industry standard development and production process to support a cost-of-goods and supply chain similar to monoclonal antibodies providing for timely and efficient drug supply.

IL-2 Therapy Challenges

The challenges of current IL-2 therapies have centered around a lack of selectivity and indiscriminate immune activation, resulting in poor tolerability and limited therapeutic dosing ranges. The primary challenge with wild-type IL-2, and the different IL-2 variants in development, is that these molecules will indiscriminately engage the vast majority of the patient’s CD8+ T cells, most of which have no relevance to or effect on the patient’s tumor.

To maximize the fullest potential of IL-2 for cancer therapy, we engineered the CUE-100 series Immuno-STATs to selectively deliver modified IL-2 to tumor-specific T cells while avoiding the systemic activation of all other non-target T cells. Our IL-2 variant is affinity attenuated such that it is designed to selectively act only on tumor-specific T cells whose TCR is engaged to pHLA component of the Immuno-STAT. If the TCR is not engaged, as would be the case with the majority of non-tumor-specific T cells, then the signal from the reduced-affinity IL-2 variant by itself is insufficient to activate the non-tumor-specific T cells. Through the concurrent signaling from the HLA-epitope/TCR complex (signal 1) and IL-2 co-stimulatory signaling (signal 2), we believe we are able to enable the selective and specific activation and amplification of cancer-relevant T cells. In addition, we believe the modularity of the CUE-100 series will allow us to generate diverse therapeutic molecules containing different tumor antigens to target many cancers.

CUE-101

Our lead product candidate from the CUE-100 series, CUE-101, is a fusion protein biologic designed to target and activate antigen-specific T cells to fight HPV-driven cancers. As shown in the figure below, CUE-101 contains an IL-2 variant and a pMHC composed of HLA-A*02:01 complexed with a dominant peptide derived from the human papilloma virus-16 E7 protein, or HPV-16 E7. HPV-16 E7 protein is a primary driver of tumorigenesis and a highly conserved cancer-associated epitope, making it an attractive target for T cell immunotherapy development.

CUE-101 Immuno-STAT Design

We have performed extensive in vitro and in vivo preclinical studies with CUE-101, which have been published in Clinical Cancer Research (Quayle et. al. CUE-101, a Novel HPV16 E7-pHLA-IL-2-Fc Fusion Protein, Enhances Tumor Antigen Specific T Cell Activation for the Treatment of HPV16-Driven Malignancies).

CUE-101 Clinical Development

We are currently conducting a Phase 1 monotherapy trial of CUE-101 in second line and beyond patients with HPV+R/M HNSCC and a Phase 1 combination trial of CUE-101 with KEYTRUDA in first line patients with HPV+R/M HNSCC. We also initiated an investigator sponsored Phase 1b neoadjuvant trial with Washington University in St. Louis in locally advanced HPV+ HNSCC patients in the second half of 2021.

Treatments for patients with HPV+ cancers represent an important unmet medical need of approximately 24,600 cases of head and neck, cervical, and genitoanal cancers in the United States every year, leading to approximately 9,000 deaths annually.

Phase 1 Monotherapy Trial of CUE-101

We completed the dose escalation portion of our Phase 1 monotherapy trial in June 2021 and have continued to enroll patients in an expansion stage Phase 1b at the RP2D of 4 mg/kg. Over the course of the dose-escalation portion of the Phase 1 monotherapy trial, 38 patients were treated across seven dose-escalation cohorts, ranging from 0.06mg/kg to 8mg/kg, without a maximum tolerated dose having been identified. We believe this demonstrates the specificity and selective activity of CUE-101 and supports our belief that through protein engineering, we have designed a biologic for selective engagement and activation of targeted, cancer-relevant T cell populations, potentially sparing patients of the deleterious side effects resulting from indiscriminate activation though systemic IL-2 approaches. As a result of the cumulative data from the dose escalation portion of the Phase 1 trial, we selected 4 mg/kg as the RP2D due to our analysis of PD effect, clinical activity and patient tolerability. In January 2022, we reported that of the 14 evaluable patients dosed at the RP2D of 4 mg/kg, we observed a confirmed partial response, or PR, lasting greater than 36 weeks, and an additional six patients with confirmed stable disease, or SD, lasting greater than or equal to 12 weeks. In January 2022, we also reported our observation of an ongoing trend of enhanced overall survival (OS) in these patients receiving CUE-101 monotherapy as a third line or greater treatment. At SITC, we reported that we have observed preliminary, robust PK with dose proportional exposure that was sustained across repeat dosing with no evidence of drug clearing antibodies. We have also reported the expansion of targeted, HPV E7 specific disease relevant T cells in the blood of patients and evidence of tumor T cell infiltration on biopsies of tumors.

The table below illustrates the safety and tolerability of CUE-101 in the 45 patients treated across all monotherapy doses as of January 25, 2022. As of January 25, 2022, CUE-101 at the RP2D of 4 mg/kg appears to be well tolerated in the target population. The most common adverse events observed are fatigue, anemia, and decreased lymphocyte counts. All of the serious adverse events and adverse events observed to date are consistent with those that are observed with IL-2 administration or are typical of those observed with CPIs in the treatment of cancer patients. Of note, no events of capillary leak syndrome or severe cytokine storm have been observed to date.

Preliminary Safety and Tolerability Data from Phase 1 Monotherapy Trial

Based on preliminary survival data for the 47 patients treated as of March 13, 2022 with CUE-101 as a monotherapy in both the dose escalation and dose expansion portions of the trial, we estimate median overall survival to be approximately eight months, which approximates the anticipated median overall survival for HPV + HNSCC patients treated with CPIs in the second line setting based on published retrospective analyses. Although preliminary, we are encouraged that as of March 13, 2022, 22 patients remain on treatment or are in follow-up, and we believe this could demonstrate the potential for enhancement of survival in patients treated with CUE-101 as a monotherapy.

Phase 1 Trial of CUE-101 in Combination with KEYTRUDA

During the fourth quarter of 2020, we initiated a Phase 1 clinical trial of CUE-101 in combination with KEYTRUDA in the first-line R/M HNSCC treatment setting. The first patient in this combination study was dosed in the first quarter of 2021. In the third quarter of 2021, we completed the enrollment of the second cohort, at 2 mg/kg, and initiated the enrollment of patients in the third cohort at 4 mg/kg. To date, no dose-limiting toxicities have been observed in the three cohorts. Early signs of activity in the combination study are encouraging, with three of three patients from cohort two, 2 mg/kg, demonstrating reductions in their target tumor lesions on their first scan after two cycles of therapy. To date, of the four patients treated in dose escalation in the second cohort (2mg/kg) and the third cohort (4mg/kg), two patients have ongoing, confirmed partial responses.

As shown in the graphic and charts below, in the patient with a confirmed partial response from cohort 2, reductions were observed in four out of four target lesions.

CUE-101 in Combination Trial Patient Scan Cohort 2

Other Applications of Immuno-STATs to Oncology

We plan to leverage our Immuno-STAT platform’s modularity and versatility to design and develop additional Immuno-STATs, including CUE-102 and CUE-103, to further address the various therapeutic challenges of cancer, i.e., addressing tumor heterogeneity and escape mechanisms. We have approached this through the flexibility of design of the various Immuno-STAT components, including specific targeting peptides associated with various indications; and targeting distinct global patient populations via diverse HLA alleles. Furthermore, we have designed Immuno-STAT derivatives to address tumor complexity and heterogeneity through the Neo-STAT platform whereby the MHC or HLA complex of an Immuno-STAT is stabilized and produced with an empty HLA-pocket, allowing for the chemical attachment of defined epitopes post manufacturing. This design affords the opportunity to address tumor heterogeneity by using a mixture of epitopes and potentially provides production scale/efficiencies, flexibility and may have the potential to be “personalized” through sequencing a patient’s tumor and defining targeted mutations and cancer-specific epitopes. The modularity of this unique platform provides us the opportunity to generate therapeutic molecules across many different cancers to and allows the design of novel constructs incorporating structures having desired combined properties.

CUE-102

CUE-102 leverages substantially the same CUE-101 framework except the peptide has been changed with a pMHC derived from WT1, an oncofetal antigen known to be over-expressed in more than 20 different cancers, including both solid tumors (such as colorectal, ovarian, pancreatic and lung) and hematologic malignancies (such as acute myeloid leukemia, multiple myeloma and myelodysplastic syndromes). Patients with WT1 associated cancers represent an important unmet clinical need and underscore the opportunity for promising new therapeutics. We anticipate the filing of an IND for CUE-102 by the end of the first quarter of 2022.

We have generated a comprehensive preclinical data set with CUE-102 to support our planned IND filing. We have observed ex-vivo expansion of WT1-specific T cells from primary human donors (as shown in the top left figure below), and in vivo expansion of T cells in HLA-A02 transgenic mice treated with CUE-102 (as shown in the bottom figure before). Importantly, we observed T cells expanded with CUE-102 activating polyfunctionality and cytotoxic killing of target cells (as shown in the top right figure below), both of which are key attributes of a desirable anti-tumor T cell response. Similar to CUE-101, CUE-102 is a fusion protein biologic built on the IL-2 based CUE-100 series designed to target and activate antigen-specific T cells to fight cancers—in the case of CUE-102, those overexpressing WT1.

CUE-102: Expansion and Polyfunctionality of WT1-Specific T Cells

CUE-103

We are also developing CUE-103, a CUE-100 series Immuno-STAT targeting the KRAS G12V mutation. This mutation is associated with many solid tumor types including colorectal carcinoma, lung cancer and pancreatic cancer. We believe the KRAS G12V T cell epitope provides a novel opportunity for immuno-therapeutic targeting of a primary tumor driver mutation, such as KRAS. We disclosed data suggesting the feasibility of production of HLA-A11 Immuno-STATs with functional engagement and activity on targeted T cells possessing T cell receptors specific for the G12V mutation at the SITC meeting in November 2020. These data further underscore the modularity of the Immuno-STAT platform by extending the application to include additional HLA alleles, in this case HLA-A11, as well as modifying the targeting epitope. We are also exploring other HLA alleles, such as A03, to develop additional Immuno-STAT molecules that target KRAS G12V.

Neo-STAT Platform

In addition to the Immuno-STAT biologics described above, engineered as fusion protein biologics, each requiring a dedicated stable cell line for production of good manufacturing practice, or GMP, material, we have engineered a next generation derivative approach, referred to as Neo-STAT™, that we expect could significantly enhance productivity and increase our flexibility, including targeting multiple tumor antigens, neo-antigens and post-translationally modified antigens (e.g., targeting of phospho-peptides from tumor cells). A key focus of the Neo-STAT platform is to generate a “peptide-less” or “empty” MHC pocket within the Immuno-STAT scaffold of the CUE-100 series. We would then deploy peptide-conjugation chemistry to covalently attach peptides to the Neo-STAT scaffold. We believe Neo-STAT has the potential to provide enhanced productivities and greater flexibility enabling the ability to generate therapeutic molecules targeting multiple tumor antigens, and to develop future strategies to deploy the Neo-STAT platform for personalized tumor neo-antigens. Importantly, the Neo-STAT framework has the potential to provide scale which would enable us to optimize production efficiencies from a cost, timing, and yield perspective.

We have made significant progress with our Neo-STAT platform, including feasibility proof of concept, creation of a master cell line and generation of experimental data demonstrating expansion and activation of primary human T cells with HLA-A02 Neo-STAT molecules deploying different T cell epitopes including tumor antigens (MART-1) or infectious antigens (CMV, SARS-Cov-2), as examples (see below). We presented a detailed description on the protein engineering of the Neo-STAT platform at the Protein Engineering and Cell Therapy Summit meeting in August 2020. We plan to continue to progress the Neo-STAT platform with efforts designed to demonstrate the versatility of our platform approach and the potential for broad therapeutic applications to address the pressing need for more effective cancer immunotherapies. The graphic below illustrates Neo-STATs and Immuno-STATs with the same antigenic peptide activating peptide specific CD8+ T cells.

Neo-STATs and Immuno-STATs with the Same Antigenic Peptide Activate Peptide Specific CD8+ T Cells

We believe that our current and planned applications of our Immuno-STAT and Neo-STAT platforms potentially address therapeutic challenges seen with current treatments and may benefit from the ongoing risk-reducing data generated through our ongoing clinical trials of CUE-101, especially as it relates to the tolerability profile of our reduced-affinity IL-2 and novel biologics platform. This is due to the fact that the core framework of the CUE-100 series remains largely the same for each drug product candidate, except for the targeting peptide epitope within the MHC pocket.

In summary, we have focused and deployed our efforts and resources in oncology and have made significant progress demonstrating the potential for our IL-2 based CUE-100 series to selectively stimulate a patient’s immune system against cancer with our ongoing trials of CUE-101 addressing HPV+ R/M HNSCC and preclinical studies of CUE-102 targeting T cells recognizing WT1 to address multiple solid and hematological cancers. We have also implemented a strategy of exploiting the potential applications of the CUE-100 series framework into multiple derivative constructs possessing specific properties and mechanistic activities to address multiple cancer types and diverse clinical conditions. We believe through our strategic initiatives of first establishing the proof of concept, risk reduction and clinical validation through the clinical development of CUE-101, targeting HPV+ HNSCC in a second line treatment and beyond monotherapy trial, as well as demonstrating potential mechanistic synergy with CPIs in first line patients, we have established a foundation from which we believe can expand market access and therapeutic reach to patients suffering from a wide range of cancers.

Application of Immuno-STATs Outside of Oncology: CUE-200, CUE-300 and CUE-400

In addition to oncology, we have made recent advances for autoimmune diseases where our core strategy has centered on two major themes: (i) modulating antigen-specific T cells with Immuno-STATs in diseases with restricted or known autoantigens (e.g., type 1 diabetes), and (ii) exploiting a pathway-specific approach via modalities focused on regulatory T cells and other mechanisms that could be broadly applied to autoimmune diseases with unknown or diverse autoantigens. In the first instance we have generated data through our collaboration with Merck demonstrating the possibility of a potential clinical candidate with our CUE-300 series for targeting autoreactive T cells in type 1 diabetes.

Additionally, we expanded our reach into chronic autoimmune diseases having diverse and/or uncharacterized antigens by focusing on activating and increasing regulatory T cells for re-setting immune balance. Our first candidate from this effort, CUE-401, incorporates two key signals, namely IL-2 and TGF-beta, for differentiation and expansion of iTregs.

Furthermore, we have assessed the potential of developing programs from the Immuno-STAT platform for treating infectious diseases with the CUE-200 series through research being conducted by Dr. Steven Almo, a co-founder of the company and Chair of Biochemistry at The Albert Einstein College of Medicine.

As a result of our prioritization and strategic focus on oncology, we are actively seeking third party support through partnerships and collaborations, or alternative funding structures to further develop our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series.

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

The Einstein License is a royalty-bearing license obligating us to pay a percentage of proceeds received from sales of categories of Licensed Products at low single digit rates. We have also agreed to share a portion of our proceeds that we derive from other agreements, like sublicense agreements, relating to Licensed Products that we may enter into. The percentage of such proceeds that we are required to pay Einstein ranges from the low to mid-teens, depending on how far we have developed a Licensed Product before we enter into an agreement relating to the Licensed Product. These percentages are reduced for sales of Licensed Products in countries where a competing product exists and for products or services involving the use or incorporation of technology received from Einstein relating to synapse for targeted T cell activation molecules, receptor ligand identification or platforms for T cell monitoring. In addition to our obligation to pay royalties based upon a percentage of proceeds from sales of Licensed Products, we have also agreed to pay Einstein annual maintenance fees. The maintenance payments are creditable against any royalty payments we pay under the Einstein License. For the year ended December 31, 2021, we paid $75,000 to Einstein in license and license maintenance fees under the Einstein License.

Under the Einstein License, we are also obligated to make milestone payments corresponding to: (i) approval of the first IND by the FDA or foreign equivalent for a Licensed Product; (ii) approval of any subsequent IND application or foreign equivalent for a “new indication” for a Licensed Product; (iii) initiation of Phase 2 clinical trials or foreign equivalent on a Licensed Product; (iv) initiation of Phase 2 clinical trials or foreign equivalent for a “new indication” for a Licensed Product; (v) initiation of Phase 3 clinical trials or foreign equivalent on a Licensed Product; (vi) initiation of Phase 3 clinical trials or foreign equivalent for a “new indication” for a Licensed Product; (vii) the first commercial sale of a Licensed Product; (viii) the first commercial sale of each “new indication” for one of our previously approved Licensed Products; and (ix) cumulative sales of certain Licensed Products reaching certain threshold amounts. The aggregate amount of milestone payments made under the Einstein License may equal up to $1.85 million for each Licensed Product and up to $1.85 million for each new indication of a Licensed Product. Additionally, the aggregate amount of one-time milestone payments based on cumulative sales of all Licensed Products may equal up to $5.75 million. As of December 31, 2021, we have made one milestone payment of $150,000 for the approval by the FDA of the IND for CUE-101.

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

If we fail to meet any of the Diligence Milestones, Einstein will have the right to terminate the Einstein License if such Diligence Milestone is not satisfied within thirty days from receiving a written notice of default from Einstein. Under certain circumstances and upon prior notice to Einstein, we may have the right to an additional extension of our Diligence Milestones if, despite our commercially reasonable efforts we are not able to satisfy the Phase 2 clinical trial Diligence Milestone or any subsequent Diligence Milestone. As of the date of this report, we have met all required Diligence Milestones.

Our Collaboration Agreement with Merck

On November 14, 2017, we entered into an Exclusive Patent License and Research Collaboration Agreement, or the Merck Collaboration Agreement, with Merck for a partnership to research and develop certain of the Company’s proprietary biologics that target certain autoimmune disease indications, or the Initial Indications. We view this Merck Collaboration Agreement as a component of our development strategy since it will allow us to advance our autoimmune programs in partnership with a world class pharmaceutical company, while also continuing our focus on our more advanced cancer programs. The research program outlined in the Merck Collaboration Agreement entails (1) our research, discovery and development of certain Immuno-STAT drug product candidates up to the point of demonstration of certain biologically relevant effects, or Proof of Mechanism, and (2) the further development by Merck of the Immuno-STAT drug product candidates that have demonstrated Proof of Mechanism, or the Proposed Drug Product Candidates, up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Drug Product Candidates’ profiles as described in the Merck Collaboration Agreement.

For the purposes of this collaboration, we granted to Merck under the Merck Collaboration Agreement an exclusive license under certain of our patent rights, including a sublicense of patent rights licensed from Einstein, to the extent applicable to the specific Immuno-STAT drug product candidates that are elected to be developed by Merck. In addition, so long as Merck continues product development on a Proposed Drug Product Candidate, we are restricted from conducting any development activities within the Initial Indication covered by such Proposed Drug Product Candidate other than pursuant to the Merck Collaboration Agreement.

In exchange for the licenses and other rights granted to Merck under the Merck Collaboration Agreement, we received a $2.5 million nonrefundable up-front payment and may be eligible to receive additional funding in developmental milestone payments, as well as tiered royalties if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the $2.5 million upfront payment described above, we are eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Merck Collaboration Agreement requires us to use the first $2.5 million milestone payment we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales.

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

In November 2020, we extended the research collaboration terms of this agreement through December 31, 2021 to support further development and identification of targeted biologics for the treatment of autoimmune disease. Under the terms of the Amendment, Merck reimbursed us for specified expenses and provided additional financial research support to further study and develop preclinical biologics with the objective of identifying clinical candidates subject, in each case, to specified maximum amounts, with any amounts in excess of such maximum amounts to be borne by us. On November 18, 2020, we earned a milestone payment related to this Amendment in the amount of $300,000. The $300,000 milestone payment was recorded as a contract liability upon receipt. We recognized revenue related to this milestone payment pursuant to our revenue recognition policy in relation to the performance of our obligations related to the development of Immuno-STAT drug product candidates under the arrangement. The research term and financial support of research conducted under the Merck Collaboration Agreement expired on December 31, 2021 and we are discussing with Merck a potential path forward in defining a clinical candidate.

Our Collaboration Agreement with LG Chem

Effective November 6, 2018, we entered into a Collaboration, License and Option Agreement, or the LG Chem Collaboration Agreement, with LG Chem, related to the development of Immuno-STATs focused in the field of oncology.

Pursuant to the LG Chem Collaboration Agreement, we granted LG Chem an exclusive license to develop, manufacture and commercialize our lead product, CUE-101, as well as Immuno-STATs that target T-cells against two additional cancer antigens, or Drug Product Candidates, in Australia, Japan, Republic of Korea, Singapore, Malaysia, Vietnam, Thailand, Philippines, Indonesia, China (including Macau and Hong Kong) and Taiwan, which we refer to collectively as the LG Chem Territory. We retain rights to develop and commercialize all assets included in the LG Chem Collaboration Agreement in the United States and in global markets outside of the LG Chem Territory. Under the LG Chem Collaboration Agreement, we will engineer the selected Immuno-STATs for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, thereby enhancing our market reach by providing for greater patient coverage of populations in global markets, while LG Chem will establish a chemistry, manufacturing and controls, or CMC, process for the development and commercialization of selected Drug Product Candidates. In addition, LG Chem has the option to select one additional Immuno-STAT for an oncology target, or an Additional Immuno-STAT, for an exclusive worldwide development and commercialization license. On December 18, 2019, we and LG Chem entered into a global license and collaboration agreement, which was amended on November 5, 2020. We refer to such agreement, as amended, as the Global License and Collaboration Agreement. The Global License and Collaboration Agreement supersedes the provisions of the LG Chem Agreement related to LG Chem’s option for an Additional Immuno-STAT but generally does not become effective unless and until LG Chem exercises its option, other than certain select provisions including the length of the option period and representations, warranties and covenants of the parties. On April 30, 2021, LG Chem’s option pursuant to the Global License and Collaboration Agreement expired. We will retain an option to co-develop and co-commercialize the additional program worldwide.

Under the terms of the LG Chem Collaboration Agreement, LG Chem paid us a $5.0 million non-refundable, non-creditable upfront payment and purchased approximately $5.0 million of shares of our common stock at a price per share equal to a 20% premium to the volume weighted-average closing price per share over the 30 trading day period immediately prior to the effective date of the LG Chem Collaboration Agreement. We are also eligible to receive additional aggregate payments of approximately $400 million if certain research, development, regulatory and commercial milestones are successfully achieved. On May 16, 2019, we earned a $2.5 million milestone payment for the U.S. Food and Drug Administration’s, or FDA’s,

acceptance of the IND for our lead drug product candidate, CUE-101, pursuant to the LG Chem Collaboration Agreement. On December 7, 2020, we earned a $1.25 million milestone payment on the selection of a preclinical candidate pursuant to the LG Chem Collaboration Agreement. On November 23, 2021, we earned a $3.0 million milestone payment on the confirmation of Collaboration Product Candidate. In addition, the LG Chem Collaboration Agreement also provides that LG Chem will pay us tiered single-digit royalties on net sales of commercialized Product Candidates, or Collaboration Products, in the LG Chem Territory on a product-by-product and country-by-country basis, until the later of expiration of patent rights in a country, the expiration of regulatory exclusivity in such country, or ten years after the first commercial sale of a Collaboration Product in such country, subject to certain royalty step-down provisions set forth in the LG Chem Collaboration Agreement. In addition, the LG Chem Collaboration Agreement also provides that LG Chem will pay us tiered single-digit royalties on net sales of commercialized Drug Product Candidates, or Collaboration Products, in the LG Chem Territory on a product-by-product and country-by-country basis, until the later of expiration of patent rights in a country, the expiration of regulatory exclusivity in such country, or ten years after the first commercial sale of a Collaboration Product in such country, subject to certain royalty step-down provisions set forth in the LG Chem Collaboration Agreement.

Pursuant to the LG Chem Collaboration Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Drug Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products. In return for performing CMC process development, LG Chem is eligible to receive low-single digit percentage royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. As of December 31, 2021, we recorded approximately $18.3 million in collaboration revenue related to this agreement.

The LG Chem Collaboration Agreement includes various representations, warranties, covenants, indemnities and other customary provisions. LG Chem may terminate the LG Chem Collaboration Agreement for convenience or change of control of us on a program-by-program, product-by-product or country-by-country basis, or in its entirety, at any time following the notice period set forth in the LG Chem Agreement. Either party may terminate the LG Chem Agreement, in its entirety or on a program-by-program, product-by-product or country-by-country basis, in the event of an uncured material breach. The LG Chem Collaboration Agreement is also terminable by either party (i) upon the bankruptcy, insolvency or liquidation of the other party or (ii) for certain activities involving the challenge of certain patents controlled by the other party. Unless earlier terminated, the LG Chem Collaboration Agreement will expire on a product-by-product and country-by-country basis upon the expiration of the applicable royalty term.

To date, LG Chem has selected one additional cancer antigen, WT1, which is the focus of the CUE-102 research program. We are currently developing two Collaboration Products with LG Chem pursuant to this agreement.

Our Intellectual Property

We believe that our current patents and patent applications and any future patents and other proprietary rights that we own, or control through licensing, are and will be essential to our business. We believe that these intellectual property rights will affect our ability to compete effectively with others. We also rely and will rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop, maintain and strengthen our competitive position. We seek to protect these, in part, through confidentiality agreements with certain employees, consultants, advisors and other parties. Our success will depend in part on our ability, and the ability of our licensors, to obtain, maintain (including making periodic filings and payments) and enforce patent protection for our/their intellectual property, including those patents and patent applications to which we have secured exclusive rights.

As of December 31, 2021, we owned or had licensed seventy-six issued patents, fifty-two pending patent applications in the United States (including eighteen pending U.S. provisional patent applications), twenty pending international PCT applications and 190 pending foreign patent applications intended to protect the intellectual property underlying our technology. Our patent applications describe certain features of our technologies, including our Immuno-STAT platform, our Neo-STAT platform, CAR-T and ex-vivo applications of our Immuno-STAT platform, our RDI-STAT platform, as well as specific biologic molecules, drug product candidates and methods of treatment using our Immuno-STATs. We plan to spend considerable resources and focus in the future on obtaining U.S. and foreign patents. We have and will continue to actively protect our intellectual property. No assurances can be given that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. In addition, any issued patents may be contested, circumvented, found unenforceable or invalid, and we may not be able to successfully enforce our patent rights against third parties. No assurance can be given that others will not independently develop a similar or competing technology or design around any patents that may be issued to us. We intend to expand our international operations in the future and our patent portfolio, copyright, trademark and trade secret protections may not be available or may be limited in foreign countries.

Each of our patents, if and when granted, will generally have a term of 20 years from its respective U.S. non-provisional priority filing date, subject to available extensions. They are thus set to expire no earlier than dates ranging from 2033 to 2042, although patents that specifically cover Cue products will expire no earlier than December 2037, subject to available extensions.

Competition

While we believe that our drug product candidates, technology, knowledge and experience provide us with significant competitive advantages, we face competition from established and emerging pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.

Furthermore, immunotherapy technologies are advancing at a rapid pace and we anticipate competing with companies developing bi-specific antibodies attempting to deliver T cell activating cytokines, such as IL-2 (e.g., Amgen Inc., or Amgen, Immunocore Holdings plc, or Immunocore, and Roche Holding AG, or Roche), cell therapies for activating or creating cancer-relevant T cells outside the patient’s body, i.e., ex vivo, (e.g., Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Gilead Sciences, Inc., or Gilead, and Novartis AG, or Novartis), antibody-drug conjugates (e.g., Gilead, Roche, Seagen Inc., or Seattle Genetics), immune checkpoint inhibitors (e.g., Bristol-Myers Squibb, Merck, and Pfizer Inc., or Pfizer), and modified cytokines, such as pegylated IL-2 for slower-release (e.g., Bristol-Myers Squibb/Nektar, who in 2020 announced a combination study of BEMPEG plus KEYTRUDA in a Phase 2/3 clinical trial in first-line squamous cell carcinoma of the head and neck), as a means of reducing the unwanted collateral adverse effects of wild type IL-2, genetically-modified IL-2 for ablating the alpha subunit activity to reduce CD4 activation in favor of CD8 (e.g. Neoleukin Therapeutics, Inc., or Neoleukin, Roche, and Sanofi), and antigen-specific targeting of cytokines through nanoparticles (e.g., Neximmune). We believe that our approach provides us with the competitive advantage of antigen-specific targeting of cytokines, such as IL-2 by engineering proteins with a targeting moiety, i.e, peptide-MHC, coupled to genetically modified cytokines, such as not-alpha IL2 for enhancing CD8 activation and attenuated Beta-subunit for biasing the peptide-MHC/TCR affinity, thereby providing cancer antigen specificity.

We expect our lead product candidate, CUE-101, will compete with other product candidates for the treatment of HPV+ cancers. While there is currently no FDA-approved therapy that specifically targets HPV for HPV+ cancers, there are multiple product candidates in clinical development, including cell therapies (e.g., Gilead and Rubius Therapeutics, Inc.), and cancer vaccines (e.g., BioNTech SE, Hookipa Pharma Inc., Inovio Pharmaceuticals, Inc., and ISA B.V.). Therapies not specific to HPV are also being developed to address HPV+ cancers, including immune checkpoint inhibitors as well as tumor infiltrating lymphocytes by Iovance Biotherapeutics, Inc.

Our corporate objective is to design, develop and commercialize new products with superior efficacy, convenience, tolerability, and safety. We expect any drug product candidate that we commercialize, either independently or with our strategic partners, will compete with existing, market-leading products.

There are many companies focused on the development of small molecules and antibodies for cancer treatment. Our core competitors include pharmaceutical and biotechnology organizations, as well as academic research institutions, clinical research laboratories and government agencies that are pursuing research activities in the same therapeutic area. Many of our competitors have greater financial, technical and human resources than we do. Additionally, many competitors have greater experience in product discovery and development, obtaining FDA and other regulatory approvals, and commercialization capabilities, which may provide them with a competitive advantage.

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

Licensure and Regulation of Biologics in the United States

In the United States, our product candidates are regulated as biological products, or biologics, under the Public Health Service Act, or the PHSA, and the Federal Food, Drug and Cosmetic Act, or the FDCA, and its implementing regulations and guidances. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. The failure to comply with the applicable U.S. requirements at any time during the product development process, including non‑clinical testing, clinical testing, the approval process or post‑approval process, may subject a sponsor to delays in the conduct of the study, regulatory review and approval, and/or administrative or judicial sanctions. A sponsor seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•
preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations and standards and other applicable regulations;
•
completion of the manufacture, under current Good Manufacturing Practices, or GMP, conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
•
design of a clinical protocol and submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
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
•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with GMP requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity, and, if applicable, the FDA’s current good tissue practice for the use of human cellular and tissue products;
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

Preclinical Studies

Before testing any biologic product candidate in humans, a product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

The IND Process

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

In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a manufacturer to make its investigational products available to eligible patients as a result of the Right to Try Act.

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

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, or DSMB. This group may recommend continuation of the study as planned, changes in study conduct, or cessation of the study at designated check points based on certain available data from the study to which only the DSMB has access. Finally, research activities involving infectious agents, hazardous chemicals, recombinant DNA, and genetically altered organisms and agents may be subject to review and approval of an Institutional Biosafety Committee in accordance with U.S. National Institutes of Health, or NIH, Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules.

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

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

In August 2018, the FDA released draft guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology biological product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by the FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

For products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law requires the FDA to send a Pediatric Research Equity Act, or PREA, Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA.

Compliance with GMP Requirements

In connection with its review of a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with GMPs and other laws. Inspections must follow a “risk‑based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from GMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.

Submission and Filing for Review of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting a license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2022 is $3,117,218 for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for federal fiscal year 2022 is $369,413. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File determination to the sponsor. The FDA may request additional information and studies, and the application must be resubmitted with the additional information. The resubmitted application is subject to review before the FDA accepts it for filing.

Once the submission has been accepted for filing, the FDA begins an in‑depth review of the application. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the sponsor, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

Decisions on BLAs

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter. To reach this determination, the FDA must determine whether there is substantial evidence that the product is effective and that expected benefits of the proposed product outweigh its potential risks to patients. This assessment is informed by the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.

If the application is not approved, the FDA will issue a complete response letter, or CRL, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a CRL may submit to the FDA information that represents a complete response to the issues identified by the FDA. Such resubmissions are classified under PDUFA as either Class 1 or Class 2. The classification of a resubmission is based on the information submitted by a sponsor in response to an action letter. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has two months to review a Class 1 resubmission and six months to review a Class 2 resubmission. The FDA will not approve an application until issues identified in the complete response letter have been addressed.

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

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications.

The FDA may limit the approved indications for use of the product. It may also require that contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may call for post‑approval studies, including Phase 4 clinical trials, to further assess the product’s safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patent registries.

The FDA may prevent or limit further marketing of a product based on the results of post‑market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Expedited Review Programs

The FDA is authorized to expedite the review of applications in several ways. Under the Fast Track program, the sponsor of a product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Product candidates are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.

Any product candidate submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, priority review and accelerated approval.

•
Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.
•
Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
•
Accelerated approval. Biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.
•
Regenerative advanced therapy. With passage of the Cures Act in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

None of these expedited programs changes the standards for approval but each may help expedite the development or approval process governing product candidates.

Real-Time Oncology Review of Supplemental NDAs

Through its Oncology Center for Excellence, or OCE, the FDA has established two pilot programs allowing for real-time review of supplemental applications for previously approved oncology products. This approach will allow FDA to evaluate clinical data as soon as the results of a clinical trial become available with the objective of reviewing and approving a new indication soon after a sponsor files the application. The first of these pilot programs, Real-Time Oncology Review, or RTOR, focuses on early submission of data that are the most relevant to assessing the product’s safety and effectiveness. RTOR allows the FDA to review much of the data earlier, after the clinical trial results become available and the database is locked, but before the information is formally submitted to the agency.

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

If the FDA determines that RTOR is an appropriate review pathway, the sponsor can send pre-submission data to the agency under the original application two to four weeks after all patient data have been entered and locked in the database, and the sponsor is ready to request FDA approval. The package should also include key raw and derived datasets, including safety/efficacy tables and figures, study protocol and amendments, and a draft of the package insert. The sponsor must also submit key results, analysis, and datasets for other disciplines, if applicable. The FDA will then evaluate these materials for sufficiency and integrity so that it can analyze the data to properly address key regulatory questions. By the time the sponsor submits the application to the FDA, the review team will have completed the analysis and be familiar with the data, and can conduct a more efficient, timely, and thorough review.

Post‑Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post‑approval regulatory requirements as well as any post‑approval requirements that the FDA have imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including GMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third‑party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with GMP regulations and other regulatory requirements.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Pharmaceutical products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Although health care providers may prescribe products for off-label uses in their professional judgment, drug manufacturers are prohibited from soliciting, encouraging or promoting unapproved uses of a product. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant liability. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a biologic.

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

The period of exclusivity begins on the date that the marketing application is approved by the FDA. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drug products that received orphan drug designation before enactment of amendments to the FDCA in 2017 but have not yet been approved by FDA.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.

Pediatric Exclusivity

Pediatric exclusivity is another type of non‑patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing regulatory exclusivity, including orphan exclusivity. This six‑month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed “reference product.” To date, the FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved on July 30, 2021 and a second product previously approved as a biosimilar was designated as interchangeable in October 2021.

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

An application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well‑controlled clinical trials to demonstrate the safety, purity, and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

Patent Term Restoration and Extension

A patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch‑Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and FDA regulatory review. The restoration period granted on a patent covering a product is typically one‑half the time between the effective date of the IND clearing the clinical investigation involving human beings and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

In April 2020, the FDA issued additional guidance which describes considerations for the development and labeling of companion diagnostic devices to support the indicated uses of multiple biological oncology products, when appropriate. The 2020 guidance expands on the policy statement in the 2014 guidance by recommending that companion diagnostic developers consider a number of factors when determining whether their test could be developed, or the labeling for approved companion diagnostics could be revised through a supplement, to support a broader labeling claim such as use with a specific group of oncology therapeutic products (rather than listing an individual therapeutic product(s)).

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2022, the standard fee is $374,858 and the small business fee is $93,714.

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

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well‑controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU Portal and Database”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU member states in which an application for authorization of a clinical trial has been submitted, or concerned member states. Part II is assessed separately by each concerned member state. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned member state. However, overall related timelines will be defined by the Clinical Trials Regulation.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

As in the U.S., similar requirements for posting clinical trial information are present in the E.U. (EudraCT) website: https://eudract.ema.europa.eu/ and other countries.

PRIME Designation in the EU

In March 2016, the EMA, launched an initiative to facilitate development of drug product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority Medicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of drug product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Pediatric Studies

Sponsors developing a new medicinal product must agree upon a Pediatric Investigation Plan, or PIP, with the EMA’s pediatric committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date.

Marketing Authorization

To obtain a marketing authorization for a product under the European Union regulatory system, a sponsor must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, a sponsor must demonstrate compliance with all measures included in an EMA‑approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product‑specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

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

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

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

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life‑threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life‑threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

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

Approval of Companion Diagnostic Devices

In the European Union, medical devices such as companion diagnostics must comply with the General Safety and Performance Requirements, or SPRs, detailed in Annex I of the EU Medical Devices Regulation (Regulation (EU) 2017/745), or MDR which came into force on May 26, 2021 and replaced the previously applicable EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with SPRs and additional requirements applicable to companion medical devices is a prerequisite to be able to affix the CE Mark of Conformity to medical devices, without which they cannot be marketed or sold. To demonstrate compliance with the SPRs, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The MDR is meant to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EU for medical devices.

Separately, the regulatory authorities in the EU also adopted a new In Vitro Diagnostic Regulation, or IVDR, (EU) 2017/746, which will become effective in May 2022. The new regulation will replace the In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device have until May 2022 to update their Technical Documentation to meet the requirements and comply with the new, more stringent Regulation. Once applicable, the regulation will, among other things: strengthen the rules on placing devices on the market and reinforce surveillance once they are available; establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU.

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
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, or PPACA, as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non‑governmental third‑party payors, including private insurers.

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

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the PPACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our drug product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug product candidates or additional pricing pressures.

Additional Regulations

In addition to the foregoing, state, and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act, and the Toxic Substances Control Act, affect our business. These and other laws govern the use, handling, and disposal of various biologic, chemical, and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. Equivalent laws have been adopted in foreign countries that impose similar obligations.

Human Capital

As of December 31, 2021, we had 57 full-time employees and two part-time employees. Substantially all of our employees are in Cambridge, Massachusetts. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good. Additionally, we utilize independent contractors and other third parties to assist with various aspects of our drug and product development.

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

We are committed to the health and safety of our employees. During 2020 and 2021, as a result of COVID-19 pandemic, we implemented additional safety protocols intended to help minimize the risk of virus transmission to our employees, including the establishment of remote working standards, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. Many of these protocols remained in place during 2021.

Status as an Emerging Growth Company

We are an “emerging growth company”, or EGC, as that term is defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an EGC until December 31, 2022. Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until. private companies (i.e., those that have not had a registration statement declared effective under the Securities Act of 1933, as amended, or the Securities Act, or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are required to comply with such new or revised financial accounting standards. The JOBS Act also provides that an EGC can elect to opt out of the extended transition period provided by Section 102(b)(1) of the JOBS Act and comply with the requirements that apply to non-EGCs, but any such election to opt out is irrevocable. We have irrevocably elected to opt out of this extended transition period provided by Section 102(b)(1) of the JOBS Act. Even though we have elected to opt out of the extended transition period, we may still take advantage of all of the other provisions of the JOBS Act, which include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company, have no history of generating commercial revenue, have a history of operating losses, and may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company. We have a limited operating history, have never generated revenue from product sales, and have a history of losses from operations. As of December 31, 2021, we had an accumulated deficit of approximately $197.4 million. Our ability to achieve commercial revenue-generating operations and, ultimately, achieve profitability will depend on whether we can obtain additional capital when we need it, complete the development of our technology, receive regulatory approval of our planned drug product candidates and find strategic collaborators that can incorporate our planned products candidates into new or existing drugs which can be successfully commercialized. There can be no assurance that we will ever generate commercial revenues or achieve profitability.

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

Moreover, in the first quarter of 2022, we determined to prioritize and strategically focus on our oncology programs in our CUE-100 series. We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series, and there is no guarantee that we will be able to do so on favorable terms or at all.

We are substantially dependent on the success of our drug product candidates, only one of which is currently being tested in clinical trials, and significant additional research and development and clinical testing will be required before we can potentially seek regulatory approval for or commercialize any of our drug product candidates.

Our main focus and the investment of a significant portion of our efforts and financial resources has been in the development of our lead product candidate, CUE-101, for which we are currently actively conducting Phase 1 clinical trials. Our other drug product candidates are all at a preclinical stage. In the first quarter of 2022, we determined to prioritize and strategically focus on our oncology programs in our CUE-100 series. We expect that additional trials of CUE-101 will be required in order to gain approval by the FDA. Therefore, significant additional research and development activity and clinical testing are required before we and our collaborators will have a chance to achieve a commercially viable product from CUE-101 or our other drug product candidates. Our research and development efforts remain subject to all of the risks associated with the development of new biopharmaceutical products and treatments based on immune modulation. Development of the underlying technology may be affected by unanticipated technical or other problems, among other research and development issues, and the possible insufficiency of funds needed in order to complete development of these drug product candidates. Safety, regulatory and efficacy issues, clinical hurdles or other challenges may result in delays and cause us to incur additional expenses that would increase our losses. If we and our collaborators cannot complete, or if we experience significant delays in developing, our potential drug product candidates or products for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail and investors may lose the entirety of their investment.

We have limited experience in conducting clinical trials and no history of commercializing biologic products, which may make it difficult to evaluate the prospects for our future viability.

Our operations to date have been limited to financing and staffing our company, conducting research and developing our core technologies, and identifying and optimizing our lead product clinical candidates. Additionally, we have conducted limited clinical testing of one of our drug product candidates. Although we have recruited a team that has experience with clinical trials in the United States, as a company, we have limited experience conducting clinical trials and have not had previous experience commercializing drug product candidates or submitting an IND or a BLA to the FDA or similar submissions to initiate clinical trials or obtain marketing authorization to foreign regulatory authorities. We cannot be certain that current clinical trials will begin or be completed on time, if at all, that our planned clinical trials will begin on time, if at all, or that our planned development programs would be acceptable to the FDA or other regulatory authorities, or that, if regulatory approval is obtained, our drug product candidates can be successfully commercialized. Clinical trials and commercializing our drug product candidates will require significant additional financial and management resources, and reliance on third-party clinical investigators, contract research organizations, or CROs, contract manufacturing organization, or CMOs, consultants and collaborators. Relying on third-party clinical investigators, CROs, CMOs or collaborators may result in delays that are outside of our control.

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
•
difficulty in establishing or managing relationships with CROs, CMOs, and clinical investigators;
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

The continuing COVID-19 pandemic has, and may continue to, adversely impact our business, including our clinical trials and preclinical studies.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The continuing COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. During 2020 and 2021, as a result of COVID-19 pandemic, we implemented additional safety protocols intended to help minimize the risk of virus transmission to our employees, including the establishment of remote working standards, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. Many of these protocols remained in place during 2021.

As a result of the COVID-19 pandemic, or similar pandemics, we may in the future experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:

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

In January 2021, we were notified by our CMO that the manufacture of our GMP material for the CUE-102 drug product candidate would be delayed by approximately six weeks due to the invocation of the Defense Production Act, or DPA, which gives priority to the manufacture of vaccines and other drug products used to prevent or treat COVID-19. The GMP material for CUE-102 was ultimately manufactured in the second half of 2021. The delay in the manufacturing of our CUE-102 GMP batch impacted the expected filing date of the CUE-102 IND that was planned for the fourth quarter of 2021, which we anticipate filing by the end of the first quarter of 2022 based on the revised CUE-102 GMP manufacturing date provided by our CMO. Despite our efforts to manage and remedy these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of the pandemic, as well as third-party actions taken to contain its spread and mitigate its public health effects. Additionally, the anticipated economic consequences of the COVID-19 pandemic have adversely impacted financial markets, resulting in high share price volatility, reduced market liquidity, and substantial declines in the market prices of the securities of many publicly traded companies. Volatile or declining markets for equities could adversely affect our ability to raise capital when needed through the sale of shares of common stock or other equity or equity-linked securities. If these market conditions persist when we need to raise capital, and if we are unable to sell shares of our common stock under then prevailing market conditions, we might have to accept lower prices for our shares and issue a larger number of shares than might have been the case under better market conditions, resulting in significant dilution of the interests of our stockholders.

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

On November 14, 2017, we entered into the Merck Collaboration Agreement under which we collaborate with Merck in the development of specific Immuno-STATs targeting certain autoimmune diseases. Pursuant to the Merck Collaboration Agreement, Merck will acquire rights to develop, commercialize and sell specific Immuno-STATs relating to certain autoimmune disease and, in exchange for such rights, has agreed to make payments to us that include a licensing fee, milestone payments and sales royalties. The Merck Collaboration Agreement was amended in November 2020 to extend the research term and provide additional financial support through December 31, 2021 at which time the research term expired.

Effective November 6, 2018, we entered into the LG Chem Agreement, for the development of our Immuno-STATs focused in the field of oncology. Pursuant to the LG Chem Agreement, we have granted certain exclusive license rights to LG Chem in Australia and in certain countries in Asia and LG Chem has agreed to provide certain services to us and to make payments to us that include licensing fees, milestone payments and sales royalties. These agreements do not commit Merck or LG Chem to a long-term relationship, and they may disengage with us at any time.

In the first quarter of 2022, we determined to prioritize and strategically focus on our oncology programs in our CUE-100 series, and we are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series, and there is no guarantee that we will be able to do so on favorable terms or at all.

We plan to also seek strategic alliances or collaborations with other third parties that we believe will complement or augment our development and commercialization efforts with respect to our planned drug product candidates and any future drug product candidates that we may develop. In addition, we currently do not have sales, marketing, manufacturing or distribution capabilities or arrangements. In order to commercialize our potential products, we plan to seek development and marketing partners or sublicensees to obtain necessary marketing, manufacturing and distribution capabilities.

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

We have granted to Merck under the Merck Collaboration Agreement an exclusive license under certain of our patent rights, including a sublicense of patent rights licensed from Einstein, to the extent applicable to the specific Immuno-STAT that are elected to be developed by Merck for two initial indications. So long as Merck continues product development on a Proposed Drug Product Candidate for an initial indication, we are restricted from conducting any development activities within the initial indication covered by such Proposed Drug Product Candidate other than pursuant to the Merck Collaboration Agreement.

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

In the first quarter of 2022, we decided to strategically focus on our oncology programs in our CUE-100 series. We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series, and there is no guarantee that we will be able to do so on favorable terms or at all.

Although we may explore other therapeutic opportunities, in addition to the drug product candidates that we are currently developing, we may fail to identify successful drug product candidates for clinical development for a number of reasons. If we fail to identify additional potential drug product candidates, our business could be materially harmed.

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

War, terrorism, other acts of violence, or natural or manmade disasters may affect the markets in which we operate, our patients and resources required in our research and development activities.

Our business may be adversely affected by political instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm or pandemic events and spread of disease, such as the COVID-19 pandemic and the significant military action against Ukraine by Russia. Such events may affect our business by increasing prices for resources required in our research and development activities or limiting our access to patients for our clinical trials which may delay our progress on one or more of our clinical or preclinical drug product candidates.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug product candidates and our business could be substantially harmed.

We rely upon and plan to continue to rely upon third-party CROs for execution of our clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs, including our CMO Catalent Pharma Solutions, LLC, or Catalent, are required to comply with FDA laws and regulations regarding current good clinical practice, or GCP, for all of our products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under GMP regulations. While we work closely with our CMOs on the manufacturing process for our drug product candidates, including quality audits, we generally do not control the implementation of the manufacturing process of, and are completely dependent on, our CMOs for compliance with GMP regulatory requirements and for manufacture of both active drug substances and finished drug products. In addition, portions of the clinical trials for our drug product candidates may be conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCP. Failure to comply with applicable regulations in the conduct of the clinical trials for our drug product candidates may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We rely completely on third parties to manufacture clinical drug supplies for our drug product candidates. If we were to experience an unexpected loss of supply of our drug product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience disruptions in supply or delays, suspensions or terminations of clinical trials or regulatory submissions. We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies and we lack the resources and the capability to manufacture any of our drug product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers or other third-party manufacturers to manufacture our drug product candidates, including Catalent, must obtain and maintain approval by the FDA. While we work closely with our third-party manufacturers on the manufacturing process for our drug product candidates, including quality audits, we generally do not control the implementation of the manufacturing process of, and are completely dependent on, our contract manufacturers or other third-party manufacturers for compliance with GMP regulatory requirements and for manufacture of both active drug substances and finished drug products. If our contract manufacturers or other third-party manufacturers cannot successfully manufacture material that conforms to applicable specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities and we may not have sufficient access to supplies, which could significantly and adversely affect our operations.

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

We rely on certain sole sources of supply for our drug product candidates and disruptions in the chain of supply have in the past, and may in the future, cause delays in developing, obtaining approval for, and commercializing our drug product candidates.

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

For example, in January 2021, we were notified by Catalent that the manufacture of our GMP material for the CUE-102 drug product candidate would be delayed by approximately six weeks due to the invocation of the DPA. The delay in the manufacturing of our CUE-102 GMP batch impacted the expected filing date of the CUE-102 IND that was planned for the fourth quarter of 2021.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

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

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the Agency to mean the “indication or use.” We do not know if, when or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

If approved, our product candidates that are licensed and regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Patient Protection and Affordable Care Act, , as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its BLA does not reply on the reference product, sponsor’s data or submit the application as a biosimilar application. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of the product candidates we develop as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing. Nonetheless, the approval of a biosimilar to our drug product candidates would have a material adverse impact on our business due to increased competition and pricing pressure.

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

Under the FDA policies, a product candidate is eligible for priority review, or review within a six-month time frame from the time a complete BLA is accepted for filing, if the product candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast-track or breakthrough therapy designated drug product candidate would ordinarily meet the FDA’s criteria for priority review.

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

We may in the future, conduct clinical trials for certain of our product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.

We may in the future conduct, one or more of our clinical trials with trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practice. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, the FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

In addition, the conduct of clinical trials outside the United States could have a significant adverse impact on us or the trial results. Risks inherent in conducting international clinical trials include:

•
clinical practice patterns and standards of care that vary widely among countries;
•
non-U.S. regulatory authority requirements that could restrict or limit our ability to conduct our clinical trials;
•
administrative burdens of conducting clinical trials under multiple non-U.S. regulatory authority schema;

•
foreign exchange rate fluctuations; and
•
diminished protection of intellectual property in some countries.

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

•
not deem a product candidate to be safe or effective;

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such medicine, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, GMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine.

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

The FDA and other regulatory agencies closely regulate the post-approval marketing and promotion of medicines to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other regulatory agencies impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our medicines for their approved indications, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the Federal Food, Product, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a biologic product.

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

Similar restrictions apply to the approval of our products in the EU. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the EU and are also subject to EU Member State laws. The failure to comply with these and other EU requirements can also lead to significant penalties and sanctions.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Accordingly, if a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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
•
the federal transparency requirements under the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services, or HHS, information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians, other healthcare providers and their immediate family members and applicable group purchasing organizations; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

There is increased uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within HHS, as CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement. Adverse pricing limitations may hinder our ability to recoup our investment in one or more future drug product candidates, even if our future drug product candidates obtain regulatory approval. Adverse pricing limitations prior to approval will also adversely affect us by reducing our commercial potential. Our ability to commercialize any potential products successfully also will depend in part on the extent to which reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers, pharmacy benefit managers, and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

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

In March 2010, President Obama signed into law the PPACA. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect with the full 2% resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our drug product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the “TCJA, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the PPACA, including directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs HHS to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions is subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expansion outside of the United States has required, and will continue to require, us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain drugs and drug product candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

We will need additional financing to support our growth and ongoing operations. Additional capital may be difficult to obtain, restrict our operations, require us to relinquish rights to our technologies or drug product candidates, encumber our assets and result in ongoing debt service cost, or result in additional dilution to our stockholders.

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

If we raise additional funds by selling shares of our common stock or other equity-linked securities, the ownership interest of our current stockholders will be diluted. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or drug product candidates or to grant licenses on terms that may not be acceptable to us. If we raise additional funds through debt financing, we may have to grant a security interest on our assets to the future lenders, our debt service costs may be substantial, and the lenders may have a preferential position in connection with any future bankruptcy or liquidation involving the company. Our pledge of our assets as collateral to secure our obligations under our loan and security agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, may limit our ability to obtain additional debt financing. Under the Loan Agreement, we are also restricted from incurring future debt, granting liens, making investments, making acquisitions, distributing dividends on our common stock and selling assets and making certain other uses of our cash, without SVB’s consent, subject in each case to certain exceptions.

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

We have a loan agreement that requires us to meet certain operating covenants and place restrictions on our operating and financial flexibility.

On February 15, 2022, we entered into the Loan Agreement, pursuant to which we have borrowed $10.0 million. We also may be able to borrow, at our option, an additional $10.0 million, if we reach certain milestone events. The Loan Agreement is secured by substantially all of our properties, rights and assets, except for our intellectual property, which is subject to a negative pledge, and certain other customary exclusions. Because of the security interest, SVB’s rights to repayment from a liquidation of the assets subject to that security interest would be senior to the rights of other creditors.

The Loan Agreement includes customary covenants including covenants requiring us to maintain our corporate existence and governmental approvals, deliver certain financial reports and maintain insurance coverage as well as a requirement that we maintain in our accounts at SVB unrestricted and unencumbered cash equal to the lesser of all of our cash and 110% of our obligations to SVB. Additionally, we are restricted in our ability to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets and agree to a change in control. Upon the occurrence of an event of default, which includes our failure to satisfy our payment obligations under the Loan Agreement, the breach of certain of the covenants under the Loan Agreement, or the occurrence of a material adverse change in our business, SVB is entitled to accelerate amounts due under the Loan Agreement and dispose the collateral as permitted under applicable law. Any declaration by SVB of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the JOBS Act. We will remain an EGC until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) December 31, 2022; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the last day of the first fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

•
release or expiry of lock-up or other transfer restrictions on our common stock;

•
sales or perceived potential sales of additional shares of our common stock;

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

The trading market for our securities is influenced by the research and reports that industry or securities analysts publish about us or our business. There can be no assurance that existing analysts will continue to cover us or that new analysts will begin to cover us. There is also no assurance that any covering analyst will provide favorable coverage. Although we have obtained analyst coverage, if one or more of the analysts who cover us issues an adverse opinion about our company, the price of our securities would likely decline. If one or more of these analysts ceases research coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our securities or trading volume to decline.

We have not paid dividends in the past and have no immediate plans to pay dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, in order to further develop our technology and potential products and to cover operating costs. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. In addition, our ability to pay cash dividends is currently restricted by the terms of the Loan Agreement, and future debt financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock.

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

We incur significant costs as a result of being a public company that reports to the Securities and Exchange Commission and our management is required to devote substantial time to meet compliance obligations.

As a public company reporting to the Securities and Exchange Commission, or the SEC, we incur significant legal, accounting and other expenses. We are subject to reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Wall Street Reform and Protection Act that increase public companies’ legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on personnel, systems and resources. Our management and other personnel devote a substantial amount of time to these compliance initiatives. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal office is located in Cambridge, Massachusetts. We currently lease approximately 19,900 square feet of office and laboratory space. We use this space as our principal executive offices and for general office, research and development, and laboratory uses. In October 2021, the term of the lease was extended from June 2022 to March 2024 . The monthly rental rate is currently $375,000 until June 2022 and will increase to $388,000 for the remainder of the term. We also lease additional laboratory space consisting of three procedure and holding rooms. The monthly payments due under this lease agreement will be approximately $61,000 for the remainder of the lease term which expires in June 2022.

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

As of March 7, 2022, there were approximately 51 registered holders of our common stock.

Dividend Policy

We have never paid cash dividends on our securities and we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future. In addition, our ability to pay cash dividends is currently restricted by the terms of the Loan Agreement, and future debt financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. We intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our board of directors deems relevant.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical-stage biopharmaceutical company engineering a novel class of injectable biologics to selectively engage and modulate targeted T cells directly within the patient’s body. We believe our proprietary Immuno-STAT™ (Selective Targeting and Alteration of T Cells) platform, as described below, will allow us to harness the potential of the patient’s intrinsic immune repertoire to fully exploit its potential to fight cancer and restore health while avoiding the deleterious side effects of broad immune activation. In addition to the highly selective modulation of T cell activity, we believe the core features of Immuno-STATs offer competitive differentiation, including modularity, manufacturability, and convenient administration that allows for versatility to treat a broad range of disease.

While we have demonstrated the potential application of our protein designed Immuno-STAT platform in preclinical studies in cancer, chronic infectious disease, and autoimmune disease, we are currently prioritizing and strategically focusing on drug product candidates for treating cancer in our CUE-100 series, which exploits rationally engineered interleukin 2, or IL-2, in context of the core Immuno-STAT framework for selective activation of targeted tumor-specific T cells. We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series.

Our drug product candidates are in various stages of clinical and preclinical development, and while we believe that these candidates hold significant potential value, our activities are also subject to significant risks and uncertainties. We have not yet commenced any commercial revenue-generating operations, have limited cash flows from operations, and will need to access additional capital to fund our growth and ongoing business operations.

The COVID-19 Pandemic

The continuing COVID-19 pandemic has prompted governments and regulatory bodies throughout the world to issue “stay-at-home” or similar orders, and enact restrictions on the performance of “non-essential” services, public gatherings and travel. Beginning in March 2020, we undertook precautionary measures intended to help minimize the risk of virus transmission to our employees, including the establishment of remote working standards, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. We also established policies and procedures for all personnel who enter our company premises. The policies and procedures we implemented are consistent with the rules and guidelines recommended by the Centers for Disease Control and Prevention, the Commonwealth of Massachusetts and the City of Cambridge. However, these actions or additional measures we may undertake may ultimately delay progress of our developmental goals or otherwise negatively affect our business. In addition, third-party actions taken to contain the spread of the novel coronavirus, SARS-CoV-2, and mitigate public health effects may negatively affect our business. We do not believe any of these actions or disruptions have had a significant impact on our productivity or our operations. We continue to have many of these policies and procedures in place in 2021.

To date, we have experienced supply chain disruptions for lab supplies used in our preclinical research. In addition, January 2021, we were notified by our contract manufacturing organization, or CMO, that the manufacture of our GMP material for the CUE-102 drug product candidate would be delayed by approximately six weeks due to the invocation of the Defense Production Act, or DPA, which gives priority to the manufacture of vaccines and other drug products used to prevent or treat COVID-19. The delay in the manufacturing of our CUE-102 GMP batch has impacted the expected filing date of the CUE-102 IND that was planned for the fourth quarter of 2021. The CUE-102 IND is now expected to be filed by the end of the first quarter of 2022 based on the revised CUE-102 GMP manufacturing date provided by our CMO.

Plan of Operation

Our technology is in the development phase. We believe that our licensed platforms have the potential for creating a diverse pipeline of promising drug product candidates addressing multiple medical indications. We intend to maximize the value and probability of commercialization of our Immuno-STAT drug product candidates by focusing on researching, testing, optimizing, conducting pilot studies, performing early stage clinical development and potentially partnering, where appropriate, for more extensive, later stages of clinical development, as well as seeking extensive patent protection and intellectual property development.

Since we are a development-stage company, the majority of our business activities to date and our planned future activities will be devoted to furthering research and development.

A fundamental part of our corporate development strategy is to establish one or more strategic partnerships with leading pharmaceutical or biotechnology organizations that will allow us to more fully exploit the potential of our technology platform, such as those described below under the headings “Collaboration Agreement with Merck” and “Collaboration Agreement with LG Chem”.

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

While the Company’s significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Form 10-K, we believe that the estimates, assumptions and judgments involved in the following accounting policies may have the greatest potential impact on the financial statements, so we consider these to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates as of December 31, 2021.

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

Significant Contracts and Agreements Related to Research and Development Activities

Einstein License Agreement

On January 14, 2015, we entered into a license agreement, as amended and restated on July 31, 2017, and as amended on October 30, 2018, or the Einstein License, with Albert Einstein College of Medicine, or Einstein, for certain patent rights relating to our core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. At December 31, 2021, two of these milestones had been achieved, as we had filed an investigational new drug application, or IND, in 2019, and initiated the investigator sponsored Phase 1b neoadjuvant clinical trial for CUE-101 in 2021.
•
Incur minimum product development costs per year until the first commercial sale of the first Licensed Product.

We were in compliance with our obligations under the Einstein License at December 31, 2021 and 2020.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if we fail to meet our obligations thereunder.

We account for the costs incurred in connection with the Einstein License in accordance with ASC 730, Research and Development. For the years ended December 31, 2021 and 2020, costs incurred with respect to the Einstein License aggregated $619,000 and $75,000, respectively. Such costs are included in research and development costs in the consolidated statements of operations and comprehensive loss.

Pursuant to the Einstein License, we issued to Einstein 671,572 shares of our common stock in connection with the consummation of the initial public offering of our common stock on December 27, 2017.

See “Our License Agreement with Einstein” under Part I, Item 1 of the Annual Report on Form 10-K for additional discussion of the Einstein License.

Collaboration Agreement with Merck

On November 14, 2017, we entered into an Exclusive Patent License and Research Collaboration Agreement, or the Merck Collaboration Agreement, with Merck Sharp & Dohme Corp., or Merck, for a partnership to research and develop certain of our proprietary biologics that target certain autoimmune disease indications, or the Initial Indications. We view the Merck Collaboration Agreement as a component of our development strategy since it will allow us to advance our autoimmune programs in partnership with a world class pharmaceutical company, while also continuing our focus on our more advanced cancer programs. The research program outlined in the Merck Collaboration Agreement entails (1) our research, discovery and development of certain Immuno-STAT drug product candidates up to the point of demonstration of certain biologically relevant effects, or Proof of Mechanism, and (2) the further development by Merck of the Immuno-STAT drug product candidates that have demonstrated Proof of Mechanism, or the Proposed Product Candidates, up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates’ profiles as described in the Merck Collaboration Agreement.

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

In exchange for the licenses and other rights granted to Merck under the Merck Collaboration Agreement, Merck paid to us a $2.5 million nonrefundable up-front payment. Additionally, we may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the $2.5 million up-front payment described above, we are eligible to earn up to $101.0 million for the achievement of certain research and development milestones, $120.0 million for the achievement of certain regulatory milestones and $150.0 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Merck Collaboration Agreement requires us to use the first $2.5 million of milestone payments we receive under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales. We recorded approximately $2,155,000 in revenue for the year ended December 31, 2021 related to the Merck Collaboration Agreement, compared to $177,000 for the year ended December 31, 2020.

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

On November 18, 2020, we entered into a First Amendment to the Merck Collaboration Agreement, or the Amendment, with Merck. Pursuant to rights granted to Merck under the Merck Collaboration Agreement, the Amendment extended the term of the research program under the Merck Collaboration Agreement for an additional year until December 31, 2021. Under the terms of the Amendment, Merck reimbursed us for specified expenses and provided additional financial research support to further study and develop preclinical biologics with the objective of identifying clinical candidates subject, in each case, to specified maximum amounts, with any amounts in excess of such maximum amounts to be borne by us. On November 18, 2020, we earned a milestone payment related to this Amendment in the amount of $300,000. The $300,000 milestone payment was recorded as a contract liability upon receipt. We recognized revenue for this milestone payment pursuant to our revenue recognition policy in relation to the performance of our obligations to develop Immuno-STAT drug product candidates under the arrangement. The term of the research program under the Merck Collaboration Agreement expired on December 31, 2021.

See “Our Collaboration Agreement with Merck” under Part I, Item 1 of the Annual Report on Form 10-K for additional discussion of the Merck Collaboration Agreement.

Collaboration Agreement with LG Chem

Effective November 6, 2018, we entered into a collaboration agreement with LG Chem, Ltd., or LG Chem, which we refer to as the LG Chem Collaboration Agreement, related to the development of Immuno-STATs focused in the field of oncology.

Pursuant to the LG Chem Collaboration Agreement, we granted LG Chem an exclusive license to develop, manufacture and commercialize our lead product, CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens, or Product Candidates, in Australia, Japan, Republic of Korea, Singapore, Malaysia, Vietnam, Thailand, Philippines, Indonesia, China (including Macau and Hong Kong) and Taiwan, which we refer to collectively as the LG Chem Territory. On December 20, 2018, we reported the selection of Wilm’s Tumor 1, or WT1, as the first target antigen for a Product Candidate under the LG Chem Collaboration Agreement. In June 2021, after ongoing discussions regarding the selection of the second of the two additional cancer antigens, we agreed with LG Chem to let the selection period expire without a second antigen being selected. We retain rights to develop and commercialize all assets included in the LG Chem Collaboration Agreement in the United States and in global markets outside of the LG Chem Territory. Under the LG Chem Collaboration Agreement, we will engineer the selected Immuno-STATs for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, thereby enhancing our market reach by providing for greater patient coverage of populations in global markets, while LG Chem will establish a chemistry, manufacturing and controls, or CMC, process for the development and commercialization of selected Product Candidates. The LG Chem Collaboration Agreement provided LG Chem with the option to select one additional Immuno-STAT for an oncology target, or an Additional Immuno-STAT, for an exclusive worldwide development and commercialization license. On December 18, 2019, we and LG Chem entered into a global license and collaboration agreement, which was amended on November 5, 2020. We refer to such agreement, as amended, as the Global License and Collaboration Agreement. The Global License and Collaboration Agreement supersedes the provisions of the LG Chem Collaboration Agreement related to LG Chem’s option for an Additional Immuno-STAT but generally does not become effective unless and until LG Chem exercises its option, other than certain select provisions including the length of the option period and representations, warranties and covenants of the parties. On April 30, 2021, LG Chem’s option pursuant to the Global License and Collaboration Agreement expired. We will retain an option to co-develop and co-commercialize the additional program worldwide.

Under the terms of the LG Chem Collaboration Agreement, LG Chem paid us a $5.8 million non-refundable, non-creditable up-front payment and purchased approximately $5.0 million of shares of our common stock at a price per share equal to a 20% premium to the volume weighted-average closing price per share over the thirty (30) trading day period immediately prior to the effective date of the LG Chem Collaboration Agreement. We are also eligible to receive additional aggregate payments of up to approximately $400.0 million if certain research, development, regulatory and commercial milestones are successfully achieved. On May 16, 2019, we earned a $2.5 million milestone payment for the U.S. Food and Drug Administration’s, or FDA’s, acceptance of the IND for our lead drug product candidate, CUE-101, pursuant to the LG Chem Collaboration Agreement. On December 7, 2020, we earned a $1.25 million milestone payment on the selection of a preclinical candidate pursuant to the LG Chem Collaboration Agreement. On November 23, 2021, we earned a $3.0 million milestone on the confirmation of Collaboration Product Candidate. In addition, the LG Chem Collaboration Agreement also provides that LG Chem will pay us tiered single-digit royalties on net sales of commercialized Product Candidates, or Collaboration Products, in the LG Chem Territory on a product-by-product and country-by-country basis, until the later of expiration of patent rights in a country, the expiration of regulatory exclusivity in such country, or ten years after the first commercial sale of a Collaboration Product in such country, subject to certain royalty step-down provisions set forth in the LG Chem Collaboration Agreement.

Pursuant to the LG Chem Collaboration Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products. In return for performing CMC process development, LG Chem is eligible to receive low-single digit royalty payments on the sales of

Collaboration Products sold in all countries outside the LG Chem Territory. The amount of fees and milestone payments, as well as whether we receive royalty payments, will depend on the number of alleles selected by LG Chem and whether we exercise our option to co-develop and co-commercialize the additional program worldwide, in which case we would share costs and profits instead of receiving royalties and post-option-exercise milestones. For the years ended December 31, 2021 and 2020, we recognized approximately $12,786,000 and $2,978,000, respectively, in collaboration revenue related to this agreement.

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

General and administrative expenses consist of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as professional fees, insurance costs, and other general corporate expenses. We expect general and administrative expenses to increase in future periods as we incur additional expenses related to our operation as a public company, including higher legal, accounting, insurance, compliance, compensation and other expenses.

Research and development expenses consist primarily of compensation expenses, fees paid to consultants, outside service providers and organizations (including research institutes at universities), facility expenses, and development and clinical trial expenses with respect to our product candidates. We charge research and development expenses to operations as they are incurred. We expect research and development expenses to increase in the future as we increase our efforts to advance the clinical development of CUE-101 and CUE-102, including our ongoing and planned clinical trials, and develop technology for potential future products based on our technology and research.

Years Ended December 31, 2021 and 2020

Our consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020, as discussed herein are presented below.

	Years Ended December 31,
	2021	2020
Collaboration revenue	$14,941,370	$3,154,325
Operating expenses:
General and administrative	17,306,678	14,651,205
Research and development	41,346,765	33,545,705
Total operating expenses	58,653,443	48,196,910
Loss from operations	(43,712,073)	(45,042,585)
Other income:
Interest income, net	45,898	463,914
Total other income	45,898	463,914
Loss before provision for income taxes	(43,666,175)	(44,578,671)
Provision for income taxes	(495,000)	(206,250)
Net loss	$(44,161,175)	$(44,784,921)
Unrealized (loss) gain from available-for-sale securities	(7,131)	17,452
Comprehensive loss	$(44,168,306)	$(44,767,469)
Net loss per common share – basic and diluted	$(1.41)	$(1.56)
Weighted average common shares outstanding – basic and diluted	31,285,418	28,688,625

Collaboration Revenue

Collaboration revenue totaled approximately $14,941,000 and $3,154,000 for the years ended December 31, 2021 and 2020, respectively. This increase of approximately $11,787,000 was due primarily to cost sharing earned from the performance of collaboration services under the LG Chem Collaboration Agreement during 2021, the $3,000,000 milestone achieved in November 2021 for the selection of a clinical product candidate under the LG Chem Collaboration Agreement, and revenue related to the Merck Collaboration Agreement. All collaboration revenue recognized was related to the performance of services under our collaboration agreements with Merck and LG Chem.

General and Administrative

General and administrative expenses totaled approximately $17,307,000 and $14,651,000 for the years ended December 31, 2021 and 2020, respectively. This increase of approximately $2,656,000 was due primarily to higher stock-based compensation related to executive management, professional and consulting fees, employee and board compensation and other business expenses related to the ongoing management of the company. We expect our general and administrative expenses to increase as we are required to comply with certain regulatory and legal requirements.

General and administrative expenses for the year ended December 31, 2021 included expenses related to professional and consulting fees of approximately $5,564,000, stock-based compensation of $5,308,000, employee and board compensation of $4,182,000, rent of $1,082,000 and other general and administrative expenses totaling $1,171,000.

General and administrative expenses for the year ended December 31, 2020 included expenses related to professional and consulting fees of approximately $4,483,000, stock-based compensation of $4,094,000, employee and board compensation of $3,875,000, rent of $1,082,000, and other general and administrative expenses totaling $1,117,000.

Research and Development

Research and development expenses totaled approximately $41,347,000 and $33,546,000 for the years ended December 31, 2021 and 2020, respectively. This increase of approximately $7,801,000 was due primarily to higher laboratory and drug substance manufacturing costs, employee and Scientific and Clinical advisory board compensation, other professional fees, licensing fees and rent.

Research and development expenses for the year ended December 31, 2021 included expenses related to research and laboratory expenses of approximately $12,321,000, employee and Scientific and Clinical Advisory Board compensation of $9,634,000, stock-based compensation of $6,208,000, clinical expenses of $4,301,000, rent of $3,881,000, other professional fees of $1,400,000, depreciation and amortization of $1,154,000, and other research and development related expenses totaling $2,448,000.

Research and development expenses for the year ended December 31, 2020 included expenses related to research and laboratory expenses of approximately $8,420,000, employee and Scientific and Clinical Advisory Board compensation of $7,886,000, stock-based compensation of $6,387,000, clinical expenses of $4,264,000, rent of $3,511,000, depreciation and amortization of $960,000, and other research and development related expenses of  $2,118,000.

Interest Income

Interest income was approximately $46,000 for the year ended December 31, 2021, as compared to approximately $464,000 for the year ended December 31, 2020. The majority of our marketable securities matured in early 2021 and we made no additional investment in marketable securities in 2021. The interest income earned from marketable securities in 2021 was immaterial. Interest income for the year ended December 31, 2021 included approximately $4,600 in expense resulting from amortization of discounts received on certain of our marketable securities, compared to approximately $80,000 of other income for the year ended December 31, 2020.

Foreign Withholding Taxes

Provision for income tax for the years ended December 31, 2021 and 2020 was comprised of $495,000 and approximately $206,000, respectively, in foreign income tax expense on LG Chem milestone payments in each year.

Net Loss

As a result of the foregoing, our net loss was approximately $44,161,000 for the year ended December 31, 2021, as compared to approximately $44,785,000 for the year ended December 31, 2020.

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities, "at-the-market", or ATM, equity sales, cash received from Merck and LG Chem under their respective collaboration agreements and borrowing under the Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB. At December 31, 2021 and December 31, 2020, we had unrestricted cash, cash equivalents and marketable securities totaling approximately $64,400,000 and approximately $84,900,000, respectively, available to fund our ongoing business activities. Additional information concerning our financial condition and results of operations is provided in the financial statements included in this report.

The amounts that we actually spend for any specific purpose may vary significantly and will depend on a number of factors, including, but not limited to, our research and development activities and programs, clinical testing, regulatory approval, market conditions, and changes in or revisions to our business strategy and technology development plans.

In March 2020, we entered into an ATM, equity offering sales agreement, or the March 2020 Sales Agreement, with Stifel Nicolaus & Company, Inc., or Stifel, to sell shares of our common stock for aggregate gross proceeds of up to $35.0 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent. As of December 31, 2020, we had sold a total of 1,824,901 shares of common stock under the March 2020 Sales Agreement for proceeds of approximately $34.3 million, net of commissions paid, but excluding estimated transaction expenses. Due to the issuance and sale of all the shares of common stock subject thereto, the March 2020 Sales Agreement terminated in accordance with its terms.

On June 22, 2020, we filed a registration statement on Form S-3ASR, which became automatically effective upon filing with the SEC (File No. 333-239357), or the 2020 Shelf, to register for sale from time to time up to $300.0 million of our common stock, preferred stock, debt securities, warrants, rights and/or units in one or more offerings.

In June 2020, we entered into an ATM equity offering sales agreement, or the June 2020 Sales Agreement, with Stifel to sell shares of our common stock for aggregate gross proceeds of up to $40.0 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent. During the year ended December 31, 2021, we sold 907,700 shares of common stock under the June 2020 ATM Agreement for proceeds of $10.4 million, net of commissions paid, but excluding transaction expenses. As of December 31, 2021, we sold 2,099,700 shares of common stock under the June 2020 Sales Agreement for proceeds of $32.7 million, net of commissions paid, but excluding estimated transaction expenses. The June 2020 Sales Agreement terminated in October 2021 prior to entering into the October 2021 ATM Agreement (as defined below).

In October 2021, we entered into an open market sale agreement, or the October 2021 ATM Agreement, with Jefferies LLC, or Jefferies, to sell shares of our common stock for aggregate gross proceeds of up to $80.0 million, from time to time, through an ATM equity offering program under which Jefferies acts as sales agent. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80.0 million of shares of our common stock pursuant to the October 2021 ATM

Agreement or (b) the termination of the October 2021 ATM Agreement by us or Jefferies LLC. During the year ended December 31, 2021, we sold 476,187 shares of common stock under the October 2021 ATM Agreement for proceeds of $7 million, net of commissions paid, but excluding transaction expenses.

On February 15, 2022, we entered into the Loan Agreement, pursuant to which we have borrowed $10.0 million. We also may be able to borrow, at our option, an additional $10.0 million, if we reach certain milestone events. The term loans under the Loan Agreement, or the Term Loans, bear interest at a floating rate per annum equal to the greater of (A) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.25% and (B) 5.50%. On the first calendar day of each month, we will be required to make monthly interest payments and commencing on June 30, 2023 (extended to December 31, 2023 if the additional term loans are advanced), we will be required to repay the Term Loans in (i) 30 consecutive installments of principal plus monthly payments of accrued interest if the additional term loans are not advanced and (ii) 24 months if the additional term loans are advanced. All outstanding principal and accrued and unpaid interest under the Term Loans and all other outstanding obligations with respect to the Term Loans are due and payable in full on December 1, 2025.

The Loan Agreement permits voluntary prepayment of all, but not less than all, of the Term Loans, subject to a prepayment premium except if the facility is refinanced with another SVB facility. Such prepayment premium would be 3.00% of the principal amount of the Term Loans if prepaid prior to the first anniversary of the date on which we entered the Loan Agreement, 2.00% of the principal amount of the Term Loan if prepaid on or after the first anniversary of the date on which we entered the Loan Agreement but prior to the second anniversary of the date on which we entered the Loan Agreement, and 1.00% of the principal amount of the Term Loan if prepaid on or after the second anniversary of the date on which we entered the Loan Agreement. Upon repayment in full of the Term Loans, the Company will be required to pay a final payment fee equal to 5.00% of the original principal amount of any funded term loan being repaid.

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

Cash Flows

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the year ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(38,837,166)	$(32,494,034)
Investing activities	9,108,511	4,455,874
Financing activities	19,233,322	58,614,263
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(10,495,333)	$30,576,103

Operating Activities

During the year ended December 31, 2021, we used cash of approximately $38,837,000 in operating activities, as compared to approximately $32,494,000 of cash used in operating activities during the year ended December 31, 2020. Cash used during the year ended December 31, 2021 consisted primarily of our net loss of approximately $44,161,000, and increases of approximately $7,973,000 in research and development contract liabilities, $3,036,000 in operating lease right-of-use asset, $1,725,000 in accounts receivable, $200,000 in prepaid expense and deposits, $22,000 on gain on disposal of fixed asset, and $5,000 in amortization of premium/discount on purchased securities. Cash used was partially offset by increases of approximately $11,516,000 in stock-based compensation expense, $2,907,000 in operating lease liability, $1,833,000 in accrued expenses, approximately $1,258,000 in depreciation and amortization, $250,000 in other assets as well as $520,000 in accounts payable.

Cash used during the year ended December 31, 2020 consisted primarily of our net loss of approximately $44,785,000, and increases of approximately $4,203,000 in operating lease right-of-use asset, $662,000 in accounts receivable, $563,000 in other non-cash charges, $381,000 in prepaid expenses, and $5,000 in other assets. Cash used was partially offset by increases of approximately $4,679,000 in operating lease liability, $741,000 in accounts payable, and $560,000 in accrued expenses, $503,000 in research and development contract liabilities, as well as non-cash charges of approximately $1,057,000 in depreciation and amortization, $10,481,000 in stock-based compensation expense, and $84,000 in amortization of premium/discount on purchased securities.

Investing Activities

During the year ended December 31, 2021, we generated cash of approximately $9,109,000 from investing activities, compared to approximately $4,456,000 generated by investing activities during the year ended December 31, 2020. Cash generated during the year ended December 31, 2021 consisted primarily of approximately $10,000,000 for the redemption of short-term investments, cash received for sale of fixed assets of approximately $22,000, offset by the purchase of property and equipment of approximately $913,000. Cash generated during the year ended December 31, 2020 consisted primarily of approximately $15,000,000 for the redemption of short-term investments offset by the purchase of property and equipment of approximately $595,000 and the purchase of marketable securities of $9,949,000.

Financing Activities

During the year ended December 31, 2021, we generated cash from financing activities of approximately $19,233,000, compared to approximately $58,614,000 during the year ended December 31, 2020. Cash generated during the year ended December 31, 2021 consisted primarily of cash proceeds from the common stock sold through our ATM sales agreements with Stifel and Jefferies of approximately $17,385,000, net of underwriting commissions and fees, and the exercise of common stock options of approximately $2,599,000, offset by restricted stock awards net of taxes withheld of $750,000. Cash generated during the year ended December 31, 2020 consisted primarily of cash proceeds from the common stock sold through our ATM sales agreements with Stifel of approximately $56,682,000, net of underwriting commissions and fees, and the exercise of common stock options of approximately $2,203,000, and restricted stock awards net of taxes withheld of $271,000.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of our Immuno-STAT platform, continue ongoing and initiate new clinical trials of and seek marketing approval for our drug product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

•
continue the clinical development of our CUE-100 series, including CUE-101, CUE-102, CUE-103 and Neo-STAT;
•
leverage our programs to advance our other drug product candidates into preclinical and clinical development;
•
seek regulatory approvals for any drug product candidates that successfully complete clinical trials;
•
seek to develop additional drug product candidates in the CUE-100 series, including Neo-STATs;
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

In the first quarter of 2022, we determined to prioritize and strategically focus on our oncology programs in our CUE-100 series. We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series.

We believe that our existing cash resources as of December 31, 2021 will enable us to fund our operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

On June 18, 2018, we entered into an amendment to the Laboratory and Office Lease that provide us with a reduction in rental fees for our office and laboratory space in exchange for prepayment of a portion of the fees. This amendment was effective beginning on May 15, 2018 and expires on April 14, 2021. The monthly rent payment due under the Laboratory and Office Lease is currently approximately $331,000 until April 2021 and will increase to approximately $375,000 for the remainder of the term.

On September 20, 2018, we entered into an operating lease for additional laboratory space at 21 Erie Street, Cambridge, Massachusetts for the period from October 15, 2018 through April 14, 2021, or the Additional Laboratory Lease. The lease contains escalating payments during the lease period. The monthly rental rate under the Additional Laboratory Lease was approximately $73,000 for the first 12 months and approximately $79,000 for the remainder of the term. Upon execution of this lease agreement, we prepaid 12 months’ rent pursuant to the lease agreement executed on September 20, 2018.

On September 19, 2019, we entered into a second amendment to the Additional Laboratory Lease that removed one holding room from the additional laboratory space. The amendment was effective beginning on October 1, 2019 and expires on April 14, 2021. The monthly rental rate under the Additional Laboratory Lease decreased from approximately $79,000 to approximately $59,000 for the remainder of the lease term.

On June 24, 2020, we entered into a second amendment to the Laboratory and Office Lease. Pursuant to the amendment (1) the term of the lease was extended to June 14, 2022 and (2) the monthly rental rate for the last 14 months of the lease term was increased to approximately $375,000. We determined that the amendment should be accounted for as a lease modification under Accounting Standards Codification 842, Leases, or ASC 842, not as a separate contract, with an effective date of lease modification of May 14, 2020. At the effective date of modification, we recorded an adjustment to the right-of-use asset and lease liability in the amount of approximately $4,826,000.

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

On October 22, 2021, the Company entered into a third amendment to the Laboratory and Office Lease. Pursuant to the amendment (1) the term of the lease was extended to March 14, 2024 and (2) the monthly rental rate for the last 21 months of the lease term was increased from approximately $375,000 to approximately $388,000. We determined that the amendment should be accounted for as a lease modification under ASC 842, not as a separate contract, with an effective date of lease modification of November 1, 2021, when the agreement was fully executed. At the effective date of modification, we recorded an adjustment to the right-of-use asset and lease liability in the amount of approximately $7,616,000.

Manufacturing Agreement with Catalent

We entered into an agreement with Catalent Pharma Solutions, LLC or Catalent, for Catalent to provide us with contracted manufacturing services related to the manufacture of CUE-102 materials. At December 31, 2021, we owed Catalent approximately $1,255,000 which was fully accrued for on December 31, 2021.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (the 2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm due to the transition period established by the JOBS Act for emerging growth companies.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cue Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cue Biopharma, Inc. and its Subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 16, 2022

CUE BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$64,370,800	$74,866,133
Marketable securities	—	10,002,550
Accounts receivable	3,142,527	1,417,482
Prepaid expenses and other current assets	954,792	1,241,239
Total current assets	68,468,119	87,527,404
Property and equipment, net	2,111,949	2,108,024
Operating lease right-of-use assets	9,809,876	6,774,229
Deposits	2,720,991	2,572,476
Restricted cash	150,000	150,000
Other long term assets	140,000	401,667
Total assets	$83,400,935	$99,533,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,590,701	$2,070,303
Accrued expenses	4,619,963	2,787,211
Research and development contract liability, current portion	645,345	6,681,025
Operating lease liabilities, current portion	4,931,675	4,777,427
Total current liabilities	12,787,684	16,315,966
Research and development contract liability, net of current portion	—	1,937,575
Operating lease liabilities, net of current portion	5,121,179	2,368,787
Total liabilities	17,908,863	20,622,328
Commitments and contingencies (NOTE 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized – 10,000,000 shares; issued and outstanding – none	—	—
Common stock, $0.001 par value; authorized – 100,000,000 shares; issued and outstanding – 32,202,496 shares and 30,351,366 shares at December 31, 2021 and 2020, respectively	32,202	30,351
Additional paid-in capital	262,906,084	232,159,029
Accumulated other comprehensive income	—	7,131
Accumulated deficit	(197,446,214)	(153,285,039)
Total stockholders’ equity	65,492,072	78,911,472
Total liabilities and stockholders’ equity	$83,400,935	$99,533,800

See accompanying notes to consolidated financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2021	2020
Collaboration revenue	$14,941,370	$3,154,325
Operating expenses:
General and administrative	17,306,678	14,651,205
Research and development	41,346,765	33,545,705
Total operating expenses	58,653,443	48,196,910
Loss from operations	(43,712,073)	(45,042,585)
Other income:
Interest income, net	45,898	463,914
Total other income	45,898	463,914
Loss before provision for income taxes	$(43,666,175)	$(44,578,671)
Provision for income taxes	(495,000)	(206,250)
Net loss	(44,161,175)	(44,784,921)
Unrealized (loss) gain from available-for-sale securities	(7,131)	17,452
Comprehensive loss	$(44,168,306)	$(44,767,469)
Net loss per common share – basic and diluted	$(1.41)	$(1.56)
Weighted average common shares outstanding – basic and diluted	31,285,418	28,688,625

See accompanying notes to consolidated financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-	Accumulated Other		Total
	Shares	Par Value	in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2019	26,562,178	$26,562	$163,067,773	$(10,321)	$(108,500,118)	$54,583,896
Issuance of common stock from public offerings, net of underwriter commissions and fees	3,016,901	3,017	56,679,219	—	—	56,682,236
Stock-based compensation	—	—	10,480,782	—	—	10,480,782
Exercise of stock options	454,497	454	2,202,607	—	—	2,203,061
Issuance of common stock upon cashless exercise of warrants, net of shares withheld	278,179	278	(278)	—	—	—
Restricted stock awards	56,665	57	(40)	—	—	17
Repurchase of restricted stock awards	(17,054)	(17)	(271,034)	—	—	(271,051)
Unrealized gains from available-for-sale securities	—	—	—	17,452	—	17,452
Net loss	—	—	—	—	(44,784,921)	(44,784,921)
Balance, December 31, 2020	30,351,366	$30,351	$232,159,029	$7,131	$(153,285,039)	$78,911,472
Issuance of common stock from ATM offering, net of sales agent commission and fees	1,383,887	1,384	17,383,284	—	—	17,384,668
Stock-based compensation	—		11,515,584	—	—	11,515,584
Exercise of stock options	382,219	382	2,598,400	—	—	2,598,782
Issuance of common stock upon exercise of warrants, net	8,048	8	(8)	—	—	(0)
Restricted stock awards released	131,667	132	(77)	—	—	55
Restricted stock awards withheld at vesting to cover taxes	(54,691)	(55)	(750,128)	—	—	(750,183)
Unrealized losses from available-for-sale securities	—	—	—	(7,131)	—	(7,131)
Net loss	—	—	—	—	(44,161,175)	(44,161,175)
Balance, December 31, 2021	32,202,496	$32,202	$262,906,084	$—	$(197,446,214)	$65,492,072

See accompanying notes to consolidated financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(44,161,175)	$(44,784,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,257,662	1,057,458
Stock-based compensation	11,515,584	10,480,782
Change in operating lease right-of-use asset amortization	(3,035,647)	(4,202,480)
Amortization of premium/discount on purchased securities	(4,581)	83,694
Gain on disposal of fixed asset	(21,550)	—
Other non-cash charges	—	(563,232)
Changes in operating assets and liabilities:
Account receivable	(1,725,045)	(662,584)
Prepaid expenses and other current assets	(50,434)	(381,132)
Other assets	250,000	(4,971)
Deposits	(148,515)	—
Accounts payable	520,398	741,265
Accrued expenses	1,832,752	559,859
Research and development contract liability	(7,973,255)	503,263
Operating lease liability	2,906,640	4,678,965
Net cash used in operating activities	(38,837,166)	(32,494,034)
Cash flows from investing activities:
Purchases of property and equipment	(913,039)	(595,259)
Cash received from sale of fixed asset	21,550	—
Redemption of short term investments	10,000,000	15,000,000
Purchases of marketable securities	—	(9,948,867)
Net cash provided by investing activities	9,108,511	4,455,874
Cash flows from financing activities:
Proceeds from the public offering of common stock, net of underwriter's commission and fees	17,384,668	56,682,236
Issuance of restricted stock awards	55	17
Proceeds from the exercise of stock options	2,598,782	2,203,061
Restricted stock awards withheld at vesting to cover taxes	(750,183)	(271,051)
Net cash provided by financing activities	19,233,322	58,614,263
Net (decrease) increase in cash, cash equivalents, and restricted cash	(10,495,333)	30,576,103
Cash, cash equivalents, and restricted cash at beginning of year	75,016,133	44,440,030
Cash, cash equivalents, and restricted cash at end of year	$64,520,800	$75,016,133
Supplemental disclosures of cash flow information:
Cash paid for –
Purchases of property and equipment in accounts payable or accrued expenses	$—	$446,372
Operating lease modification	$7,616,000	$5,639,000

See accompanying notes to consolidated financial statements.

CUE BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

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

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations. As of December 31, 2021, the Company had unrestricted cash, cash equivalents and marketable securities of approximately $64.4 million. Management believes that current cash, cash equivalents and marketable securities on hand at December 31, 2021 are sufficient to fund operations for at least the next twelve months from the date of issuance of these financial statements; however, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its drug product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop the Company’s drug product candidates in order to generate future revenue streams.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corporation, Inc., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented.

Public Offerings

In March 2020, the Company entered into an "at-the-market" ("ATM") equity offering sales agreement with Stifel Nicolaus & Company, Inc. ("Stifel") (the “March 2020 ATM Agreement”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $35 million, from time to time, through an ATM equity offering program under which Stifel would act as sales agent. As of December 31, 2020, the Company had sold a total of 1,824,901 shares of common stock under the March 2020 ATM Agreement for proceeds of approximately $34.3 million, net of commissions paid, but excluding estimated transaction expenses. Due to the issuance and sale of all the shares of common stock subject thereto, the March 2020 ATM Agreement terminated in accordance with its terms.

In June 2020, the Company entered into an ATM equity offering sales agreement with Stifel (the “June 2020 ATM Agreement”) to sell shares of the Company’s common stock for aggregate gross proceeds of up to $40 million, from time to time, through an ATM equity offering program under which Stifel would act as sales agent. During the year ended December 31, 2021, the Company sold 907,700 shares of common stock under the June 2020 ATM Agreement for proceeds of approximately $10.4 million, net of commissions paid, but excluding transaction expenses. As of December 31, 2021, the Company sold an aggregate 2,099,700 shares of common stock under the June 2020 ATM Agreement for proceeds of approximately $ 32.7 million, net of commissions paid, but excluding transaction expense. The June 2020 ATM Agreement terminated in October 2021 prior to entering into the October 2021 ATM Agreement (as defined below).

In October 2021, the Company entered into an open market sale agreement (the “October 2021 ATM Agreement”) with Jefferies LLC ("Jefferies"), as agent, to sell shares of the Company’s common stock for aggregate gross proceeds of up to $80 million, from time to time, through an ATM equity offering program. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of the Company’s common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by the Company or Jefferies. As of December 31, 2021, the Company sold an aggregate 476,187 shares of common stock under the October 2021 ATM Agreement for proceeds of approximately $7.0 million, net of commissions paid, but excluding transaction expenses.

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

Restricted Cash

The Company had $150,000 in restricted cash deposited with a commercial bank to collateralize a credit card as of December 31, 2021 and 2020.

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

As the Company can renew the underlying rights to the CUE BIOLOGICS Mark indefinitely at nominal cost, this acquired intangible asset has been classified as a component of other long term assets, having a useful life of 15 years. The Company recorded $11,666 in amortization related to the trademark at December 31, 2021 and 2020.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable drug product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to operations as incurred. For the years ended December 31, 2021 and 2020, patent expenses were approximately $2,259,000 and $1,879,000, respectively. Patent expenses are included in general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

Licensing Fees and Costs

Licensing fees and costs consist primarily of costs relating to the acquisition of the Company’s license agreement with the Albert Einstein College of Medicine, including related royalties, maintenance fees, milestone payments and product development costs. Licensing fees and costs are charged to operations as incurred.

Long-Lived Assets

The Company reviews long-lived assets, consisting of property and equipment, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. During the year ended December 31, 2021, the Company sold fully depreciated lab equipment with an acquisition cost of $271,820, and the Company recorded a gain on the sale of fixed assets of $21,550, which is presented in other income on the consolidated statements of operations and other comprehensive loss. There were no sales of lab equipment or capital equipment during the year ended December 31, 2020.

Leases

The Company recognizes each of its long-term operating leases as a right-of-use asset and a lease liability on its consolidated balance sheet. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any defer rent. The Company determines if an arrangement is, or contains, a lease at contract inception and during modifications or renewal of existing leases. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise.

Right-of-use assets and lease liabilities are remeasured upon certain modifications to leases using the present value of remaining lease payments and estimated incremental borrowing rate upon lease modification. Operating lease cost is recognized on a straight-line basis over the lease term. The Company recognized variable lease payments as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space the Company leases.

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

The Company recognized approximately $495,000 and $206,250 of income tax expense related to the foreign taxes withheld from an upfront payment received from LG Chem, Ltd. (“LG Chem”) pursuant to a collaboration agreement with LG Chem (the “LG Chem Collaboration Agreement”) during the years ended December 31, 2021 and 2020, respectively.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the years ended December 31, 2021 and 2020, the Company did not recognize any income tax related interest and penalties. The Company did not have any accruals for income tax related interest and penalties at December 31, 2021 and 2020.

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

At December 31, 2021 and 2020, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2021	2020
Common stock warrants	851,969	861,969
Common stock options	5,654,168	5,030,899
Nonvested restricted stock units	98,335	230,002
Total	6,604,472	6,122,870

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

The Company had $52,509,000 in cash equivalents and $0 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet at December 31, 2021. The Company had $72,943,275 in cash equivalents and $10,002,550 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet at December 31, 2020.

The carrying value of financial instruments (consisting of cash, a certificate of deposit, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC 326) (CECL). The standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The standard is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within each annual reporting period, for smaller reporting companies. The Company is still evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements, if any.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement became effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. ASU No. 2019-12 is effective for the Company beginning in the fiscal year ended December 31, 2021. The Company adopted ASU No. 2019-12 on January 1, 2021 and it did not have a material impact on the Company’s financial position, results of operations or disclosures.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$52,509,287	$—	$—	$52,509,287
Marketable securities	—	—	—	—
Total	$52,509,287	$-	$—	$52,509,287

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$72,943,275	$—	$—	$72,943,275
Marketable securities	—	10,002,550	—	10,002,550
Total	$72,943,275	$10,002,550	$—	$82,945,825

As of December 31, 2021 and 2020, the Company’s cash equivalents that are invested in money market funds valued using Level 1 inputs for identical securities. The Company measures the fair value of marketable securities that are invested in United States Treasury securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the years ended December 31, 2021 and 2020, there were no transfers between Level 2 and Level 3.

4. Marketable Securities

As of December 31, 2021, the Company did not have any marketable securities. As of December 31, 2020, the fair value of available-for-sale marketable securities by type of security was as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$9,995,419	$7,131	$—	$10,002,550
	$9,995,419	$7,131	$—	$10,002,550

At December 31, 2021, the Company had no marketable securities and recorded an unrealized loss on investments of $7,131 for the year ended December 31, 2021. At December 31, 2020, the Company marketable securities consisted of $10,002,550 of investments that mature within twelve months. The Company recognized an unrealized gain on investments of $17,452 for the year ended December 31, 2020.

5. Property and Equipment

Property and equipment as of December 31, 2021 and 2020 is summarized as follows:

	December 31,
	2021	2020
Laboratory equipment	$5,203,166	$4,148,426
Furniture and fixtures	93,322	93,321
Computer equipment	252,804	267,837
Leasehold-Improvements	6,530	—
Construction in progress	—	405,019
	5,555,822	4,914,603
Less accumulated depreciation	(3,443,873)	(2,806,579)
Net property and equipment	$2,111,949	$2,108,024

Depreciation expense for the year ended December 31, 2021 was included in the consolidated statements of operations and comprehensive loss as follows, excluding trademark amortization of $11,666 and amortization of capitalized license expenses of $336,882. Depreciation expense for the year ended December 31, 2020 was included in the consolidated statements of operations and comprehensive loss as follows, excluding trademark amortization of $11,666 and amortization of capitalized license expenses of $265,262.

	Years Ended December 31,
	2021	2020
General and administrative	$14,401	$20,301
Research and development	894,713	760,228
Total	$909,114	$780,529

During the year ended December 31, 2021, the Company sold fully depreciated lab equipment with an acquisition cost of $271,820, and the Company recorded a gain on the sale of fixed assets of $21,550, which is presented in other income on the consolidated statements of operations and other comprehensive loss. The Company did not sell lab equipment or other capital equipment during the year ended December 31, 2020.

6. Accrued Expenses

Accrued expenses as of December 31, 2021 and 2020 is summarized as follows:

	December 31,
	2021	2020
Employee and board compensation	$2,006,465	$1,963,983
Contract manufacturing services	1,273,978	108,880
Professional Services	352,114	326,028
Contract research services	987,406	388,320
	$4,619,963	$2,787,211

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. Payments made upon achievement of milestones are nonrefundable and are not creditable against any other payment due to Einstein. At December 31, 2021, $1,233,367 had been incurred by the Company since inception towards achievement of these milestones.
•
Incur minimum product development costs until the first commercial sale of the first licensed product.

The Company was in compliance with its obligations under the Einstein License at December 31, 2021 and 2020.

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

The Company accounts for license fees incurred in connection with the Einstein License in accordance with ASC 730, Research and Development. Please refer to Note 10 Collaboration Agreement with LG Chem.

8. Stock-Based Compensation

Effective March 23, 2016, the Company adopted the 2016 Omnibus Incentive Plan (the “Omnibus Plan”) and the 2016 Non-Employee Equity Incentive Plan (the “Non-Employee Plan”), which are intended to allow the Company to compensate and retain the services of key employees, non-employees, Scientific and Clinical Advisory Board members, and outside advisors and consultants. The plans are under the administration of the Company’s Board of Directors. Under the plans, the Company, at its discretion, may grant stock option awards to certain employees and non-employees through March 23, 2026. The Omnibus Plan and the Non-Employee Plan initially provided for the grant of a total of 2,000,000 shares of common stock and 500,000 shares of common stock, respectively.

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

Pursuant to the plans, during the year ended December 31, 2021, the Company granted stock options to purchase 1,251,000 shares of the Company’s common stock and 0 restricted stock units, 382,219 shares of common stock were exercised, 245,512 shares of common stock were cancelled, and 131,667 restricted stock units were released. At December 31, 2021, stock options for 4,937,903 shares of common stock and 320,000 restricted stock units had been granted and 571,990 shares of common stock were reserved for future grants under the Omnibus Plan, and stock options for 494,600 shares of common stock had been granted and 5,400 shares of common stock were reserved for future grants under the Non-Employee Plan. In the aggregate, at December 31, 2021, stock options for a total of 5,432,503 shares of common stock and 320,000 restricted stock units had been granted and 577,390 shares of common stock were reserved for future grants. Such grants are accounted for as share-based compensation in accordance with ASC 718, Compensation - Stock Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees.

Stock Option Valuation

For stock options requiring an assessment of value during the years ended December 31, 2021 and 2020, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	December 31,
	2021	2020
Risk-free interest rate	0.61 to 1.43%	0.38 to 1.56%
Expected dividend yield	0%	0%
Expected volatility	92.8-100.9%	93.4-99.6%
Expected life	5.5 to 6.25 years	5.5 to 6.25 years

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

A summary of stock option activity for the years ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2019	4,793,253	$7.10	5.64
Granted	981,800	17.31
Exercised	(454,497)	4.86
Cancelled	(289,657)	10.14
Stock options outstanding at December 31, 2020	5,030,899	9.10	5.51
Granted	1,251,000	13.88
Exercised	(382,219)	6.80
Cancelled	(245,512)	14.42
Stock options outstanding at December 31, 2021	5,654,168	10.08	5.48
Stock options exercisable at December 31, 2021	3,558,987	$8.31	3.81

The Company recognized, $9,588,811 and $8,861,760, in stock-based compensation during the years ended December 31, 2021 and 2020, respectively, related to stock option activity. As of December 31, 2021, total unrecognized stock-based compensation was approximately $17,521,334, which is expected to be recognized as an operating expense in the Company’s consolidated statements of operations and comprehensive loss through March 2024.

The aggregate intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2021 was approximately $14,442,527 based on a weighted average exercise price of $8.31 per share. The aggregate intrinsic value of options is calculated as the difference of the market close price of $11.31 on December 31, 2021, and the weighted average exercise price of $8.31, with a weighted average remaining contractual term of less than one year.

The aggregate intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2020 was approximately $16,869,399 based on a weighted average exercise price of $7.05 per share at December 31, 2020.

Option Amendments - Modification of Incentive Stock Options

During the year ended December 31, 2021, the following event resulted in the amendment to terms of outstanding stock option awards:

On August 20, 2021, an employee who was employed for a particular role pursuant to an employment agreement that prescribed certain separation benefits to the employee was separated from that role. Per the employment agreement, upon termination (i) all unvested stock options would accelerate and become vested as of the termination date, and (ii) the options would remain exercisable, to the extent applicable, following the date of termination for the period prescribed in the equity award plan. As of August 20, 2021, the terminated employee held outstanding options to purchase an aggregate of 117,500 shares of the Company's common stock at a weighted average exercise price of $9.35 per share, including unvested options to purchase 52,500 shares at a weighted average exercise price of $14.98 per share. On August 20, 2021, the unvested portion of the outstanding options vested, and the post-employment option exercise period was extended from 90 days, as prescribed to the equity award plan, to 36 months from the date of the termination.

The Company calculated the change in stock-based compensation cost associated with the previously described stock option modifications pursuant to the applicable guidance in ASC 718. The change in compensation cost was determined by calculating the difference between (a) the estimated fair value of each option award immediately prior to the modifications and (b) the estimated fair value of each option award immediately after the modifications. The fair value of each option award immediately prior to and immediately after modification was estimated using the Black-Scholes option-pricing model to determine an incremental fair value, consistent with and in accordance with the Company’s existing accounting policy for stock compensation. The total additional compensation cost associated with the previously described modifications was determined to be approximately $256,074, which was expensed in the year ended December 31, 2021.

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

The following table summarizes the RSU activity for the under the Omnibus Plan for the year ending December 31, 2021:

Restricted Securities	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2020	230,002	$16.66
Vested/Released	(131,667)	$15.51
Nonvested balance at December 31, 2021	98,335	$18.21

The Company recognized $1,926,773 and $1,619,022 in stock-based compensation during the years ended December 31, 2021 and 2020, respectively, related to restricted stock unit activity. As of December 31, 2021, total unrecognized stock-based compensation was approximately $846,072, which is expected to be recognized as an operating expense in the Company’s consolidated statements of operations and comprehensive loss less than one year.

Stock-based Compensation

Stock-based compensation for the years ended December 31, 2021 and 2020 was included in the consolidated statements of operations and comprehensive loss as follows:

	December 31,
	2021	2020
General and administrative	$5,307,982	$4,093,542
Research and development	6,207,602	6,387,240
Total	$11,515,584	$10,480,782

9. Warrants

The Company has two tranches of common stock warrants outstanding at December 31, 2021. The first tranche was exercisable for 370,370 shares of common stock issued on June 15, 2015 with an exercise price of $2.70 per share. These warrants were issued with a seven year term and expire on June 15, 2022. The second tranche was exercisable for 882,071 shares of common stock issued on December 27, 2017 with an exercise price of $9.38 per share. These warrants were issued with a five year term and expire on December 26, 2022. The intrinsic value of exercisable but unexercised in-the-money common stock warrants at December 31, 2021 was approximately $2,062,542 based on a fair value of $11.31 per share on December 31, 2021.

Each tranche of warrants was evaluated under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and the Company determined that equity classification was appropriate.

The following table summarizes common stock warrant activity for the year ended December 31, 2021:

	Warrant Issued June 15, 2015 Tranche 1	Warrant Issued December 27, 2017 Tranche 2	Total
Balance at December 31, 2020	72,611	789,358	861,969
Issued via cashless exercises	(8,048)		(8,048)
Withheld as payment to cover issued shares	(1,952)		(1,952)
Balance at December 31, 2021	62,611	789,358	851,969

10. Collaboration Revenue

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

Collaboration Agreement with Merck

On November 14, 2017, the Company entered into a collaboration agreement (the “Merck Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) for a partnership to research and develop certain of the Company’s proprietary biologics that target certain autoimmune disease indications (the “Initial Indications”). The Company views the Merck Collaboration Agreement as a component of its development strategy since it will allow the Company to advance its autoimmune programs in partnership with a world class pharmaceutical company, while also continuing its focus on its more advanced cancer programs. The research program outlined in the Merck Collaboration Agreement entails (1) the Company’s research, discovery and development of certain Immuno-STATTM drug product candidates up to the point of demonstration of certain biologically relevant effects (“Proof of Mechanism”) and (2) the further development by Merck of the Immuno-STAT drug product candidates that have demonstrated Proof of Mechanism (the “Proposed Product Candidates”) up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates’ profiles as described in the Merck Collaboration Agreement.

In exchange for the licenses and other rights granted to Merck under the Merck Collaboration Agreement, Merck paid to the Company a $2.5 million nonrefundable up-front payment. Additionally, the Company may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. Excluding the up-front payment described above, the Company is eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Merck Collaboration Agreement requires the Company to use the first $2.5 million milestone payment it receives under the agreement to fund contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales.

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

On November 18, 2020, the Company entered into a First Amendment to the Merck Collaboration Agreement (the “Amendment”) with Merck. Pursuant to rights granted to Merck under the Merck Collaboration Agreement, the Amendment extended the term of the research program under the Merck Collaboration Agreement for an additional year, until December 31, 2021. Under the terms of the Amendment, Merck reimbursed the Company for specified expenses and provided additional financial research support to further study and develop preclinical biologics with the objective of identifying clinical candidates subject, in each case, to specified maximum amounts, with any amounts in excess of such maximum amounts to be borne by the Company. On November 18, 2020, the Company earned a milestone payment related to this Amendment in the amount of $300,000. The $300,000 milestone payment was recorded as a contract liability upon receipt. The Company recognized revenue related to this milestone payment pursuant to its revenue recognition policy in relation to the performance of its obligations related to the development of Immuno-STAT drug product candidates under the arrangement.

Aside from the $300,000 milestone payment earned to date, the Company does not believe that any variable consideration should be included in the transaction price at December 31, 2020. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur by assessing the effort and expense expended during the period. For the year ended December 31, 2021, the Company recognized approximately $2,155,000 in collaboration revenue related to this agreement. The Company did not record short and long-term research and development liabilities on its balance sheet dated December 31, 2021, as the performance obligation was met and completed. At December 31, 2021, all cash was collected to date. For the year ended December 31, 2020, the Company recognized approximately $177,000 in collaboration revenue related to this agreement and recorded short and long-term research and development liabilities on its balance sheet dated December 31, 2020 of $606,771 and $0, respectively. The research collaboration term under the Merck Collaboration Agreement expired on December 31, 2021.

Collaboration Agreement with LG Chem

On November 6, 2018, the Company entered into the “LG Chem Collaboration Agreement” with LG Chem related to the development of the Company’s Immuno-STATs focused in the field of oncology. Pursuant to the LG Chem Collaboration Agreement, the Company granted LG Chem an exclusive license to develop, manufacture and commercialize the Company’s lead product, CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens, in certain Asian countries (collectively, the “LG Chem Territory”). On April 30, 2021, LG Chem’s option pursuant to the Global License and Collaboration Agreement, dated December 18, 2019 and as amended on November 5, 2020, expired, and accordingly the Company no longer has any material obligations under the Global License and Collaboration Agreement. In June 2021, after ongoing discussions regarding the selection of the second of the two additional cancer antigens, LG Chem and the Company agreed to let the selection period expire without a second antigen being selected. The Company retains rights to develop and commercialize all assets included in the LG Chem Collaboration Agreement in the United States and in global markets outside of the LG Chem Territory. In exchange for the licenses and other rights granted to LG Chem under the LG Chem Collaboration Agreement, LG Chem made a $5.0 million equity investment in common stock of the Company and a $5.0 million nonrefundable up-front cash payment. The Company is also eligible to receive up to an additional $400.0 million in research, development, regulatory and sales milestones. In addition, the LG Chem Collaboration Agreement also provides that LG Chem will pay the Company tiered single-digit percentage royalties on net sales of commercialized product candidates in the LG Chem Territory.

On May 16, 2019, LG Chem paid the Company a $2.5 million milestone payment for the FDA acceptance of the IND for the Company’s lead drug product candidate, CUE-101, pursuant to the LG Chem Collaboration Agreement. The $2.5 million milestone payment was recorded as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Of the $2.5 million milestone payment, approximately $412,500 was recognized as tax withholding, shown as income tax expense on the consolidated statements of operations and comprehensive loss.

On December 7, 2020, the Company earned a $1.25 million milestone payment on the selection of a preclinical candidate pursuant to the LG Chem Collaboration Agreement. The $1.25 million milestone payment was recorded as a contract liability upon receipt. Revenue related to this milestone payment will be recognized by the Company pursuant to the Company’s revenue recognition policy in relation to the performance of its obligations related to the development of this preclinical candidate. Of the $1.25 million milestone payment, approximately $206,250 was withheld as payment of foreign tax withholding and shown as income tax expense on the consolidated statements of operations and comprehensive loss.

On November 23, 2021 the Company earned a $3 million milestone payment for the selection of a clinical product candidate in partnership with LG Chem. The $3 million milestone payment was recorded as a contract liability upon receipt. Revenue related to this milestone payment will be recognized by the Company pursuant to the Company’s revenue recognition policy in relation to the performance of its obligations related to the development of this preclinical candidate. Of the $3 million milestone payment, approximately $495,000 was withheld as payment of foreign tax withholding and shown as income tax expense on the consolidated statements of operations and comprehensive loss. Cash was collected in relation to this milestone payment in February 2022.

The Company recorded short and long-term research and development liabilities on its balance sheet for the year ended December 31, 2021 of $645,344 and $0, respectively.

Aside from the $6.75 million milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price as of December 31, 2021. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the years ended December 31, 2021 and 2020, the Company recognized revenue of approximately $12,786,000 and $2,978,000, respectively, related to the LG Chem Collaboration Agreement.

Capitalization of Contract Costs

The Company considered the capitalization of contract costs under the guidance in ASC 340. There were no contract costs identified in the Merck Collaboration Agreement. As it related to the LG Chem Collaboration Agreement, the Company capitalized license expenses of approximately $907,600 as of December 31, 2021, pursuant to the Einstein License which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. This amount is comprised of approximately $438,000 of capitalized license expenses related to the upfront payment received from LG Chem in December 2018, approximately $313,000 in capitalized license expenses related to the milestone payment received in June 2019, and approximately $156,600 in capitalized license expenses related to the milestone payment received in December 2020, net of accumulated amortization of approximately $827,600. For the year ended December 31, 2021, approximately $80,000 was included in prepaid expenses and other short-term assets and $0 is included in other long-term assets. The Company recorded license fee expense under ASC 730 of $125,750 related to the $3 million milestone payment earned in November 2021.

11. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.001 per share, none of which were outstanding at December 31, 2021 and 2020. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights.

Common Stock

The Company has authorized a total of 100,000,000 shares of common stock, par value $0.001 per share, of which 32,202,496 shares and 30,351,366 shares were issued and outstanding at December 31, 2021 and 2020, respectively.

12. Related Party Transactions

Information with respect to payments under the Einstein License is described in Note 7.

13. Income Taxes

The Company accounts for income taxes under the provision of ASC 740, Income Taxes. The Company reported a $495,000 tax provision for the year ended December 31, 2021 related to foreign withholding taxes paid.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$45,994,000	$34,539,000
Research and other credits	3,708,000	2,312,000
Reserves and accruals	7,552,000	7,446,000
Other	301,000	—
Total gross deferred tax assets	57,555,000	44,297,000
Less valuation allowance	(54,782,000)	(42,321,000)
Total deferred tax assets	2,773,000	1,976,000
Deferred tax liability:
Depreciation	(2,773,000)	(1,974,000)
Other	—	(2,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2021, and 2020, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded a 100% valuation allowance against deferred tax assets at such dates.

No Federal tax provision has been provided for the years ended December 31, 2021 and 2020 due to the losses incurred during such periods. A reconciliation of the difference between the income tax rate computed by applying the U.S. Federal statutory rate and the effective tax rate for the years ended December 31, 2021 and 2020 is as follows:

	Years Ended December 31,
	2021	2020
U. S. Federal statutory tax rate	(21)%	(21)%
State Taxes	(6)%	(7)%
Change in valuation allowance	29%	30%
Tax credits	(3)%	(1)%
Stock based compensation	1%	(2)%
Tax reform	0%	0%
Foreign withholding taxes	1%	0%
Other	0%	1%
Effective tax rate	1%	0%

The Company has applied the provisions of ASC 740, which clarifies the accounting for uncertainty in tax positions and requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return, based on the technical merits of the position, upon examination by the relevant taxing authority. At December 31, 2021 and 2020, the Company had unrecognized tax benefits related to Federal and state research tax credits of approximately $1,666,000 and $1,675,000, respectively. The Company is subject to Federal and state income tax examinations by tax authorities for all years since its incorporation in 2014. The Company is currently not under examination by any tax authority.

At December 31, 2021, the Company has available net operating loss carryforwards for Federal and state income tax purposes of approximately $169,072,206 and $168,618,099, respectively, which, if not utilized earlier, will begin to expire in 2035. Approximately $140,560,428 of the federal net operating losses have an indefinite carryforward. The Company has Federal research credits of approximately $4,648,000, which, if not utilized earlier, will begin to expire in 2035, and state research credits of approximately $1,309,000, which, if not utilized earlier, will begin to expire in 2031.

The following is a reconciliation of the Company’s gross uncertain tax position at December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Balance at the beginning of year	$1,675,000	$1,334,000
Additions for current year tax provisions	363,000	341,000
Additions for prior year tax provisions	30,000	—
Reductions of prior year tax provisions	—	—
Balance as of end of year	$2,068,000	$1,675,000

14. Commitments and Contingencies

Einstein License Agreement

In 2015, the Company entered into the Einstein License Agreement with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. On July 31, 2017, the Company and Einstein amended and restated the Einstein License Agreement which modified certain obligations of the parties under the Einstein License Agreement. For the years ended December 31, 2021 and 2020, the Company incurred approximately $619,000 and $75,000, respectively, in fees and to Einstein in relation to this license.

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

Collaboration Agreement with Merck

See discussion of the Merck Collaboration Agreement in Note 10.

Collaboration Agreement with LG Chem

See discussion of the LG Chem Collaboration Agreement in Note 10.

Contingencies

The Company accrues for contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in these consolidated financial statements.

The Company may be subject to various legal proceedings from time to time as part of its business. As of December 31, 2021, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

15. Leases

The Company is party to a multi-year, noncancelable lease agreement for its Cambridge Massachusetts-based office and lab space, approximately 19,900 square feet (the "Laboratory and Office Lease") as well as additional laboratory space (the "Additional Laboratory Lease") at the same location. The Laboratory and Office Lease includes rent escalation clauses through the lease term and a Company option to extend the lease term for up to two terms of three years each. Minimum base lease payments under the Laboratory and Office Lease are recognized on a straight-line basis over the full term of the lease. The lease term began in May 2018 and was amended last in October 2021 to extend the lease expiration date to March 14, 2024, as discussed further below.

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

On October 22, 2021, the Company entered into a third amendment to the Laboratory and Office Lease. Pursuant to the amendment (1) the term of the lease was extended to March 14, 2024 and (2) the monthly rental rate for the last 21 months of the lease term was increased from $375,174 to $388,000. The Company determined that the amendment should be accounted for as a lease modification applicable under ASC 842, not as a separate contract, with an effective date of lease modification of November 1, 2021, when the agreement was fully executed. At the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of approximately $7,616,000.

The monthly rent payment due under the Laboratory and Office Lease is currently $375,000 until June 2022 and will increase to $388,000 for the remainder of the term.

At December 31, 2021, the Company recorded $9,809,876 to operating right-of-use asset, and $4,931,675 and $5,121,179 to short and long-term operating lease liability, respectively. At December 31, 2021, the remaining lease term was 2.29 years.

Future minimum lease payments under these leases at December 31, 2021 are as follows:

Year
2022	$4,931,675
2023	4,754,796
2024	1,004,739
Total lease payments	10,691,210
Less: present value discount	(638,358)
Present value of lease payments	$10,052,853

Total rent expense of approximately $4,963,000 and $4,593,000 was included in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020, respectively.

16. Cue Biopharma 401(k) Plan

Effective as of January 1, 2017, the Company adopted the Cue Biopharma 401(k) Plan (the “Plan”) for all employees of the Company. Employees may participate in the Plan upon complying with the Plan’s eligibility requirements, subject to limitations imposed by the Internal Revenue Service. Under the Plan, the Company may match employee contributions at its discretion. The Company did not make any contributions to the Plan during the years ended December 31, 2021 or 2020.

17. Subsequent Events

Cue Biopharma 401(k) Plan

Effective January 1, 2022, under the Cue Biopharma 401(k) Plan (the “Plan”), the Company adopted an employer contribution match of up to 3% of employee contributions. The Company will record this as an operating expense on the statement of consolidated operations in 2022 as incurred.

Lease Amendment

On January 25, 2022, the Company entered into the fourth amendment to the Additional Laboratory Lease. Pursuant to the amendment (1) the term of the lease was extended to March 14, 2024 and (2) the monthly rental rate for the amendment increased from $62,588 to $64,466 on October 15, 2022, and $66,399 on October 15, 2023.

Loan and Security Agreement

On February 15, 2022 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Term Loan Agreement”), with Silicon Valley Bank, as lender (“Lender”). The Term Loan Agreement provides for up to $20,000,000 in term loans to be drawn in two tranches as follows: (i) Tranche A loan of $10,000,000 and(ii) Tranche B loan of up to $10,000,000 which is available to be drawn upon meeting certain specified requirements (collectively, the “Term Loans”). The Company drew $10,000,000 in term loans on the Closing Date.

The interest rate applicable to the Term Loans is the greater of (a) the WSJ Prime Rate plus 2.25% or (b) 5.50% per annum. The Term Loans are interest only from the Closing Date through June 30, 2023, after which the Company is required to pay 30 equal monthly installments of principal. Upon borrowing funding Tranche 2, the interest only period shall extend to December 31, 2023, followed by 24 months of amortization.

The Term Loans may be prepaid in full through February 15, 2023 with a payment of 3.00% prepayment premium, after which they may be prepaid in full through February 15, 2024 with payment of a 2.00% prepayment premium, after which they may be prepaid in full through February, 2025 with payment of a 1.00% prepayment premium, after which they may be prepaid in full with no prepayment premium. An additional final payment of 7.5% of the amount of Terms Loans advanced by the Lenders (“Exit Fee’) will be due upon prepayment or repayment of the Term Loans in full.

The Term Loans and related obligations under the Term Loan Agreement are secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property (which is subject to a negative pledge under the Term Loan Agreement).

The Term Loan Agreement contains customary representations, warranties, events of default and covenants, including a requirement that the Company maintain in accounts of the Company at the Lender unrestricted and unencumbered cash equal to the lesser of all of the Company’s cash and 110% of the obligations to the Lender.

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
3.
Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration /File No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended		10-Q	3.1	11/09/20	001-38327

3.2	Amended and Restated Bylaws of the Registrant		S-1	3.5	12/05/17	333-220550

4.1	Specimen Certificate representing shares of common stock of the Registrant		S-1	4.1	12/05/17	333-220550

4.2	Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2015 private placement offering		S-1	4.3	09/21/17	333-220550

4.3	Form of Warrant issued to the underwriter in the Registrant’s 2017 initial public offering		10-K	4.3	03/29/18	001-38327

4.4	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	4.4	03/12/2020	001-38327

10.1	Form of Registration Rights Agreement between the Registrant and investors for an offering completed on June 15, 2015		S-1	10.4	09/21/17	333-220550

10.2	Form of Joinder and Amendment to Registration Rights Agreement between the Registrant and investors for an offering completed on December 22, 2016		S-1	10.6	09/21/17	333-220550

10.3#	First Amendment to Collaboration, License and Option Agreement, dated March 15, 2019, between the Registrant and LG CHEM LTD.		10-K	10.3	03/09/21	001-38327

10.4#	Second Amendment to Collaboration, License and Option Agreement, dated August 5, 2019, between the Registrant and LG CHEM LTD.		10-K	10.4	03/09/21	001-38327

10.5#	Third Amendment to Collaboration, License and Option Agreement, dated October 29, 2019, between the Registrant and LG CHEM LTD.		10-K	10.5	03/09/21	001-38327

10.6#	Fourth Amendment to Collaboration, License and Option Agreement, dated December 18, 2019, between the Registrant and LG CHEM LTD.		10-K	10.6	03/09/21	001-38327

10.7#	Fifth Amendment to Collaboration, License and Option Agreement, dated January 10, 2020, between the Registrant and LG CHEM LTD.	10-K	10.7	03/09/21	001-38327

10.8#	Sixth Amendment to Collaboration, License and Option Agreement, dated February 14, 2020, between the Registrant and LG CHEM LTD.	10-K	10.8	03/09/21	001-38327

10.9#	Seventh Amendment to Collaboration, License and Option Agreement, dated May 14, 2020, between the Registrant and LG CHEM LTD.	10-K	10.9	03/09/21	001-38327

10.10#	Eighth Amendment to Collaboration, License and Option Agreement, dated December 7, 2020, between the Registrant and LG CHEM LTD.	10-K	10.10	03/09/21	001-38327

10.11	Form of Indemnification Agreement between the Registrant and its directors and officers	S-1	10.10	09/21/17	333-220550

10.12†	Amended and Restated License Agreement by and between the Registrant and Albert Einstein College of Medicine dated July 31, 2017	S-1	10.11	12/13/17	333-220550

10.13*	Cue Biopharma, Inc. 2016 Omnibus Incentive Plan, as amended and restated	S-1	10.13	09/21/17	333-220550

10.14*	Form of stock option award under 2016 Omnibus Incentive Plan	S-1	10.14	09/21/17	333-220550

10.15*	Cue Biopharma, Inc. 2016 Non-Employee Equity Incentive Plan	S-1	10.15	09/21/17	333-220550

10.16*	Form of stock option award under 2016 Non-Employee Equity Incentive Plan	S-1	10.16	09/21/17	333-220550

10.17*	Director Compensation Policy dated October 30, 2018	10-K	10.10	03/14/2019	001-38327

10.18†	Exclusive Patent License and Research Collaboration Agreement between the Registrant and Merck Sharp & Dohme Corp. dated November 14, 2017	S-1	10.21	12/04/17	333-220550

10.19*	Executive Employment Agreement between the Registrant and Colin G. Sandercock dated as of November 15, 2017	S-1	10.22	12/04/17	333-220550

10.20	License Agreement between the Registrant and MIL 21 E, LLC dated January 19, 2018	10-K	10.21	03/29/18	001-38327

10.21	First Amendment to the License Agreement between Registrant and MIL 21E, LLC dated June 18, 2018	8-K	10.1	06/20/18	001-38327

10.22	Second Amendment to License Agreement between the Registrant and MIL 21E, LLC dated June 24, 2020.	8-K	10.1	06/26/20	001-38327

10.23†	Collaboration, License and Option Agreement between the Registrant and LG Chem, Ltd. dated November 6, 2018	8-K	10.1	12/26/18	001-38327

10.24*	Amendment No. 1 to Cue Biopharma, Inc. 2016 Omnibus Incentive Plan	10-K	10.16	03/12/2020	001-38327

10.25*	Amended and Restated Executive Employment Agreement between the Registrant and Anish Suri dated October 3, 2019	8-K	10.1	10/07/19	001-38327

10.26	Third Amended and Restated Executive Employment Agreement dated March 4, 2021 between the Company and Daniel Passeri	10-K	10.26	03/09/21	001-38327

10.27	Executive Employment Agreement dated August 21, 2020 between Registrant and Kerri-Ann Millar		8-K	10.1	08/24/20	001-38327

10.28*	Consulting Agreement, dated January 1, 2017, between the Registrant and Ken Pienta, as amended by Amendment No. 1 to Consulting Agreement dated December 15, 2021	X

10.29#	First Amendment to the Exclusive Patent License and Research Collaboration Agreement with Merck Sharp & Dohme Corp. dated November 9, 2020		10-K	10.28	03/09/21	001-38327

10.30	Third Amendment to Vivarium Agreement, dated July 20, 2020, between the Registrant and MIL 21E, LLC		10-Q	10.2	11/09/20	001-38327

10.31	First Amendment to the Amended and Restated License Agreement with Albert Einstein College of Medicine dated October 30, 2018		10-K	10.30	03/09/21	001-38327

10.32	Open Market Sale AgreementSM, dated October 1, 2021, by and between Cue Biopharma, Inc. and Jefferies LLC		10-Q	10.1	11/09/21	001-38327

10.33	Third Amendment to License Agreement, dated October 22, 2021, by and between Cue Biopharma, Inc. and MIL 21E, LLC		10-Q	10.2	11/09/21	001-38327

10.34#	Loan and Security Agreement, dated February 15, 2022, by and between Cue Biopharma, Inc. and Silicon Valley Bank	X
21.1	List of Subsidiaries	X
23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on signature page)	X

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

† Confidential treatment has been granted as to portions of this exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

# Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: March 16, 2022	By:	/s/ Daniel R. Passeri
Daniel R. Passeri Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Cue Biopharma, Inc., hereby severally constitute and appoint Daniel R. Passeri and Kerri-Ann Millar our true and lawful attorney, with full power to him to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Cue Biopharma, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Daniel R. Passeri	Chief Executive Officer and Director	March 16, 2022
Daniel R. Passeri	(Principal Executive Officer)

/s/ Kerri-Ann Millar	Chief Financial Officer	March 16, 2022
Kerri-Ann Millar	(Principal Financial and Accounting Officer)

/s/ Aaron Fletcher	Director	March 16, 2022
Aaron Fletcher

/s/ Cameron Gray	Director	March 16, 2022
Cameron Gray

/s/ Peter A. Kiener	Director	March 16, 2022
Peter A. Kiener

/s/ Frederick Driscoll	Director	March 16, 2022
Frederick Driscoll

/s/ Frank Morich	Director	March 16, 2022
Frank Morich

/s/ Tamar Howson	Director	March 16, 2022
Tamar Howson