Form 10-Q
period 2022-03-31
Cue Biopharma, Inc.
filed 2022-05-10
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38327

Cue Biopharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3324577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Guest Street Boston, Massachusetts	02135
(Address of principal executive offices)	(Zip Code)

(617) 949-2680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CUE	Nasdaq Capital Market

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

As of May 2, 2022, the registrant had 35,372,194 shares of Common Stock ($0.001 par value) outstanding.

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

•
the impacts of the COVID-19 pandemic.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include the factors discussed below under the heading “Risk Factor Summary,” and the risk factors detailed further in Item 1A., “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

RISK FACTOR SUMMARY

Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2022 and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

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
•
The continuing COVID-19 pandemic has adversely impacted, and may continue to adversely impact our business, including our clinical trials and preclinical studies.
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
•
We are a party to a loan agreement that requires us to meet certain operating covenants and places restrictions on our operating and financial flexibility.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$67,927	$64,371
Accounts receivable	925	3,143
Unsettled cash receivable from the sale of common stock	5,127	—
Prepaid expenses and other current assets	1,968	955
Total current assets	75,947	68,469
Property and equipment, net	1,918	2,112
Operating lease right-of-use	9,884	9,810
Deposits	2,668	2,721
Restricted cash	150	150
Other long-term assets	137	140
Total assets	$90,704	$83,401
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,617	$2,591
Accrued expenses	3,406	4,620
Research and development contract liability, current portion	—	645
Operating lease liability, current portion	5,388	4,932
Total current liabilities	11,411	12,788
Operating lease liability, net of current portion	4,759	5,121
Long-term debt, net	9,861	—
Total liabilities	$26,031	$17,909
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,174,800 and 32,202,496 shares issued and outstanding, at March 31, 2022 and December 31, 2021, respectively	34	32
Additional paid in capital	276,340	262,906
Accumulated other comprehensive income	—	—
Accumulated deficit	(211,701)	(197,446)
Total stockholders’ equity	64,673	65,492
Total liabilities and stockholders’ equity	$90,704	$83,401

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$1,000	$1,553
Operating expenses:
General and administrative	5,156	4,255
Research and development	10,082	9,816
Total operating expenses	15,238	14,071
Loss from operations	(14,238)	(12,518)
Other (expense) income:
Interest income, net	8	13
Interest expense, net	(25)	—
Total other (expense) income	(17)	13
Net loss	$(14,255)	$(12,505)
Unrealized loss from available-for-sale securities	—	(7)
Comprehensive loss	$(14,255)	$(12,512)
Net loss per common share – basic and diluted	$(0.44)	$(0.41)
Weighted average common shares outstanding – basic and diluted	32,636,383	30,434,525

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited in thousands, except share and per share amounts)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2020	30,351,366	$30	$232,159	$7	$(153,285)	$78,911
Stock-based compensation	—	—	2,436	—	—	2,436
Exercise of stock options	130,642	1	918	—	—	919
Issuance of common stock upon exercise of warrants, net	8,048	—	—	—	—	-
Restricted stock awards	16,666		—	—	—	—
Repurchase of restricted stock awards	(6,919)	—	(85)	—	—	(85)
Unrealized losses from available-for-sale securities	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(12,505)	(12,505)
Balance, March 31, 2021	30,499,803	$31	$235,428	$—	$(165,790)	$69,669

Balance, December 31, 2021	32,202,496	$32	$262,906	$—	$(197,446)	$65,492
Issuance of common stock from ATM offering, net of sales agent commission and fees	1,919,826	2	10,614	—	—	10,616
Stock-based compensation	—	—	3,011	—	—	3,011
Restricted stock awards released	91,668	—	—	—	—	—
Restricted stock awards withheld at vesting to cover taxes	(39,190)	—	(191)	—	—	(191)
Net loss	—	—	—	—	(14,255)	(14,255)
Balance, March 31, 2022	34,174,800	$34	$276,340	$—	$(211,701)	$64,673

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(14,255)	$(12,505)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	303	318
Stock-based compensation	3,011	2,436
Change in operating lease right-of-use asset	(74)	1,118
Amortization of premium/discount on purchased securities	—	(5)
Amortization of debt issuance costs	3	—
Changes in operating assets and liabilities:
Account receivable	2,218	4
Prepaid expenses and other current assets	(1,093)	(1,590)
Other assets	—	250
Deposits	53	(2)
Accounts payable	26	203
Accrued expenses	(1,215)	(811)
Research and development contract liability	(645)	(139)
Operating lease liability	95	(1,072)
Net cash used in operating activities	(11,573)	(11,795)
Cash flows from investing activities
Purchases of property and equipment	(27)	(648)
Redemption of short-term investments	—	10,000
Net cash provided by (used in) investing activities	(27)	9,352
Cash flows from financing activities
Proceeds from ATM offering, net of sales agent commission and fees	5,489	—
Proceeds from borrowings under term loan	10,000	—
Proceeds from exercise of stock options	—	919
Payment of debt issuance costs	(142)	—
Restricted stock awards withheld at vesting to cover taxes	(191)	(85)
Net cash provided by financing activities	15,156	834
Net (decrease)/increase in cash, cash equivalents, and restricted cash	3,556	(1,609)
Cash, cash equivalents, and restricted cash at beginning of period	64,521	75,016
Cash, cash equivalents, and restricted cash at end of period	$68,077	$73,407
Supplemental disclosures of non-cash investing and financing activities:
Cash paid for interest	$21	$—
Operating lease modification	$1,263	$—
Unsettled cash receivable from the sale of common stock	$5,127	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2022 and 2021

1.
Organization and Basis of Presentation

Cue Biopharma, Inc. (the “Company”) was incorporated in the State of Delaware on December 31, 2014 under the name Imagen Biopharma, Inc., and completed its organization, formation, and initial capitalization activities effective as of January 1, 2015. In October 2016, the Company changed its name to Cue Biopharma, Inc. The Company’s corporate office and research facilities are located in Boston, Massachusetts.

The Company is a clinical-stage biopharmaceutical company engineering a novel class of injectable biologics designed to selectively engage and modulate targeted T cells within the body to treat a broad range of cancers, chronic infectious diseases, and autoimmune diseases.

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2022, the Company had cash and cash equivalents of approximately $67,927,000. Management believes that current cash and cash equivalents on hand at March 31, 2022 are sufficient to fund operations for at least the next twelve months from the date of issuance of these financial statements; however, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its drug product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop and commercialize the Company’s drug product candidates in order to generate future revenue streams.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2022.

Interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or any future periods.

Public Offerings

In June 2020, the Company entered into an at-the-market ("ATM") equity offering sales agreement (the “June 2020 ATM Agreement”) with Stifel Nicolaus & Company, Inc. ("Stifel") to sell shares of the Company’s common stock for aggregate gross proceeds of up to $40 million, from time to time, through an ATM equity offering program under which Stifel would act as sales agent. The June 2020 ATM Agreement was terminated in October 2021 prior to entering into the October 2021 ATM Agreement (as defined below). As of March 31, 2022, the Company had sold an aggregate of 2,099,700 shares of common stock under the June 2020 ATM Agreement for proceeds of approximately $32.7 million, net of commissions paid, but excluding transaction expenses.

In October 2021, the Company entered into an open market sale agreement (the “October 2021 ATM Agreement”) with Jefferies LLC ("Jefferies"), as agent, to sell shares of the Company’s common stock for aggregate gross proceeds of up to $80 million, from time to time, through an ATM equity offering program. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of the Company’s common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by the Company or Jefferies. During the three months ended March 31, 2022, the Company sold 1,919,826 shares of common stock under the October 2021 ATM Agreement for proceeds of approximately $10,616,000, net of commission paid, but excluding transaction expenses. During the three months ended March 31, 2022, the Company received cash of approximately $5,489,000 and recorded a receivable to other current assets of approximately $5,127,000 for shares sold at March 31, 2022, for which the related net cash proceeds were received in April 2022. As of March 31, 2022, the

Company sold an aggregate of 2,396,013 shares of common stock under the October 2021 ATM Agreement for proceeds of approximately $17.6 million, net of commissions paid, but excluding transaction expenses.

Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp. The Company has eliminated all intercompany transactions.

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

COVID-19 Pandemic

The extent to which the COVID-19 pandemic may continue to impact the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent of its impact on worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic as of March 31, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, estimates related to collaboration revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets and intangibles. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Restricted Cash

The Company had $150,000 in restricted cash deposited with a commercial bank to collateralize a credit card as of March 31, 2022 and December 31, 2021.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date. For each of the three months ended March 31, 2022 and 2021, the Company recorded approximately $3,000 in amortization expense on a straight-line basis.

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the consolidated statements of operations and other comprehensive loss.

Revenue Recognition

The Company recognizes collaboration revenue under certain of the Company’s license and collaboration agreements that are within the scope of Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s contracts with customers typically include promises related to licenses to intellectual property and research and development services. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. Accordingly, the transaction price is generally comprised of a fixed fee due at contract inception and variable consideration in the form of milestone payments due upon the achievement of specified events and tiered royalties earned when customers recognize net sales of licensed products. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes the “most likely amount” method to estimate the amount of variable consideration, to predict the amount of consideration to which it will be entitled for its one open contract. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of each arrangement that includes development and regulatory milestone payments, the Company evaluates whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable drug product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to general & administrative expense as incurred. For the three months ended March 31, 2022 and March 31, 2021, patent expenses were $666,000 and $520,000, respectively.

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

Leases

The Company accounts for leases under the Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”) as of January 1, 2019. ASC 842 requires a lessee to record a right-of-use asset and a corresponding lease liability for most lease arrangements on the balance sheet. Under the standard, disclosure of key information about leasing arrangements to assist users of the financial statements with assessing the amount, timing and uncertainty of cash flows arising from leases are required.

Stock-Based Compensation

The Company periodically issues stock-based awards to officers, directors, employees, Scientific and Clinical Advisory Board members, and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to officers, directors, employees, Scientific and Clinical Advisory Board members and consultants, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. Stock option grants, which are generally time-vested, are measured at the grant date fair value and charged to operations on a straight-line basis over the service period, which generally approximates the vesting term. The Company also grants performance-based awards periodically to officers of the Company. The Company recognizes compensation costs related to performance awards over the requisite service period if and when the Company concludes that it is probable that the performance condition will be achieved.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). Comprehensive income (loss) includes net income (loss) as well as changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income (loss) in periods presented was unrealized gain or loss on available-for-sale securities.

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

At March 31, 2022 and 2021, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2022	2021
Common stock warrants	851,969	851,969
Common stock options	6,362,415	5,738,757
Nonvested restricted stock units	6,667	213,336
Total	7,221,051	6,804,062

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

The Company had approximately $52,445,000 and $52,509,000 in cash equivalents that was measured and recorded at fair value on the Company’s balance sheet as of March 31, 2022 and December 31, 2021, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$52,445	$—	$—	$52,445
Total	$52,445	$—	$—	$52,445

	Fair Value Measurements as of December 31, 2021
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$52,509	$—	$—	$52,509
Total	$52,509	$—	$—	$52,509

As of March 31, 2022, the Company reported approximately $52,445,000 of cash equivalents. The Company’s cash equivalents that are invested in money market funds are valued using Level 1 inputs for identical securities. As of December 31, 2021, the Company reported approximately $52,509,000 of cash equivalents. During the three months ended March 31, 2022, and the year ended December 31, 2021, there were no transfers between Level 2 and Level 3.

The carrying values of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.

4.
Marketable Securities

As of March 31, 2022 and December 31, 2021, the Company did not have any marketable securities.

5.
Property and Equipment

Property and equipment as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Laboratory equipment	$5,230	$5,203
Furniture and fixtures	93	93
Computer and office equipment	253	253
Leasehold improvements	6	7
	5,582	5,556
Less accumulated depreciation	(3,664)	(3,444)
Net property and equipment	$1,918	$2,112

Depreciation expense for the three months ended March 31, 2022 and 2021 was approximately $220,000 and $218,000, respectively. Depreciation expense for the three months ended March 31, 2022 excludes trademark amortization expense of approximately $3,000, and amortization of capitalized license expenses of approximately $80,000. Depreciation expense for the three months ended March 31, 2021 excludes trademark amortization expense of approximately $3,000, and amortization of capitalized license expenses of approximately $97,000. There were no disposals of property and equipment for the three months ended March 31, 2022 and 2021.

6.
Loan with Silicon Valley Bank

On February 15, 2022 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Term Loan Agreement”), with Silicon Valley Bank, as lender (“Lender”). The Term Loan Agreement provides for up to $20,000,000 in term loans to be drawn in two tranches as follows: (i) a Tranche A term loan in the aggregate principal amount of $10,000,000 (the "Tranche A Loan") and (ii) two contingent Tranche B term loans in amounts of at least $5,000,000 each and in the aggregate principal amount not to exceed $10,000,000 which is available to be drawn upon meeting certain specified requirements (the "Tranche B Loans" and, collectively, the “Term Loans”). The Company drew $10,000,000 in Term Loans on the Closing Date.

The Term Loans bear interest at a floating rate per annum equal to the greater of (A) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.25% and (B) 5.50%. The Term Loans are interest only from the Closing Date through June 30, 2023, after which the Company is required to pay 30 equal monthly installments of principal. If the Tranche B Loans are advanced, the interest-only period shall extend to December 31, 2023, followed by 24 months of amortization. As of March 31, 2022, the interest rate is 5.75% based on the prime rate plus 2.25%.

The Term Loans may be prepaid in full prior to February 15, 2023 with a payment of 3.00% prepayment premium, after which they may be prepaid in full prior to February 15, 2024 with payment of a 2.00% prepayment premium, on or after which they may be prepaid in full with payment of a 1.00% prepayment premium. Upon prepayment or repayment in full of the Term Loans, the Company will be required to pay a one-time final payment fee equal to 5.00% of the original principal amount of any funded Term Loans being repaid. This one-time final payment fee is recorded to interest expense using the effective interest method over the period of the Term Loans in the consolidated statements of operation and other comprehensive loss.

The Term Loans and related obligations under the Term Loan Agreement are secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property which is subject to a negative pledge under the Term Loan Agreement.

The Term Loan Agreement contains customary representations, warranties, events of default and covenants, including a requirement that the Company maintain in accounts of the Company at the Lender unrestricted and unencumbered cash equal to the lesser of all of the Company’s cash and 110% of the obligations to the Lender.

During the three months ended March 31, 2022, the Company recognized interest expense related to the Term Loans of $21,389.

The following table presents the aggregate maturities of long-term debt as of March 31, 2022: (in thousands):

Total debt	$10,000
Less: unamortized debt issuance costs	(139)
Long-term debt, net of current portion, unamortized debt issuance costs	$9,861

Aggregate Minimum Payments
Year	(in thousands)
2022	$-
2023	2,000
2024	4,000
2025	4,000
Total maturities	$10,000

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the consolidated statements of operations. The Company incurred approximately $142,000 in debt issuance costs related to the Term Loan Agreement. For the three months ended March 31, 2022, the Company recorded approximately $3,000 in amortization of debt issuance costs to interest expense in the consolidated statements of operations and comprehensive loss.

7. Stock-Based Compensation

Stock Option Valuation

For stock options requiring an assessment of value during the three months ended March 31, 2022 and 2021, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

March 31, 2022
Risk-free interest rate	1.53% - 2.56%
Expected dividend yield	0%
Expected volatility	92.1% - 95.7%
Expected life	5.50 to 6.25 years

March 31, 2021
Risk-free interest rate	0.61% - 1.18%
Expected dividend yield	0%
Expected volatility	92.2% - 94.7%
Expected life	5.50 to 6.25 years

A summary of stock option activity for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2021	5,654,168	$10.08	5.48
Granted	816,000	7.06
Exercised	—	—	—
Cancelled	(107,753)	15.11
Stock options outstanding at March 31, 2022	6,362,415	9.62	5.75
Stock options exercisable at March 31, 2022	3,904,410	$8.75	3.88

The Company recognized approximately $3,011,000 in stock-based compensation expense during the three months ended March 31, 2022, related to stock options activity. As of March 31, 2022, total unrecognized stock-based compensation expense was approximately $18,531,000, which is expected to be recognized as an operating expense in the Company’s consolidated statement of operations and other comprehensive loss over the weighted average remaining period of 2.45 years. During the three months ended March 31, 2022, the Company granted stock options to purchase 816,000 shares of common stock with a weighted average grant date fair value of $7.06 per share. During the three months ended March 31, 2021, the Company granted stock options to purchase 868,500 shares of common stock with a weighted average grant date fair value of $11.26. The Company recognized approximately $2,069,000 in stock-based compensation expense during the three months ended March 31, 2021, related to stock options activity. As of March 31, 2021, total unrecognized stock-based compensation expense was approximately $23,048,000, which is expected to be recognized as an operating expense in the Company’s consolidated statement of operations and other comprehensive loss over the weighted average remaining period of 2.6 years.

The intrinsic value of exercisable but unexercised in-the-money stock options at March 31, 2022 was approximately $1,940,000, based on a weighted average grant date fair value of $3.86 per share on March 31, 2022.

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

On February 5, 2020, the Company granted 150,000 RSUs with time-based vesting conditions to an executive officer. One-half of the RSUs vested on September 30, 2021, and the balance vested on March 31, 2022. On March 31, 2020, the Company granted 50,000 RSUs with time-based vesting conditions to an executive officer. The RSUs vest in three equal installments beginning on the grant date, and annually on each anniversary of the grant date thereafter, subject to the recipient’s continued service on each applicable vesting date. Compensation expense is recognized on a straight-line basis.

On August 21, 2020, the Company granted 20,000 RSUs with time-based vesting conditions to an executive officer. The RSUs vest in three equal installments beginning on the grant date, and annually on each anniversary of the grant date thereafter, subject to the recipient’s continued service on each applicable vesting date. Compensation expense is recognized on a straight-line basis.

The following table summarizes the RSU activity under the Company’s 2016 Omnibus Incentive Plan for the three months ended March 31, 2022:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2021	98,335	$18.21
Vested/Released	(91,668)	$18.09
Nonvested balance at March 31, 2022	6,667	$19.87

The Company recognized approximately $794,000 in stock-based compensation during the three months ended March 31, 2022 related to RSU activity. As of March 31, 2022, total unrecognized stock-based compensation was approximately $51,900, which is expected to be recognized as an operating expense in the Company’s consolidated statement of operations and other comprehensive loss with a weighted average remaining period of less than 1 year. The Company recognized approximately $367,000 in stock-based compensation during the three months ended March 31, 2021 related to RSU activity. As of March 31, 2021, total unrecognized stock-based compensation was approximately $2,406,000.

Stock-based Compensation

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was included in the Company’s consolidated statement of operations and other comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
General and administrative	$1,637	$1,114
Research and development	1,374	1,322
Total	$3,011	$2,436

8. Warrants

The Company had two tranches of common stock warrants outstanding at March 31, 2022. The first tranche was exercisable for an aggregate of 370,370 shares of common stock and was issued on June 15, 2015 with an exercise price of $2.70 per share. These warrants were issued with a 7-year term and expire on June 15, 2022. The second tranche was exercisable for an aggregate of 882,071 shares of common stock and was issued on December 27, 2017 with an exercise price of $9.38 per share. These warrants were issued with a 5-year term and expire on December 26, 2022. The intrinsic value of exercisable but unexercised in-the-money common stock warrants at March 31, 2022 was approximately $3,416,000 based on a fair value of $4.88 per share on March 31, 2022.

Each tranche of warrants was evaluated under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and the Company determined that equity classification was appropriate.

The following table shows common stock warrants outstanding as of March 31, 2022:

	Warrant Issued June 15, 2015- Tranche 1	Warrant Issued December 27, 2017- Tranche 2	Total
Shares remaining to be issued as of December 31, 2021	62,611	789,358	851,969
Issued via cashless exercises	0	—	0
Withheld as payment to cover issued shares	0	—	0
Shares remaining to be issued as of March 31, 2022	62,611	789,358	851,969

9. Collaboration Revenue

The Company recognizes collaboration revenue under certain of the Company’s license or collaboration agreements that are within the scope of ASC 606. The Company’s contracts with customers typically include promises related to licenses to intellectual property and research and development services. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and if, over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company’s contracts may include options to acquire additional goods and/or services.

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

The Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis, when applicable. However, certain components of variable consideration are allocated specifically to one or more particular performance obligations in a contact to the extent both of the following criteria are met: (i) the terms of the payment relate specifically to the efforts to satisfy the performance obligation or transfer the distinct good or service and (ii) allocating the variable amount of consideration entirely to the performance obligation or the distinct good or service is consistent with the allocation objective of the standard whereby the amount allocated depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services. The Company develops assumptions that require judgment to determine the standalone selling price for each performance obligation identified in each contract. The key assumptions utilized in determining the standalone selling price for each performance obligation may include forecasted revenues, development timelines, estimated research and development costs, discount rates, likelihood of exercise and probabilities of technical and regulatory success.

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

Aside from the $2.8 million in milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price at March 31, 2022. The Company’s assessment ensured that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three months ended March 31, 2022 and 2021, the Company recorded approximately $0 and $765,000, respectively, in collaboration revenue related to the Merck Collaboration Agreement. The Company did not record short or long-term research and development liabilities on its balance sheet dated March 31, 2022 and December 31, 2021, as the performance obligation was met and completed. The research collaboration term under the Merck Collaboration Agreement expired on December 31, 2021.

Collaboration Agreement with LG Chem

On November 6, 2018, the Company entered into a collaboration agreement (the “LG Chem Collaboration Agreement”) with LG Chem Ltd. (“LG Chem”) related to the development of the Company’s Immuno-STATs focused in the field of oncology. Pursuant to the LG Chem Collaboration Agreement, the Company granted LG Chem an exclusive license to develop, manufacture and commercialize the Company’s lead product, CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens, in certain Asian countries (collectively, the “LG Chem Territory”). On April 30, 2021, LG Chem’s option pursuant to the Global License and Collaboration Agreement entered into between the Company and LG Chem on December 18, 2019 and as amended on November 5, 2020, expired, and accordingly the Company no longer has any material obligations under the Global License and Collaboration Agreement. In June 2021, after ongoing discussions regarding the selection of the second of the two additional cancer antigens, LG Chem and the Company agreed to let the selection period expire without a second antigen being selected. The Company retains rights to develop and commercialize all assets included in the LG Chem Collaboration Agreement in the United States and in global markets outside of the LG Chem Territory. In exchange for the licenses and other rights granted to LG Chem under the LG Chem Collaboration Agreement, LG Chem made a $5.0 million equity investment in common stock of the Company and a $5.0 million nonrefundable up-front cash payment. The Company is also eligible to receive up to an additional $400.0 million in research, development, regulatory and sales milestones. In addition, the LG Chem Collaboration Agreement also provides that LG Chem will pay the Company tiered single-digit percentage royalties on net sales of commercialized drug product candidates in the LG Chem Territory.

On May 16, 2019, LG Chem paid the Company a $2.5 million milestone payment for the U.S. Food and Drug Administration’s (“FDA”) acceptance of the investigational new drug application (“IND”) for the Company’s lead drug product candidate, CUE-101, pursuant to the LG Chem Collaboration Agreement. The $2.5 million milestone payment was recorded as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Of the $2.5 million milestone payment, approximately $412,500 was recognized as tax withholding, shown as income tax expense on the consolidated statement of operations and other comprehensive loss.

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

Aside from the $6.75 million in milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price as of March 31, 2022. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three months ended March 31, 2022 and 2021, the Company recognized revenue of approximately $1,000,000 and approximately $788,000, respectively, related to the LG Chem Collaboration Agreement. The Company did not record short or long-term research and development liabilities on its balance sheet dated March 31, 2022, as the performance obligation was met and completed. As of December 31, 2021, the Company recorded short- and long-term research and development liabilities on its balance sheet of approximately $645,000. Research and development cost sharing provisions under the agreement expired on March 31, 2022.

Capitalization of Contract Costs

The Company considered the capitalization of contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers. There were no contract costs identified in the Merck Collaboration Agreement. As it related to the LG Chem Collaboration Agreement, the Company capitalized license expenses of approximately $908,000 as of March 31, 2022, paid to Einstein pursuant to the Einstein License Agreement which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. This amount is comprised of approximately $438,000 of capitalized license expenses related to the up-front payment received from LG Chem in December 2018, approximately $313,000 in capitalized license expenses related to the milestone payment received in June 2019, and approximately $157,000 in capitalized license expenses related to the milestone payment received in December 2020, net of accumulated amortization on all capitalized license expenses of approximately $908,000. As of March 31, 2022, $80,000 in capitalized license expenses net of accumulated amortization was included in prepaid expenses and other short-term assets related to the LG Chem Collaboration Agreement. As of December 31, 2021, $80,000 was included in prepaid expenses and other short-term assets.

10. Commitments and Contingencies

Einstein License Agreement

In 2015, the Company entered into the Einstein License Agreement with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. The Company entered into an amended and restated license agreement on July 31, 2017, as amended on October 2018, which modified certain obligations of the parties under the Einstein License Agreement. For each of the three months ended March 31, 2022 and March 31, 2021, the Company incurred approximately $51,000 and $18,750, respectively, in fees and expenses to Einstein in relation to this license.

The Company’s remaining commitments with respect to the Einstein License Agreement are based on the attainment of future milestones. The aggregate amount of milestone payments that may be made under the Einstein License Agreement equals up to $1.85 million for each product, process or service that use the patents covered by the Einstein License Agreement, including certain technology received from Einstein relating thereto (“Licensed Products”), and up to $1.85 million for each new indication of a Licensed Product. Additionally, the aggregate amount of one-time milestone payments based on cumulative sales of all Licensed Products equals up to $5.75 million.

Collaboration Agreement with Merck

See discussion of the Merck Collaboration Agreement in Note 9.

Collaboration Agreement with LG Chem

See discussion of the LG Chem Collaboration Agreement in Note 9.

Contingencies

The Company accrues for contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in the Company’s consolidated financial statements.

The Company may be subject to various legal proceedings from time to time as part of its business. As of March 31, 2022, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

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

The Company accounts for leases under ASC 842 using an estimated incremental borrowing rate, which is derived from information available at the lease commencement date, to determine the present value of lease payments. The Company's incremental borrowing rate represents the rate of interest that it would have to pay to borrow over a similar term and an amount equal to the lease payments in a similar economic environment.

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

On January 25, 2022, the Company entered into the fourth amendment to the Additional Laboratory Lease. Pursuant to the amendment (1) the term of the lease was extended to March 14, 2024 and (2) the monthly rental rate for the amendment will increase from $62,588 to $64,466 on October 15, 2022, and to $66,399 on October 15, 2023. The Company booked an adjustment to increase the right-of-use asset and long-term liability of approximately $1,263,000. The Company paid a security deposit of approximately $22,000 related to this amendment.

At March 31, 2022, the Company recorded approximately $9,884,000 to operating lease right-of-use asset, and approximately $5,388,000 and $4,759,000 to the short-term and long-term operating lease liability, respectively. At December 31, 2021, the Company recorded approximately $9,809,876 to operating lease right-of-use asset, and approximately $4,931,675 and $5,121,179 to short- and long-term operating lease liability, respectively. As of March 31, 2022 and December 31, 2021, a security deposit of approximately $803,000 was included in deposits on the Company’s consolidated balance sheet related to the Laboratory and Office Lease.

Future minimum lease payments under these leases at March 31, 2022 are as follows:

Year	(in thousands)
2022	4,030
2023	5,533
2024	1,171
Total lease payment	$10,734
Less: present value discount	(586)
Total	$10,148

Total rent expense of approximately $1,338,000 and $1,220,000 was included in the consolidated statement of operations and other comprehensive loss for the three months ended March 31, 2022 and 2021, respectively. Other information pertaining to the Company’s operating leases for the three months ended March 31, 2022 is summarized in the table below.

Other information (in thousands)	Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$95
Operating lease cost	$145
Weighted average discount rate	5.5%
Weighted average remaining lease term	1.96 year

12. Subsequent Events

ATM Sales

Subsequent to March 31, 2022, the Company sold 1,197,394 shares of common stock under the October 2021 ATM Agreement for proceeds of approximately $6.0 million, net of commission paid, but excluding transactions expenses. As of May 2, 2022, aggregate sales under the October 2021 ATM Agreement totaled 3,593,407 shares of common stock sold for approximately $23.6 million, net of commissions paid, but excluding estimated transaction expenses.

Lease Agreement

On March 28, 2022, the Company entered into a License Agreement (the “License”) with MIL 40G, LLC (the “Licensor”), pursuant to which the Company will lease approximately 13,000 square feet of office, research and development and laboratory space located at 40 Guest Street, Boston, Massachusetts 02135 (the “Premises”). The Company relocated its corporate headquarters to the Premises in April 2022. Subsequent to March 31, 2022, the Company terminated the license agreement for the 21 Erie Street Laboratory and Office Space, the effective date of the termination is April 30, 2022. The Company performed an analysis of the accounting implications of this termination based on ASC 360 Impairments and Abandonments guidance.

The term of the License commences on the later of April 15, 2022 (the “Term Commencement Date”) or the actual delivery of the Premises and expires on April 14, 2026 (the “Term”). In the event the Licensor is unable to provide the Company access to the Premises on or before the Term Commencement Date, the expiration date of the License will be extended by the number of days the Company is unable to access the Premises. The License has a monthly rental rate of $200,700 for the first year of the Term, $208,728 for the second year of the Term, $217,077 for the third year of the Term and $225,760 for the remainder of the Term. Pursuant to the License, the Company must prepay two months of rent and a security deposit. The Licensor is obligated under the License to provide certain services to the Company, including providing certain gases, chemicals and equipment to the Premises’ laboratory space, IT support, security, office support and health and safety training. The Licensor has the right to terminate the License for Cause (as defined in the License).

In April 2022, the Company estimates recognizing a right of use asset of approximately $9,056,000 and an operating lease liability of approximately $9,071,000 will be recorded as of the Term Commencement Date.

For the period after the three months ended March 31, 2022, the Company recorded approximately $43,000 in non-cash interest expense to the lease liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cue Biopharma, Inc. and its subsidiary (“Cue Biopharma”, “we”, “us”, “our” or the “Company”) should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on March 16, 2022, or the 2021 Annual Report.

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

While we have demonstrated the potential application of our protein designed Immuno-STAT platform in preclinical studies in cancer, chronic infectious disease, and autoimmune disease, we are currently prioritizing and strategically focusing on drug product candidates for treating cancer in our CUE-100 series, which exploits rationally engineered interleukin 2, or IL-2, in context of the core Immuno-STAT framework for selective activation of targeted tumor-specific T cells through targeting of the T cell receptor (TCR). We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series.

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

Through a focused and strategic deployment of resources, we have made significant progress advancing the IL-2-based CUE-100 series for oncology. CUE-101, representative of the CUE-100 series, is our most advanced clinical stage asset, currently being dosed in a second line and beyond Phase 1b monotherapy trial for human papilloma virus, or HPV, driven recurrent/metastatic head and neck cancer, or R/M HNSCC, as well as in a first line Phase 1 combination trial with KEYTRUDA® (pembrolizumab), the current standard of care, for R/M HNSCC. We recently completed the enrollment of the expansion phase of our monotherapy Phase 1 clinical trial of CUE-101 at the 4mg/kg recommended Phase 2 dose, or RP2D, for the treatment of HPV16-driven R/M HNSCC in late-stage treatment-refractory patients. These patients have received and failed several prior lines of systemic therapy, including checkpoint inhibitors, or CPIs, such as KEYTRUDA, already approved for first-line HPV+R/M HNSCC.

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

We also continued to progress a Phase 1 clinical trial into the first-line R/M HNSCC setting to evaluate the potential synergy of CUE-101 in combination with Merck Sharp & Dohme Corp., or Merck’s, anti-PD-1 therapy KEYTRUDA. We recently completed the dose escalation portion of this trial and have begun to enroll patients in the expansion phase at the RP2D dose of 4mg/kg of CUE-101 in combination with the approved dose of KEYRUDA. We believe the potential synergy of CUE-101 with KEYTRUDA is due to their complementary mechanisms of action, specifically, CUE-101’s protein engineered design to selectively engage, activate and expand targeted tumor-specific T cells directly in the patient’s body and KEYTRUDA’s mechanism of checkpoint signaling blockade that prevents the tumor from using PD-1/PDL-1 to shut down attacking T cells.

We believe that CUE-101 has the potential to synergize with and enhance the clinical activity of KEYTRUDA and potentially other CPIs since the presence of expanded tumor-specific T cells is a pre-requisite for and an obligatory target of anti-PD-1 therapy.

As the most advanced candidate from our IL-2 based CUE-100 series, CUE-101 is exemplary of the Immuno-STAT platform and underscores the key immunological targets, or immune activity nodes, required to selectively enhance anti-tumor immunity. Importantly, we believe that the CUE-101 clinical data we have generated to date reduces the risk profile of the entire IL-2 based CUE-100 series because the core framework of the CUE-100 series remains essentially the same for each drug product candidate, except for the targeting peptide epitope within the major histocompatibility complex, or MHC, pocket or the human leukocyte antigen, or HLA, pocket in humans. Therefore, with the exception of some protein engineering modifications to ensure stability and manufacturability, the core IL-2 scaffold is a shared molecular feature of all molecules generated within this series including CUE-102, and the next-generation platform, Neo-STATTM.

We are also advancing additional development candidates within the CUE-100 series that we believe have the potential to treat multiple cancers. CUE-102, targets Wilm’s tumor protein, or WT1, an oncofetal antigen known to be over-expressed in more than 20 different cancers, including both solid tumors (such as colorectal, ovarian, pancreatic and lung) and hematologic malignancies (such as acute myeloid leukemia, multiple myeloma and myelodysplastic syndromes). Preclinical data from CUE-102 were recently presented at the New York Academy of Science Frontiers in Cancer Immunotherapy meeting in May 2021 and at the SITC meeting in November 2021. We believe these data support the premise of selective WT1 specific T cell activation and expansion, along with polyfunctional effector function including killing of target cells. We filed an investigational new drug application, or IND, for CUE-102 on March 31, 2022 which was accepted by the FDA for the evaluation of CUE-102 in a dose escalation and expansion monotherapy Phase 1 trial for the treatment of WT1-positive recurrent/metastatic cancers focused on gastric, pancreatic, ovarian and colon cancers.

We have also generated foundational preclinical data with Immuno-STATs targeting the mutated G12V KRAS T cell epitope including demonstration of activation and expansion of T cells expressing G12V-specific TCRs, and we are developing CUE-103, also in the CUE-100 series, for targeting the KRAS G12V mutation. Preclinical data from CUE-103 were presented at the Immuno-Oncology conference in February 2021 and at the SITC meeting in November 2021.

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

The COVID-19 Pandemic

The continuing COVID-19 pandemic has prompted governments and regulatory bodies throughout the world to enact restrictions on businesses, public gatherings and travel to minimize the risk of virus transmission in the population. Beginning in March 2020, we undertook precautionary measures intended to help mitigate the risk of virus transmission to our employees, including the establishment of remote working standards, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing.

We also established policies and procedures for all personnel who enter our company premises. The policies and procedures we implemented are consistent with the rules and guidelines recommended by the Centers for Disease Control and Prevention, the Commonwealth of Massachusetts and the City of Cambridge. However, these actions or additional measures we may undertake may ultimately delay progress of our developmental goals or otherwise negatively affect our business. In addition, third-party actions taken to contain the spread of the novel coronavirus, SARS-CoV-2, and mitigate public health effects may negatively affect our business. We do not believe any of these actions or disruptions have had a significant impact on our productivity or our operations. We continue to have many of these policies and procedures in place in 2022.

To date, we have experienced supply chain disruptions for lab supplies used in our preclinical research. In addition, in January 2021, we were notified by our contract manufacturing organization, or CMO, that the manufacture of our good manufacturing practice, or GMP, material for the CUE-102 drug product candidate would be delayed by approximately six weeks due to the invocation of the Defense Production Act, or DPA, which gives priority to the manufacture of vaccines and other drug products used to prevent or treat COVID-19. The delay in the manufacturing of our CUE-102 GMP batch has impacted the expected filing date of the CUE-102 IND that was planned for the fourth quarter of 2021. The CUE-102 IND was filed on March 31, 2022.

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

Critical Accounting Estimates and Significant Judgments

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2021 Annual Report have the greatest potential impact on our financial statements, so we consider those estimates, assumptions and judgments to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022.

Recent Accounting Pronouncements and Adopted Standards

A discussion of recent accounting pronouncements is included in Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. As of the three months ended March 31, 2022, two of these milestones had been achieved, as we had filed an investigational new drug application, or IND, in 2019, and initiated the investigator sponsored Phase 1b neoadjuvant clinical trial for CUE-101 in 2021.
•
Incur minimum product development costs per year until the first commercial sale of the first Licensed Product.

As of March 31, 2022, we were in compliance with our obligations under the Einstein License.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if we fail to meet our obligations thereunder.

We account for the costs incurred in connection with the Einstein License in accordance with Accounting Standards Codification, or ASC 730, Research and Development. For the three months ended March 31, 2022 and March 31, 2021, costs incurred with respect to the Einstein License were $52,000 and $18,750, respectively. Such costs are included in research and development costs in our consolidated statements of operations and other comprehensive loss.

Pursuant to the Einstein License, we issued to Einstein 671,572 shares of our common stock in connection with the consummation of the initial public offering of our common stock on December 27, 2017.

Collaboration Agreement with Merck

On November 14, 2017, we entered into an Exclusive Patent License and Research Collaboration Agreement, or the Merck Collaboration Agreement, with Merck Sharp & Dohme Corp., or Merck, for a partnership to research and develop certain of our proprietary biologics that target certain autoimmune disease indications, or the Initial Indications. We view the Merck Collaboration Agreement as a strategic component of our development strategy since it has subsidized the research for and advanced our early autoimmune programs through partnership with a world class pharmaceutical company, while also continuing our focus on our more advanced cancer programs. The research program outlined in the Merck Collaboration Agreement entailed (1) our research, discovery and development of certain Immuno-STAT drug product candidates up to the point of demonstration of certain biologically relevant effects, or Proof of Mechanism, and (2) the further development by Merck of the Immuno-STAT drug product candidates that have demonstrated Proof of Mechanism, or the Proposed Product Candidates, up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates' profiles as described in the Merck Collaboration Agreement.

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

In exchange for the licenses and other rights granted to Merck under the Merck Collaboration Agreement, Merck paid to us a $2.5 million nonrefundable up-front payment. Additionally, we may be eligible to receive funding in developmental milestone payments, as well as tiered royalties, if all research, development, regulatory and commercial milestones agreed upon by both parties were to be successfully achieved. Excluding the $2.5 million up-front payment described above, we are potentially eligible to earn up to $101.0 million for the achievement of certain research and development milestones, $120.0 million for the achievement of certain regulatory milestones and $150.0 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas are achieved. The Merck Collaboration Agreement required us to deploy the first $2.5 million of milestone payments received under the agreement to fund and support contract research. The amount of the royalty payments is a percentage of product sales ranging in the single digits based on the amount of such sales. For the three months ended March 31, 2022 and 2021, we recorded approximately $0 and $765,000, respectively, in collaboration revenue related to the Merck Collaboration Agreement. We did not record short or long-term research and development liabilities on our balance sheet dated March 31, 2022 and December 31, 2021, as the performance obligation was completed. The research collaboration term under the Merck Collaboration Agreement expired on December 31, 2021.

Collaboration Agreement with LG Chem

Effective November 6, 2018, we entered into a collaboration agreement with LG Chem Ltd., or LG Chem, which we refer to as the LG Chem Collaboration Agreement, related to the development of Immuno-STATs focused in the field of oncology.

Pursuant to the LG Chem Collaboration Agreement, we granted LG Chem an exclusive license to develop, manufacture and commercialize our lead product, CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens, or Product Candidates (to be elected within a defined timeframe), in Australia, Japan, Republic of Korea, Singapore, Malaysia, Vietnam, Thailand, Philippines, Indonesia, China (including Macau and Hong Kong) and Taiwan, which we refer to collectively as the LG Chem Territory. On December 20, 2018, we reported the selection of Wilm’s Tumor 1, or WT1, as the first target antigen for a Product Candidate under the LG Chem Collaboration Agreement. In June 2021, after ongoing negotiations regarding the selection of the second of the two additional cancer antigens, we decided, along with LG Chem, to allow the defined selection period to expire without a second antigen being selected. We retain rights to develop and commercialize all assets included in the LG Chem Collaboration Agreement in the United States and in global markets outside of the LG Chem Territory. Under the LG Chem Collaboration Agreement, we will engineer the selected Immuno-STATs for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, thereby enhancing our market reach by providing for greater patient coverage of populations in global markets, while LG Chem will establish a chemistry, manufacturing and controls, or CMC, process for the development and commercialization of selected Product Candidates. The LG Chem Collaboration Agreement provided LG Chem with the option to select one additional Immuno-STAT for an oncology target, or an Additional Immuno-STAT, for an exclusive worldwide development and commercialization license. On December 18, 2019, we and LG Chem entered into a global license and collaboration agreement, which was amended on November 5, 2020. We refer to such agreement, as amended, as the Global License and Collaboration Agreement. The Global License and Collaboration Agreement supersedes the provisions of the LG Chem Collaboration Agreement related to LG Chem’s option for an Additional Immuno-STAT but generally does not become effective unless and until LG Chem exercises its option, other than certain select provisions including the length of the option period and representations, warranties and covenants of the parties. On April 30, 2021, LG Chem’s option pursuant to the Global License and Collaboration Agreement, expired, and accordingly the Global License and Collaboration Agreement no longer contains any material obligations of ours. We will retain an option to co-develop and co-commercialize the additional program worldwide.

Under the terms of the LG Chem Collaboration Agreement, LG Chem paid us a $5.8 million non-refundable, non-creditable up-front payment and purchased approximately $5.0 million of shares of our common stock at a price per share equal to a 20% premium to the volume weighted-average closing price per share over the thirty (30) trading day period immediately prior to the effective date of the LG Chem Collaboration Agreement. We are also eligible to receive additional aggregate payments of up to approximately $400.0 million if certain research, development, regulatory and commercial milestones are successfully achieved. On May 16, 2019, we earned a $2.5 million milestone payment for the U.S. Food and Drug Administration’s, or FDA’s, acceptance of the IND for our lead drug product candidate, CUE-101, pursuant to the LG Chem Collaboration Agreement. On December 7, 2020, we earned a $1.25 million milestone payment on the selection of a pre-clinical candidate pursuant to the LG Chem Collaboration Agreement. On November 23, 2021, we earned a $3.0 million milestone on the confirmation of the Collaboration Product Candidate. In addition, the LG Chem Collaboration Agreement also provides that LG Chem will pay us tiered single-digit royalties on net sales of commercialized Product Candidates, or Collaboration Products, in the LG Chem Territory on a product-by-product and country-by-country basis, until the later of expiration of patent rights in a country, the expiration of regulatory exclusivity in such country, or ten years after the first commercial sale of a Collaboration Product in such country, subject to certain royalty step-down provisions set forth in the LG Chem Collaboration Agreement.

Pursuant to the LG Chem Collaboration Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products. In return for performing CMC process development, LG Chem is eligible to receive low-single digit royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. The amount of fees and milestone payments, as well as whether we receive royalty payments, will depend on the number of alleles selected by LG Chem and whether we exercise our option to co-develop and co-commercialize the additional program worldwide, in which case we would share costs and profits instead of receiving royalties and post-option-exercise milestones. For the three months ended March 31, 2022 and 2021, we recognized revenue of approximately $1,000,000 and approximately $788,000, respectively, related to the LG Chem Collaboration Agreement. As of March 31, 2022, we recorded short-term research and development liabilities on our balance sheet of $0. As of December 31, 2021, we recorded short- and long-term research and development liabilities on our balance sheet of approximately $645,000. The majority of the research phase of the collaboration agreement was substantially complete on March 31, 2022.

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

General and administrative expenses consist of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as professional fees, insurance costs, and other general corporate expenses. We expect general and administrative expenses to increase in future periods as we incur additional expenses related to our operation as a public company which requires our compliance with certain regulatory and legal procedures. We expect activities supporting our operations including legal, accounting, insurance, employee compensation and other expenses to increase.

Research and development expenses consist primarily of compensation expenses, fees paid to consultants, outside service providers and organizations (including research institutes at universities), facility expenses, and development and clinical trial expenses with respect to our drug product candidates. We charge research and development expenses to operations as they are incurred. We expect research and development expenses to increase in the future as we continue to advance the clinical development of CUE-101 and CUE-102, including our ongoing and planned clinical trials, and develop technology for potential future products based on our technology and research. We also believe that rising inflation, supply chain disruptions and labor shortages may also contribute to increased research and development costs.

Three Months Ended March 31, 2022 and 2021

Our consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2022 and 2021, as discussed herein, are presented below.

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Collaboration revenue	$1,000	$1,553
Operating expenses:
General and administrative	5,156	4,255
Research and development	10,082	9,816
Total operating expenses	15,238	14,071
Loss from operations	(14,238)	(12,518)
Other income:
Interest income, net	8	13
Interest expense, net	(25)	—
Total other income	(17)	13
Net loss	$(14,255)	$(12,505)
Unrealized loss from available-for-sale securities	—	(7)
Comprehensive loss	$(14,255)	$(12,512)
Net loss per common share – basic and diluted	$(0.44)	$(0.41)
Weighted average common shares outstanding – basic and diluted	32,636,383	30,434,525

Collaboration Revenue

Collaboration revenue was $1,000,000 and $1,553,000 for the three months ended March 31, 2022 and 2021, respectively. The decrease of approximately $553,000 was due to the expiration of the research collaboration term under the Merck Collaboration

Agreement on December 31, 2021. All collaboration revenue recognized was related to the performance of services under our collaboration agreements with Merck and LG Chem.

General and Administrative

General and administrative expenses totaled $5,156,000 and $4,255,000 for the three months ended March 31, 2022 and 2021, respectively. This increase of $901,000 during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due primarily to higher stock-based compensation related to executive management, professional and consulting fees, employee and board compensation and other business expenses related to the ongoing management of the company.

General and administrative expenses for the three months ended March 31, 2022 consisted of expenses related to stock-based compensation of $1,637,000, professional and consulting fees of $1,509,000, employee and board compensation of $1,403,000, rent of $287,000, insurance expense of $85,000 and other expenses of $235,000. General and administrative expenses for the three months ended March 31, 2021 consisted of expenses related to professional and consulting fees of $1,399,000, stock-based compensation expense of $1,114,000, employee and board compensation of $1,114,000, rent of $270,000, insurance expense of $85,000, and other expenses of $273,000.

Research and Development

Research and development expenses totaled $10,082,000 and $9,816,000 for the three months ended March 31, 2022 and 2021, respectively. This increase of $266,000 during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due primarily to higher laboratory and drug substance manufacturing costs, employee and Scientific and Clinical Advisory Board compensation, other professional fees, licensing fees and rent.

Research and development expenses for the three months ended March 31, 2022 included expenses related to research and laboratory expenses of $2,401,000, employee and Scientific and Clinical Advisory Board compensation of  $2,975,000, stock-based compensation expense of $1,374,000, clinical expenses of $1,135,000, rent of $1,049,000, depreciation and amortization of $280,000, insurance expense of $258,000, other professional fees of $286,000, licensing fees of $54,000, and other expenses of $270,000. Research and development expenses for the three months ended March 31, 2021 included expenses related to employee and Scientific and Clinical Advisory Board member compensation of approximately $2,535,000, stock-based compensation expense of $1,322,000, depreciation and amortization of $289,000, research and laboratory expenses of $2,669,000, clinical expenses of $1,062,000, rent of $952,000, other professional fees of $513,000, insurance expense of $241,000, and other expenses of $233,000.

Interest Income, net

Interest income was $8,000 and $13,000 for the three months ended March 31, 2022 and 2021, respectively. This decrease of $5,000 was primarily due to lower interest yields and reduced investment of our cash and cash equivalents in marketable securities during the three months ended March 31, 2022.

Interest Expense, net

Interest expense was $25,000 and $0 for the three months ended March 31, 2022 and 2021, respectively. This increase of $25,000 was primarily due to cash paid for interest expense related to the proceeds from borrowings under our Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, of approximately $22,000 and amortization of deferred issuance costs of approximately $3,000.

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities, cash received from Merck and LG Chem under the respective collaboration agreements and borrowings under the Loan Agreement. At March 31, 2022, we had cash and cash equivalents totaling $67,927,000 available to fund our ongoing business activities. Additional information concerning our financial condition and results of operations is provided in the financial statements included in this Quarterly Report on Form 10-Q.

The amounts that we actually spend for any specific purpose may vary significantly and will depend on a number of factors, including, but not limited to, our research and development activities and programs, clinical testing, regulatory approval, market conditions, and changes in or revisions to our business strategy and technology development plans.

In March 2020, we entered into an at-the-market, or ATM, equity offering sales agreement, or the March 2020 Sales Agreement, with Stifel Nicolaus & Company, Inc., or Stifel, to sell shares of our common stock for aggregate gross proceeds of up to $35.0 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent. As of March 31, 2022, we had sold a total of 1,824,901 shares of common stock under the March 2020 Sales Agreement for proceeds of $34.3 million, net of commissions paid, but excluding estimated transaction expenses. Due to the issuance and sale of all the shares of common stock subject thereto, the March 2020 Sales Agreement terminated in accordance with its terms.

On June 22, 2020, we filed a registration statement on Form S-3ASR, which became automatically effective upon filing with the SEC (File No. 333-239357), or the 2020 Shelf, to register for sale from time to time up to $300.0 million of our common stock, preferred stock, debt securities, warrants, rights and/or units in one or more offerings.

In June 2020, we entered into an ATM equity offering sales agreement, or the June 2020 ATM Agreement, with Stifel to sell shares of our common stock for aggregate gross proceeds of up to $40.0 million, from time to time, through an “at-the-market” equity offering program under which Stifel acted as sales agent. As of March 31, 2022, we sold 907,700 shares of common stock under the June 2020 ATM Agreement for proceeds of $10.4 million, net of commissions paid, but excluding transaction expenses. The June 2020 ATM Agreement was terminated prior to entering into the October 2021 ATM Agreement (as defined below).

In October 2021, we entered into an open market sale agreement, or the October 2021 ATM Agreement, with Jefferies LLC, or Jefferies, to sell shares of our common stock for aggregate gross proceeds of up to $80.0 million, from time to time, through an ATM equity offering program under which Jefferies acts as sales agent. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80.0 million of shares of our common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by us or Jefferies. During the three months ended March 31, 2022, the Company sold 1,919,826 shares of common stock under the October 2021 ATM Agreement for proceeds of approximately $10,616,000, net of commission paid, but excluding transaction expenses. As of March 31, 2022, the Company sold an aggregate of 2,396,013 shares of common stock under the October 2021 ATM Agreement for proceeds of approximately $17.6 million, net of commissions paid, but excluding transaction expenses. The shares of common stock sold under the October 2021 ATM Agreement were made pursuant to the 2020 Shelf.

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

The Loan Agreement permits voluntary prepayment of all, but not less than all, of the Term Loans, subject to a prepayment premium except if the facility is refinanced with another SVB facility. Such prepayment premium would be 3.00% of the principal amount of the Term Loans if prepaid prior to the first anniversary of the date on which we entered the Loan Agreement, 2.00% of the principal amount of the Term Loan if prepaid on or after the first anniversary of the date on which we entered the Loan Agreement but prior to the second anniversary of the date on which we entered the Loan Agreement, and 1.00% of the principal amount of the Term Loan if prepaid on or after the second anniversary of the date on which we entered the Loan Agreement. Upon prepayment or repayment in full of the Term Loans, the Company will be required to pay a one-time final payment fee equal to 5.00% of the original principal amount of any funded Term Loans being repaid.

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

Cash Flows

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
(in thousands)
Net cash provided by (used in):
Operating activities	$(11,573)	$(11,795)
Investing activities	(27)	9,352
Financing activities	15,156	834
Net (decrease)/increase in cash, cash equivalents, and restricted cash	$3,556	$(1,609)

Operating Activities

During the three months ended March 31, 2022 and 2021, we used cash of $11,573,000 and $11,795,000, respectively, in operating activities. Cash used in operating activities during the three months ended March 31, 2022 consisted primarily of our net loss of $14,255,000 and decreases of $1,215,000 in accrued expenses, $645,000 in research and development contract liability, $74,000 in operating lease right-of-use asset and $1,093,000 in prepaid expenses and other current assets. Cash used in operating activities was partially offset by increases of $3,011,000 in stock-based compensation, $3,000 in amortization of debt issuance costs, $53,000 in deposits, $303,000 in depreciation and amortization, $2,218,000 in accounts receivable, $26,000 in accounts payable and $95,000 in operating lease liability.

Cash used in operating activities during the three months ended March 31, 2021 consisted primarily of our net loss of $12,505,000, and an increase of $1,590,000 in prepaid expenses, and decreases of $811,000 in accrued expenses, $139,000 in research and development contract liability, $1,072,000 in operating lease liability and $7,000 in other non-cash items. Cash used was partially offset by a decrease in $4,000 in accounts receivable and $250,000 in other assets and increases of $203,000 in accounts payable, as well as non-cash charges of approximately $318,000 in depreciation and amortization, $2,436,000 in stock-based compensation expense, and $1,118,000 in change in operating lease right-of-use asset.

Investing Activities

During the three months ended March 31, 2022 and March 31, 2021, our investing activities used $27,000 in cash, compared to cash provided by investing activities of $9,352,000 during the three months ended March 31, 2021. This decrease of $9,379,000 in cash from investing activities was primarily due to the redemption of our entire short-term investment in marketable securities offset by purchases of property and equipment. Cash used in investing activities during the three months ended March 31, 2022 consisted of the purchase of property and equipment of $27,000. Cash provided by investing activities during the three months ended March 31, 2021 consisted primarily of $10,000,000 for the redemption of short-term investments, offset by the purchase of property and equipment of $648,000.

Financing Activities

During the three months ended March 31, 2022 and 2021, we generated cash from financing activities of $15,156,000 and $834,000, respectively, an increase of $19,449,000. Cash from financing activities during the three months ended March 31, 2022, consisted of cash proceeds from the sale of common stock pursuant to the October 2021 Sales Agreement of $5,489,000 net of commissions paid, and proceeds from borrowings under the Loan Agreement of $10,000,000, offset by cash used of $191,000 for restricted stock buy-back at vesting and payment of debt issuance costs of $142,000. Cash from financing activities during the three months ended March 31, 2021 consisted of cash proceeds from the exercise of common stock options of $919,000, offset by cash used for restricted stock buy-back at vesting of $85,000.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of our Immuno-STAT platform, continue ongoing and initiate new clinical trials of and seek marketing approval for our drug product candidates. In addition, we expect to incur additional costs associated with operating a public company. Our expenses will also increase if, and as, we:

•
continue the clinical development of our CUE-100 series, including CUE-101, CUE-102, CUE-103 and Neo-STAT;

•
leverage our programs to advance our other drug product candidates into preclinical and clinical development;
•
seek regulatory approvals for any drug product candidates that successfully complete clinical trials;
•
seek to discover and develop additional drug product candidates in the CUE-100 series, including Neo-STATs;
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

We believe that our existing cash and cash equivalents as of March 31, 2022 will enable us to fund our operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market drug product candidates that we would otherwise prefer to develop and market ourselves, which could adversely affect our business prospects, and we may be unable to continue our operations. Because of numerous risks and uncertainties associated with the research, development and commercialization of our drug product candidates, we are unable to estimate the exact amount of our working capital requirements. Factors that may affect our planned future capital requirements and accelerate our need for additional working capital include the following:

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
•
our ability to successfully commercialize our drug product candidates, if approved;
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

A change in the outcome of any of these or other variables with respect to the development of any of our drug product candidates could significantly change the costs and timing associated with the development of that drug product candidate. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

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

Principal Commitments

During the three months ended March 31, 2022, there were no material changes to our contractual obligations and commitments as of December 31, 2021 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating us and our business, you should carefully consider the information included in this Quarterly Report on Form 10-Q and in other documents we file with the SEC and the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our 2021 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
10.1#	Loan and Security Agreement, dated February 15, 2022, by and between Cue Biopharma, Inc. and Silicon Valley Bank		10-K	10.34	03/16/22	001-38327
10.2	License Agreement, dated March 28, 2022, between Cue Biopharma, Inc. and MIL 40G, LLC		8-K	10.1	03/30/22	001-38327
10.3	Director Compensation Policy dated January 1, 2021	X
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS

Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.	X

# Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: May 10, 2022	By:	/s/ Daniel R. Passeri

Daniel R. Passeri Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 10, 2022	By:	/s/ Kerri-Ann Millar

Kerri-Ann Millar Chief Financial Officer (Principal Financial and Accounting Officer)