Form 10-Q
period 2022-06-30
Cue Biopharma, Inc.
filed 2022-08-04
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of August 1, 2022, the registrant had 35,381,743 shares of Common Stock ($0.001 par value) outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$66,126	$64,371
Accounts receivable	736	3,142
Prepaid expenses and other current assets	2,142	955
Total current assets	69,004	68,468
Property and equipment, net	1,765	2,112
Operating lease right-of-use	9,899	9,810
Deposits	3,797	2,721
Restricted cash	150	150
Other long-term assets	134	140
Total assets	$84,749	$83,401
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,568	$2,591
Accrued expenses	3,559	4,620
Research and development contract liability, current portion	—	645
Operating lease liability, current portion	3,196	4,932
Total current liabilities	8,323	12,788
Operating lease liability, net of current portion	6,757	5,121
Long-term debt, net	9,913	—
Total liabilities	$24,993	$17,909
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,381,743 and 32,202,496 shares issued and outstanding, at June 30, 2022 and December 31, 2021, respectively	35	32
Additional paid in capital	284,630	262,906
Accumulated deficit	(224,909)	(197,446)
Total stockholders’ equity	59,756	65,492
Total liabilities and stockholders’ equity	$84,749	$83,401

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$26	$2,739	$1,026	$4,291
Operating expenses (income):
General and administrative	3,782	4,280	8,938	8,535
Research and development	9,592	8,762	19,675	18,577
Gain on right-of-use asset termination	(258)	—	(258)	—
Total operating expenses	13,116	13,042	28,355	27,112
Loss from operations	(13,090)	(10,303)	(27,329)	(22,821)
Other (expense) income:
Interest income, net	88	24	96	37
Interest expense, net	(206)	—	(230)	—
Total other (expense) income	(118)	24	(134)	37
Net loss	$(13,208)	$(10,279)	$(27,463)	$(22,784)
Unrealized loss from available-for-sale securities	—	—	—	(7)
Comprehensive loss	$(13,208)	$(10,279)	$(27,463)	$(22,791)
Net loss per common share – basic and diluted	$(0.37)	$(0.33)	$(0.81)	$(0.74)
Weighted average common shares outstanding – basic and diluted	35,357,343	31,233,794	34,005,410	30,834,522

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited in thousands, except share and per share amounts)

For the three months ended June 30, 2022 and 2021:
	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, March 31, 2021	30,499,803	$31	$235,428	$—	$(165,790)	$69,669
Issuance of common stock from ATM offering, net of sales agent commission and fees	907,700	—	10,356	—	—	10,356
Stock-based compensation	—	—	2,854	—	—	2,854
Exercise of stock options	62,713	—	310	—	—	310
Net loss	—	—	—	—	(10,279)	(10,279)
Balance, June 30, 2021	31,470,216	$31	$248,948	$—	$(176,069)	$72,910

Balance, March 31, 2022	34,174,800	$34	$276,340	$—	$(211,701)	$64,673
Issuance of common stock from ATM offering, net of sales agent commission and fees	1,197,394	1	5,981	—	—	5,982
Stock-based compensation	—	—	2,309	—	—	2,309
Issuance of common stock upon exercise of warrants, net	9,549	—	—	—	—	—
Net loss	—	—	—	—	(13,208)	(13,208)
Balance, June 30, 2022	35,381,743	$35	$284,630	$—	$(224,909)	$59,756

For the six months ended June 30, 2022 and 2021:
	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2020	30,351,366	$30	$232,159	$7	$(153,285)	$78,911
Issuance of common stock from ATM offering, net of sales agent commission and fees	907,700	1	10,356	—	—	10,357
Stock-based compensation	—	—	5,290	—	—	5,290
Exercise of stock options	193,355	—	1,228	—	—	1,228
Issuance of common stock upon exercise of warrants, net	8,048	—	—	—	—	—
Restricted stock awards	16,666	—	—	—	—	—
Repurchase of restricted stock awards	(6,919)	—	(85)	—	—	(85)
Unrealized losses from available-for-sale securities	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(22,784)	(22,784)
Balance, June 30, 2021	31,470,216	$31	$248,948	$—	$(176,069)	$72,910

Balance, December 31, 2021	32,202,496	$32	$262,906	$—	$(197,446)	$65,492
Issuance of common stock from ATM offering, net of sales agent commission and fees	3,117,220	3	16,595	—	—	16,598
Stock-based compensation	—	—	5,320	—	—	5,320
Issuance of common stock upon exercise of warrants, net	9,549	—	—	—	—	—
Restricted stock awards released	91,668	—	—	—	—	—
Restricted stock awards withheld at vesting to cover taxes	(39,190)	—	(191)	—	—	(191)
Net loss	—	—	—	—	(27,463)	(27,463)
Balance, June 30, 2022	35,381,743	$35	$284,630	$—	$(224,909)	$59,756

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(27,463)	$(22,784)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	518	632
Stock-based compensation	5,320	5,290
Amortization of operating lease right-of-use asset	169	2,252
Gain on right-of-use asset termination	(258)
Loss (gain) on disposal of fixed assets	4	(19)
Amortization of premium/discount on purchased securities	—	(5)
Amortization of debt issuance costs	12	—
Accretion of final payment on term loan	43	—
Changes in operating assets and liabilities:
Accounts receivable	2,407	(487)
Prepaid expenses and other current assets	(1,268)	(2,787)
Other assets	—	250
Deposits	(1,075)	(47)
Accounts payable	(1,023)	922
Accrued expenses	(1,062)	(784)
Research and development contract liability	(645)	(1,726)
Operating lease liability	(100)	(2,272)
Net cash used in operating activities	(24,421)	(21,565)
Cash flows from investing activities
Purchases of property and equipment	(92)	(900)
Cash received from the sale of fixed asset	3	19
Redemption of short-term investments	—	10,000
Net cash (used in) provided by investing activities	(89)	9,119
Cash flows from financing activities
Proceeds from ATM offering, net of sales agent commission and fees	16,598	10,357
Proceeds from borrowings under term loan	10,000	—
Proceeds from exercise of stock options	—	1,228
Payment of debt issuance costs	(142)	—
Restricted stock awards withheld at vesting to cover taxes	(191)	(85)
Net cash provided by financing activities	26,265	11,500
Net (decrease)/increase in cash, cash equivalents, and restricted cash	1,755	(946)
Cash, cash equivalents, and restricted cash at beginning of period	64,521	75,016
Cash, cash equivalents, and restricted cash at end of period	$66,276	$74,070
Supplemental disclosures of non-cash investing and financing activities:
Income taxes	$—	$206
Cash paid for interest	$214	$—
Right-of-use asset and lease liability (new lease)	$9,057	$—
Operating lease modification	$7,119	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2022 and 2021

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

The Company is a clinical-stage biopharmaceutical company developing a novel class of injectable biologics designed to selectively engage and modulate tumor-specific T cells within the body to treat a broad range of cancers, chronic infectious diseases, and autoimmune diseases.

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2022, the Company had cash and cash equivalents of approximately $66,126,000. Management believes that current cash and cash equivalents on hand at June 30, 2022 are sufficient to fund operations for at least the next twelve months from the date of issuance of these financial statements; however, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its drug product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop and commercialize the Company’s drug product candidates in order to generate future revenue streams.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2022.

Interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or any future periods.

Public Offerings

In June 2020, the Company entered into an at-the-market ("ATM") equity offering sales agreement (the “June 2020 ATM Agreement”) with Stifel Nicolaus & Company, Inc. ("Stifel") to sell shares of the Company’s common stock for aggregate gross proceeds of up to $40 million, from time to time, through an ATM equity offering program under which Stifel would act as sales agent. The June 2020 ATM Agreement was terminated in October 2021 prior to entering into the October 2021 ATM Agreement (as defined below). As of June 30, 2022, the Company had sold an aggregate of 2,099,700 shares of common stock under the June 2020 ATM Agreement for proceeds of approximately $32.7 million, net of commissions paid, but excluding transaction expenses.

In October 2021, the Company entered into an open market sale agreement (the “October 2021 ATM Agreement”) with Jefferies LLC ("Jefferies"), as agent, to sell shares of the Company’s common stock for aggregate gross proceeds of up to $80 million, from time to time, through an ATM equity offering program. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of the Company’s common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by the Company or Jefferies. During the three and six months ended June 30, 2022, the Company sold 1,197,394 and 3,117,220 shares, of common stock under the October 2021 ATM Agreement for proceeds of approximately $5,982,000, and $16,598,000 net of commission paid, but excluding transaction expenses, respectively. As of June 30, 2022, the Company had sold an aggregate of 3,593,407 shares of common stock under the October 2021 ATM Agreement for proceeds of approximately $23.6 million, net of commissions paid, but excluding transaction expenses, since its inception.

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

COVID-19 Pandemic

The extent to which the COVID-19 pandemic may continue to impact the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent of its impact on worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic as of June 30, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, estimates related to collaboration revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets and intangibles. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Restricted Cash

The Company had $150,000 in restricted cash deposited with a commercial bank to collateralize a credit card as of June 30, 2022 and December 31, 2021.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date. For each of the three and six months ended June 30, 2022 and 2021, the Company recorded approximately $3,000 and $6,000, respectively, in amortization expense on a straight-line basis.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable drug product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to general & administrative expense as incurred. For the three and six months ended June 30, 2022, patent expenses were $564,000 and $1,230,000, respectively. For the three and six months ended June 30, 2021, patent expenses were $564,000 and $1,083,000, respectively.

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

Leases

The Company accounts for leases under ASC 842 Leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability for most lease arrangements on the balance sheet. Under the standard, disclosure of key information about leasing arrangements to assist users of the financial statements with assessing the amount, timing and uncertainty of cash flows arising from leases are required.

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

At June 30, 2022 and 2021, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2022	2021
Common stock warrants	789,358	851,969
Common stock options	6,306,354	5,685,188
Nonvested restricted stock units	6,667	213,336
Total	7,102,379	6,750,493

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

The Company had approximately $52,485,000 and $52,509,000 in cash equivalents that was measured and recorded at fair value on the Company’s balance sheet as of June 30, 2022 and December 31, 2021, respectively.

The carrying value of financial instruments (consisting of cash, a certificate of deposit, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (CECL). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within each annual reporting period for smaller reporting companies. The Company is still evaluating the impact of ASU No. 2016-13 on the Company’s consolidated financial statements.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$52,485	$—	$—	$52,485
Total	$52,485	$—	$—	$52,485

	Fair Value Measurements as of December 31, 2021
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$52,509	$—	$—	$52,509
Total	$52,509	$—	$—	$52,509

As of June 30, 2022, the Company reported approximately $52,485,000 of cash equivalents. The Company’s cash equivalents that are invested in money market funds are valued using Level 1 inputs for identical securities. As of December 31, 2021, the Company reported approximately $52,509,000 of cash equivalents. During the three and six months ended June 30, 2022, and the year ended December 31, 2021, there were no transfers between Level 2 and Level 3.

The carrying values of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.

4.
Marketable Securities

As of June 30, 2022 and December 31, 2021, the Company did not have any marketable securities.

5.
Property and Equipment

Property and equipment as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Laboratory equipment	$5,235	$5,203
Furniture and fixtures	81	93
Computer and office equipment	310	253
Leasehold improvements	7	7
	5,633	5,556
Less accumulated depreciation	(3,868)	(3,444)
Net property and equipment	$1,765	$2,112

Depreciation expense for the three months ended June 30, 2022 and 2021 was approximately $212,000 and $231,000, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was approximately $432,000 and $449,000, respectively. Depreciation expense for the six months ended June 30, 2022 excludes trademark amortization expense of approximately $6,000, and amortization of capitalized license expenses of approximately $80,000. Depreciation expense for the six months ended June 30, 2021 excludes trademark amortization expense of approximately $6,000, and amortization of capitalized license expenses of approximately $177,000. During the six months ended June 30, 2022, the Company sold furniture and fixtures with an acquisition cost of $15,000, and collected cash of $3,000. The Company recorded a loss on the sale of fixed assets of $4,000, which is presented in other income on the consolidated statement of operations and other comprehensive loss. During the six months ended June 30, 2021, the Company sold fully depreciated lab equipment with an acquisition cost of $257,000, and the Company recorded a gain on the sale of fixed assets of $19,000, which is presented in other income on the consolidated statement of operations and other comprehensive loss.

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

The Term Loans bear interest at a floating rate per annum equal to the greater of (A) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.25% and (B) 5.50%. The Term Loans are interest only from the Closing Date through June 30, 2023, after which the Company is required to pay 30 equal monthly installments of principal. If the Tranche B Loans are advanced, the interest-only period shall extend to December 31, 2023, followed by 24 months of amortization. At June 30, 2022, the interest rate was 7.0% based on the prime rate plus 2.25%.

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

During the three and six months ended June 30, 2022, the Company recognized interest expense related to the Term Loans of $150,000 and $171,000, respectively, and $43,000 in interest expense related to accretion of the final payment for the three months and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the Company did not have interest expense related to the Term Loans.

The following table presents the aggregate maturities of long-term debt as of June 30, 2022: (in thousands):

Total debt	$10,000
Accretion of final payment	43
Less: unamortized debt issuance costs	(130)
Long-term debt, net of current portion, unamortized debt issuance costs	$9,913

Aggregate Minimum Payments
Year	(in thousands)
2022	$—
2023	2,000
2024	4,000
2025	4,000
Total maturities	$10,000

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the consolidated statements of operations. The Company incurred approximately $142,000 in debt issuance costs related to the Term Loan Agreement. For the three and six months ended June 30, 2022, the Company recorded approximately $9,000 and $12,000, respectively, in amortization of debt issuance costs to interest expense in the consolidated statements of operations and comprehensive loss.

7. Stock-Based Compensation

Stock Option Valuation

For stock options requiring an assessment of value during the six months ended June 30, 2022 and 2021, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

June 30, 2022
Risk-free interest rate	1.53% - 2.56%
Expected dividend yield	0%
Expected volatility	92.1% - 95.7%
Expected life	5.50 to 6.25 years

June 30, 2021
Risk-free interest rate	0.61% - 1.31%
Expected dividend yield	0%
Expected volatility	97.8% - 100.9%
Expected life	5.50 to 6.25 years

A summary of stock option activity for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2021	5,654,168	$10.08	5.48
Granted	816,000	7.06	—
Exercised	—	—	—
Cancelled	(163,814)	13.75	—
Stock options outstanding at June 30, 2022	6,306,354	9.59	5.51
Stock options exercisable at June 30, 2022	4,055,849	$8.79	3.77

The Company recognized approximately $2,276,000 and $4,493,000 in stock-based compensation expense during the three and six months ended June 30, 2022, respectively, related to stock options activity. As of June 30, 2022, total unrecognized stock-based compensation expense was approximately $16,175,000, which is expected to be recognized as an operating expense in the Company’s consolidated statement of operations and other comprehensive loss over the weighted average remaining period of 2.31 years. During the six months ended June 30, 2022, the Company granted stock options to purchase 816,000 shares of common stock with a weighted average grant date fair value of $7.06 per share. No stock options were granted during the three months ended June 30, 2022.

The Company recognized approximately $2,466,000 and $4,552,000 in stock-based compensation expense during the three and six months ended June 30, 2021, respectively, related to stock options activity. As of June 30, 2021, total unrecognized stock-based compensation expense was approximately $21,198,000, which is expected to be recognized as an operating expense in the Company’s consolidated statement of operations and other comprehensive loss over the weighted average remaining period of 2.5 years. During the three and six months ended June 30, 2021, the Company granted stock options to purchase 122,500 shares of common stock with an average grant date fair value of $10.18 per share and stock options to purchase 991,000 shares of common stock with an average grant date fair value of $11.43 per share, respectively.

The intrinsic value of exercisable but unexercised in-the-money stock options at June 30, 2022 was approximately $4,056,000, based on a weighted average grant date fair value of $3.77 per share on June 30, 2022.

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

The following table summarizes the RSU activity under the Company’s 2016 Omnibus Incentive Plan for the six months ended June 30, 2022:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2021	98,335	$18.21
Vested/Released	(91,668)	$18.09
Nonvested balance at June 30, 2022	6,667	$19.87

The Company recognized approximately $33,000 and $827,000 in stock-based compensation during the three and six months ended June 30, 2022, respectively, related to RSU activity. As of June 30, 2022, total unrecognized stock-based compensation was approximately $19,000 which is expected to be recognized as an operating expense in the Company’s consolidated statement of operations and other comprehensive loss with a weighted average remaining period of less than 1 year. The Company recognized approximately $371,000 and $738,000 in stock-based compensation during the three and six months ended June 30, 2021, respectively, related to RSU activity. As of June 30, 2021, total unrecognized stock-based compensation was approximately $2,035,000.

Stock-based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 was included in the Company’s consolidated statement of operations and other comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
General and administrative	$1,012	$1,349	$2,648	$2,463
Research and development	1,297	1,505	2,672	2,827
Total	$2,309	$2,854	$5,320	$5,290

8. Warrants

The Company had one tranche of common stock warrants outstanding at June 30, 2022. The tranche was exercisable for an aggregate of 882,071 shares of common stock with an exercise price of $9.38 per share when issued on December 27, 2017. These warrants were issued with a 5-year term and expire on December 26, 2022. The intrinsic value of exercisable but unexercised in-the-money common stock warrants at June 30, 2022 was zero based on a fair value of $2.49 per share on June 30, 2022. The Company had another tranche of warrants exercisable for 1,500 shares of common stock that were issued on June 15, 2015 with an exercise price of $2.70 per share that expired at the end of their 7-year term on June 15, 2022.

Each tranche of warrants was evaluated under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and the Company determined that equity classification was appropriate.

The following table shows common stock warrants outstanding as of June 30, 2022:

	Warrant Issued June 15, 2015- Tranche 1	Warrant Issued December 27, 2017- Tranche 2	Total
Shares remaining to be issued as of December 31, 2021	62,611	789,358	851,969
Issued via cashless exercises	(9,549)	—	(9,549)
Withheld as payment to cover issued shares	(51,562)	—	(51,562)
Expired	(1,500)	—	(1,500)
Shares remaining to be issued as of June 30, 2022	0	789,358	789,358

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

Collaboration Agreement with Merck

On November 14, 2017, the Company entered into a collaboration agreement (the “Merck Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) for a partnership to research and develop certain of the Company’s proprietary biologics that target certain autoimmune disease indications (the “Initial Indications”). The Company viewed the Merck Collaboration Agreement as a component of its development strategy since it allowed the Company to advance its autoimmune programs in partnership with a world class pharmaceutical company, while allowing its continued focus on its more advanced cancer programs. The research program outlined in the Merck Collaboration Agreement entailed (1) the Company’s research, discovery and development of certain Immuno-STATTM drug product candidates up to the point of demonstration of certain biologically relevant effects (“Proof of Mechanism”) and (2) the further development by Merck of the Immuno-STAT drug product candidates that have demonstrated Proof of Mechanism (the “Proposed Product Candidates”) up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates’ profiles as described in the Merck Collaboration Agreement. The research collaboration term under the Merck Collaboration Agreement expired on December 31, 2021. Because the Company has determined to prioritize and strategically focus on its oncology programs in its IL-2 based CUE-100 series, the Company is not currently pursuing further development of these Immuno-STAT drug product candidates at this time.

In exchange for the licenses and other rights granted to Merck under the Merck Collaboration Agreement, Merck paid to the Company a $2.5 million nonrefundable up-front payment. The Merck Collaboration Agreement required the Company to use the first $2.5 million of milestone payments it received under the agreement to fund contract research.

As it relates to the Merck Collaboration Agreement, the Company recognized the up-front payment associated with its one open contract as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performed its obligations under the arrangement. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified in current liabilities. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as contract liabilities, net of current portion. The Company determined that there was one performance obligation, consisting of the license and research development services. Thus, the transaction price of $2.5 million was allocated to the single performance obligation.

Aside from the $2.8 million in milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price at June 30, 2022. The Company’s assessment ensured that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. For the three months ended June 30, 2022 and 2021, the Company recorded approximately $0 and $704,000, respectively, in collaboration revenue related to the Merck Collaboration Agreement. For the six months ended June 30, 2022 and 2021, the Company recorded approximately $0 and $1,469,000, respectively, in collaboration revenue related to the Merck Collaboration Agreement. The Company did not record short or long-term research and development liabilities on its balance sheet dated June 30, 2022 and December 31, 2021, as the performance obligation was completed on December 31, 2021.

Collaboration Agreement with LG Chem

On November 6, 2018, the Company entered into a collaboration agreement (the “LG Chem Collaboration Agreement”) with LG Chem Ltd. (“LG Chem”) related to the development of the Company’s Immuno-STATs focused in the field of oncology. Pursuant to the LG Chem Collaboration Agreement, the Company granted LG Chem an exclusive license to develop, manufacture and commercialize the Company’s lead product, CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens, in certain Asian countries (collectively, the “LG Chem Territory”). On April 30, 2021, LG Chem’s option pursuant to the Global License and Collaboration Agreement entered into between the Company and LG Chem on December 18, 2019 and as amended on November 5, 2020 (the "Global License and Collaboration Agreement"), expired, and accordingly the Company no longer has any material obligations under the Global License and Collaboration Agreement. In June 2021, after ongoing discussions regarding the selection of the second of the two additional cancer antigens, LG Chem and the Company agreed to let the selection period expire without a second antigen being selected. The Company retains rights to develop and commercialize all assets included in the LG Chem Collaboration Agreement in the United States and in global markets outside of the LG Chem Territory. In exchange for the licenses and other rights granted to LG Chem under the LG Chem Collaboration Agreement, LG Chem made a $5.0 million equity investment in common stock of the Company and a $5.0 million nonrefundable up-front cash payment. The Company is also eligible to receive up to an additional $400.0 million in research, development, regulatory and sales milestones. In addition, the LG Chem Collaboration Agreement also provides that LG Chem will pay the Company tiered single-digit percentage royalties on net sales of commercialized drug product candidates in the LG Chem Territory.

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

Aside from the $6.75 million in milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price as of June 30, 2022. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three months ended June 30, 2022 and 2021, the Company recognized revenue of approximately $26,000 and approximately $2,035,000, respectively, related to the LG Chem Collaboration Agreement. For the six months ended June 30, 2022 and 2021, the Company recognized revenue of approximately $1,026,000 and approximately $2,823,000, respectively, related to the LG Chem Collaboration Agreement. The Company did not record short or long-term research and development liabilities on its balance sheet dated June 30, 2022, as the performance obligation was met and completed. As of December 31, 2021, the Company recorded short- and long-term research and development liabilities on its balance sheet of approximately $645,000. Research and development cost sharing provisions under the agreement expired on March 31, 2022.

Capitalization of Contract Costs

The Company considered the capitalization of contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers. There were no contract costs identified in the Merck Collaboration Agreement. As it related to the LG Chem Collaboration Agreement, the Company capitalized license expenses of approximately $908,000 as of June 30, 2022, paid to Einstein pursuant to the Einstein License Agreement which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. This amount is comprised of approximately $438,000 of capitalized license expenses related to the up-front payment received from LG Chem in December 2018, approximately $313,000 in capitalized license expenses related to the milestone payment received in June 2019, and approximately $157,000 in capitalized license expenses related to the milestone payment received in December 2020, net of accumulated amortization on all capitalized license expenses of approximately $908,000. As of June 30, 2022, no capitalized license expenses net of accumulated amortization were included in prepaid expenses and other short-term assets related to the LG Chem Collaboration Agreement. As of December 31, 2021, $80,000 was included in prepaid expenses and other short-term assets.

10. Commitments and Contingencies

Einstein License Agreement

In 2015, the Company entered into the Einstein License Agreement with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. The Company entered into an amended and restated license agreement on July 31, 2017, as amended on October 2018, which modified certain obligations of the parties under the Einstein License Agreement. For the three months ended June 30, 2022 and 2021, the Company incurred approximately $0 and $18,750, respectively, in fees and expenses to Einstein in relation to this license. For the six months ended June 30, 2022 and June 30, 2021, the Company incurred approximately $52,000 and $37,500, respectively, in fees and expenses to Einstein in relation to this license.

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

The Company may be subject to various legal proceedings from time to time as part of its business. As of June 30, 2022, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

11. Leases

The Company leased approximately 19,900 square feet of office space in Cambridge, Massachusetts under the Laboratory and Office Lease (as defined below) which began in May 2018 and was terminated effective April 2022, as discussed further below. Upon adoption of ASC 842, the Company recorded a right-of-use asset and corresponding lease liability for the Lease on January 1, 2019, by calculating the present value of lease payments, discounted at 6%, the Company’s estimated incremental borrowing rate annually, over the 2-year remaining term.

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

On January 18, 2018, the Company entered into an operating lease agreement for its laboratory and office space in Cambridge, Massachusetts at 21 Erie Street, for the period from May 1, 2018 through April 30, 2021 (the “Laboratory and Office Lease”). The Laboratory and Office Lease contains escalating payments during the lease period. Upon execution of the Laboratory and Office Lease, the Company prepaid three months of rent, two of which will be held in escrow and credited against future rent payments and the other of which was applied to the first month’s rent. The Company also prepaid seven and one-half months’ rent pursuant to an amendment to the lease agreement executed on June 18, 2018. These amounts were recorded to deposits and prepaid expenses, respectively, at December 31, 2018. On June 18, 2018, the Company entered into an amendment to the Laboratory and Office Lease that provided the Company with a reduction in rental fees for its office and laboratory space in exchange for prepayment of a portion of the fees. This amendment was effective beginning on May 15, 2018.

The monthly rent payment due under the Laboratory and Office Lease, as amended, was $330,550 until April 2021 and increased to $375,174 until its termination, as discussed below.

On September 20, 2018, the Company entered into an operating lease for additional laboratory space at 21 Erie Street, Cambridge, Massachusetts for the period from October 15, 2018 through April 14, 2021 (the “Additional Laboratory Lease”). The Additional Laboratory Lease contains escalating payments during the lease period. The monthly rental rate under the Additional Laboratory Lease was $72,600 for the first 12 months and $78,600 for the remainder of the term. Upon execution of the Additional Laboratory Lease, the Company prepaid 12 months’ rent pursuant to the lease agreement executed on September 20, 2018.

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

On June 24, 2020, the Company entered into a second amendment to the Laboratory and Office Lease. Pursuant to the amendment (1) the term of the lease was extended to June 14, 2022 and (2) the monthly rental rate for the last 14 months of the lease term was increased to $375,174. The Company determined that the second amendment should be accounted for as a lease modification applicable under ASC 842, not as a separate contract, with an effective date of lease modification of May 14, 2020. At the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of approximately $4,826,000.

On July 20, 2020, the Company entered into a third amendment to the Additional Laboratory Lease. Pursuant to the third amendment, the term of the lease was extended to June 14, 2022. The Company determined that the amendment should be accounted for as a lease modification applicable under ASC 842, not as a separate contract, with an effective date of lease modification of August 4, 2020, when the agreement was fully executed. At the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of approximately $813,000.

On October 22, 2021, the Company entered into a third amendment to the Laboratory and Office Lease. Pursuant to the third amendment (1) the term of the lease was extended to March 14, 2024 and (2) the monthly rental rate for the last 21 months of the lease term was increased from $375,174 to $388,305.

On January 25, 2022, the Company entered into the fourth amendment to the Additional Laboratory Lease. Pursuant to the fourth amendment (1) the term of the lease was extended to March 14, 2024 and (2) the monthly rental rate for the amendment will increase from $62,588 to $64,466 on October 15, 2022, and to $66,399 on October 15, 2023. The Company booked an adjustment to increase the right-of-use asset and long-term liability of approximately $1,263,000. The Company paid a security deposit of approximately $22,000 related to this amendment.

On March 28, 2022, the Company entered into a License Agreement (the “License”) with MIL 40G, LLC (the “Licensor”), pursuant to which the Company will lease approximately 13,000 square feet of office, research and development and laboratory space located at 40 Guest Street, Boston, Massachusetts 02135 (the “Premises”). The Company relocated its corporate headquarters to the Premises in April 2022. On March 28, 2022, the Company terminated the Laboratory and Office Lease with an effective date of April 30, 2022. The Company performed an analysis of the accounting implications of this termination based on ASC 360 Impairments and Abandonments guidance. For the six months ended June 30, 2022, the Company recorded an adjustment to decrease the right-of-use asset and lease liability of approximately $8,124,000 and $8,382,000, respectively, and recorded a gain on right-of-use asset included in the consolidated statement of comprehensive income and gain of approximately $258,000.

The Company recognized a right of use asset of approximately $9,056,000 and an operating lease liability of approximately $9,056,000 which were recorded as of the Term Commencement Date related to the License.

The term of the License commenced on April 15, 2022 (the “Term Commencement Date”) and expires on April 14, 2026 (the “Term”). The License has a monthly rental rate of $200,700 for the first year of the Term, $208,728 for the second year of the Term, $217,077 for the third year of the Term and $225,760 for the remainder of the Term. Pursuant to the License, the Company prepaid two months of rent and a security deposit. The Licensor is obligated under the License to provide certain services to the Company, including providing certain gases, chemicals and equipment to the Premises’ laboratory space, IT support, security, office support and health and safety training. The Licensor has the right to terminate the License for Cause (as defined in the License).

On May 3, 2022, the Company entered into the First Amendment to the License ("First Amendment”) with the Licensor, pursuant to which the License was expanded to include an additional room effective July 15, 2022. In consideration of the First Amendment, the Security Deposit was increased from $225,760 to $235,884 effective July 15, 2022. Upon execution of the First Amendment, the Company prepaid three months of rent, two of which will be held in escrow and credited against future rent payments and the other of which was applied to the first month’s rent. Effective July 15, 2022, the monthly rental rate under the First Amendment increased to $209,700 from $200,700.

On May 31, 2022, the Company entered into an operating lease for additional laboratory space at 40 Guest Street, Boston, Massachusetts for the period from December 1, 2022 through December 1, 2024 (the “40G Additional Laboratory Lease”). The 40G Additional Laboratory Lease contains escalating payments during the lease period. The monthly rental rate under the 40G Additional Laboratory Lease is $59,152 for the first 12 months and $61,519 for the remainder of the term. Under the terms of this lease agreement, the Company will prepay three months of rent, two of which will be held in escrow and credited against future rent payments and the other of which was applied to the first month’s rent.

For the three and six months ended June 30, 2022, the Company recorded approximately $128,000 in non-cash interest expense to the lease liability.

At June 30, 2022, the Company recorded approximately $9,899,000 to operating lease right-of-use asset, and approximately $3,196,000 and $6,757,000 to the short-term and long-term operating lease liability, respectively. At December 31, 2021, the Company recorded approximately $9,809,876 to operating lease right-of-use asset, and approximately $4,931,675 and $5,121,179 to short- and long-term operating lease liability, respectively. As of June 30, 2022 and December 31, 2021, a security deposit of approximately $803,000 was included in deposits on the Company’s consolidated balance sheet related to the Laboratory and Office Lease. Cash was collected after the six months ended June 30, 2022.

Future minimum lease payments under the leases in effect at June 30, 2022 are as follows:

Year	(in thousands)
2022	$1,584
2023	3,255
2024	2,742
2025	2,679
2026	783
Total lease payment	$11,043
Less: present value discount	(1,091)
Total	$9,952

Total rent expense of approximately $1,105,000 and $1,223,000 was included in the consolidated statement of operations and other comprehensive loss for the three months ended June 30, 2022 and 2021, respectively. Total rent expense of approximately $2,439,000 and $2,445,000 was included in the consolidated statement of operations and other comprehensive loss for the six months ended June 30, 2022 and 2021, respectively. Other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2022 is summarized in the table below.

Other information (in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(100)	$(2,272)
Operating lease cost	$1,105	$2,439
Weighted average discount rate	5.75%	5.75%
Weighted average remaining lease term	3.79 years	3.79 years

12. Subsequent Events

There were no material subsequent events to report through the date of this filing.

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

Overview

We are a clinical-stage biopharmaceutical company developing a novel class of injectable biologics to selectively engage and modulate tumor-specific T cells directly within the patient’s body. We believe our proprietary Immuno-STAT™ (Selective Targeting and Alteration of T Cells) platform, as described below, will allow us to harness the potential of the patient’s intrinsic immune repertoire to fully exploit its potential to fight cancer and restore health while avoiding the deleterious side effects of broad immune activation. In addition to the highly selective modulation of T cell activity, we believe the core features of Immuno-STATs offer competitive differentiation, including modularity, manufacturability, and convenient administration that allows for versatility to treat a broad range of disease.

We have demonstrated the potential application of our protein designed Immuno-STAT platform in preclinical studies in cancer, chronic infectious disease, and autoimmune disease and are currently prioritizing and strategically focusing on drug product candidates for treating cancer in our CUE-100 series, which exploits rationally engineered interleukin 2, or IL-2, for selective activation of targeted tumor-specific T cells. We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series.

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

Our Immuno-STAT Platform Pipeline

The pipeline chart below details our current portfolio of oncology-based assets and their stages of development. We have determined to prioritize and strategically focus on our oncology programs in our IL-2 based CUE-100 series, and we are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series.

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

To date, CUE-101 has demonstrated a favorable tolerability profile in the monotherapy trial as well as encouraging evidence of anti-tumor clinical activity. As of June 30, 2022, of the 19 evaluable patients treated at the RP2D of 4 mg/kg, we observed a confirmed partial response, or PR, lasting for more than 36 weeks and seven patients with durable stable disease, defined as stable disease on at least two consecutive post-treatment scans lasting at least 12 weeks. We have also observed promising preliminary data with respect to CUE-101’s pharmacokinetic, or PK, and pharmacodynamic, or PD, profile, as well as biomarker data with respect to circulating HPV DNA as a potential proxy of immune stimulation that may result in anti-tumor effects. Importantly, we have observed what appears to be a positive effect on overall median patient survival and plan to report on these observations as they continue to mature.

We also continued to progress a Phase 1 clinical trial into the first-line R/M HNSCC setting to evaluate the potential activity of CUE-101 in combination with Merck Sharp & Dohme Corp., or Merck’s, anti-PD-1 therapy KEYTRUDA. We recently completed the dose escalation portion of this trial and have begun to enroll patients in the expansion phase at the RP2D dose of 4mg/kg of CUE-101 in combination with the approved dose of KEYRUDA. At the 2022 American Society of Clinical Oncology (ASCO) on June 6th, we reported on eight of the nine patients treated with combination therapy in the dose escalation portion of the trial who had at least one post-dose scan. Of these eight patients, two patients had confirmed ongoing PRs and two additional patients had durable stable disease, defined as stable disease on at least two consecutive post-treatment scans lasting at least 12 weeks. The PRs and stable disease observed were at 2mg/kg and 4mg/kg dose concentrations of CUE-101 in combination with KEYTRUDA. We believe the potential activity of CUE-101 with KEYTRUDA is due to their complementary mechanisms of action, specifically, CUE-101’s protein engineered design to selectively engage, activate and expand tumor-specific T cells directly in the patient’s body and KEYTRUDA’s mechanism of checkpoint signaling blockade that prevents the tumor from using PD-1/PDL-1 to shut down activation of T cells.

We believe that CUE-101 has the potential to enhance the clinical activity of KEYTRUDA and potentially other CPIs, since the presence of expanded tumor-specific T cells is a pre-requisite for and an obligatory target of anti-PD-1 therapy. As such, we believe that CUE-101 has the potential to expand patient reach and enhance therapeutic benefit of CPIs.

As the most advanced candidate from our IL-2 based CUE-100 series, CUE-101 is exemplary of the Immuno-STAT platform and underscores the key immunological targets, or immune activity nodes, required to selectively enhance anti-tumor immunity. Importantly, we believe that the CUE-101 clinical data we have generated to date reduces the risk profile of the entire IL-2 based CUE-100 series because the core framework of the CUE-100 series remains essentially the same for each drug product candidate, except for the targeting peptide epitope within the major histocompatibility complex, or MHC, pocket or the human leukocyte antigen, or HLA pocket, in humans. Therefore, with the exception of some protein engineering modifications to ensure stability and manufacturability, the core IL-2 framework is a shared molecular feature of all molecules generated within this series including CUE-102, and the next-generation platform, Neo-STATTM.

We are also advancing additional development candidates within the CUE-100 series that we believe have the potential to treat multiple cancers. CUE-102, targets Wilms' tumor-1 protein, or WT1, an oncofetal antigen known to be over-expressed in more than 20 different cancers, including both solid tumors (such as colorectal, ovarian, pancreatic, gastric and lung) and hematologic malignancies (such as acute myeloid leukemia, multiple myeloma and myelodysplastic syndromes). Preclinical data from CUE-102 were presented at the New York Academy of Science Frontiers in Cancer Immunotherapy meeting in May 2021 and at the Society for Immunotherapy of Cancer, or SITC, meeting in November 2021. We believe these data, including ex vivo data with human blood has demonstrated selective amplification of WT1 specific T cells, support the premise of selective WT1 specific T cell activation and expansion directly in the patient's body, along with polyfunctional effector function including killing of target cells. In April 2022, we received acceptance from the U.S. Food and Drug Administration, or FDA, of our investigational new drug application, or IND, for CUE-102. Based on the premise that CUE-102 is essentially the same molecular framework as CUE-101, except for nine amino acid sequence difference between HPV-E7 and WT1, the IND was supported by clinical and safety data from the ongoing CUE-101 monotherapy trial and did not require additional IND-enabling toxicology studies. We have initiated a Phase 1 monotherapy dose-escalation trial with CUE-102 focused on WT1-positive recurrent/metastatic cancers in gastric, pancreatic, ovarian and colorectal cancers at a 1mg/kg dose.

Furthermore, based on our foundational preclinical data with Immuno-STATs targeting the clinically important G12V mutated KRAS T cell epitope (including demonstration of selective activation and expansion of T cells expressing G12V-specific T cell receptors), we are now expanding our efforts to examine additional KRAS T cell epitopes (G12V/D) presented by the HLA-A03 and -A11 alleles to potentially enhance our patient coverage and market reach. We believe that our platform can generate multiple therapeutic molecules to selectively target KRAS-mutated cancers (such as pancreatic, lung and colorectal).

In addition, we have expanded the potential reach of the Immuno-STAT platform to address the heterogeneity and diversity of many cancers by developing a derivative scaffold of the CUE-100 series containing stable “peptide-less” or “empty” MHC pockets or HLA molecules, to which defined peptides of interest may be covalently attached. We refer to this derivative scaffold as Neo-STAT™. Neo-STAT is designed to provide greater flexibility for targeting multiple tumor epitopes, enhancing production efficiencies, decreasing time and cost to manufacture and potentially lending itself to personalized neo-antigen strategies in cancer immunotherapy. We have also endeavored to address a primary resistance mechanism found in a subset of solid tumors which escape immune surveillance by a down-regulation of HLA, thereby making the tumor “invisible” to T cells. Our approach entails a derivative of the CUE-100 series referred to as RDI-STAT taking advantage of the clinical validation of the CUE-100 series from our Immuno-STAT platform, by deploying a targeting moiety on the Fc fragment to bind to a surface protein found on the tumor. Through this approach, we believe we may be able to “paint” the tumor with a viral epitope placed within the HLA pocket of the CUE-100 series Immuno-STAT with the potential of invoking a redirected immune attack against the tumor.

Also, in addition to the CUE-100 series, we have developed three biologic series within the Immuno-STAT platform outside of oncology: CUE-200, CUE-300, and CUE-400, each specifically designed through rational engineering to possess distinct signaling modules for desired biological mechanisms that may be applied across various diseases. The CUE-200 series is focused on cell surface receptors including CD80 and/or 4-1BBL to address T cell exhaustion associated with chronic infections. The CUE-300 series, for autoimmune diseases, incorporates the inhibitory PD-L1 co-modulator for selective inhibition of the autoreactive T cell repertoire. The CUE-400 series, for autoimmune diseases with diverse or unknown autoantigens, represents a novel class of bispecific molecules designed to selectively and effectively expand induced regulatory T cells, or iTregs. We have determined to prioritize and strategically focus on our oncology programs in our IL-2 based CUE-100 series, and we are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop the CUE-200, CUE-300 and CUE-400 series.

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

We also established policies and procedures for all personnel who enter our company premises. The policies and procedures we implemented are consistent with the rules and guidelines recommended by the Centers for Disease Control and Prevention, the Commonwealth of Massachusetts and the Cities of Cambridge and Boston. However, these actions or additional measures we may undertake may ultimately delay progress of our developmental goals or otherwise negatively affect our business. In addition, third-party actions taken to contain the spread of the novel coronavirus, SARS-CoV-2, and mitigate public health effects may negatively affect our business. We do not believe any of these actions or disruptions have had a significant impact on our productivity or our operations. We continue to have many of these policies and procedures in place in 2022.

To date, we have experienced supply chain disruptions for lab supplies used in our preclinical research. In addition, in January 2021, we were notified by our contract manufacturing organization, or CMO, that the manufacture of our good manufacturing practice, or GMP, material for the CUE-102 drug product candidate would be delayed by approximately six weeks due to the invocation of the Defense Production Act, or DPA, which gives priority to the manufacture of vaccines and other drug products used to prevent or treat COVID-19. The delay in the manufacturing of our CUE-102 GMP batch impacted the expected filing date of the CUE-102 IND that was planned for the fourth quarter of 2021 and was filed on March 31, 2022.

Plan of Operation

Our technology is in the development phase. We believe that our platforms have the potential for creating a diverse pipeline of promising drug product candidates addressing multiple medical indications. We intend to maximize the value and probability of commercialization of our Immuno-STAT drug product candidates by focusing on researching, testing, optimizing, conducting pilot studies, performing early stage clinical development and potentially partnering, where appropriate, for more extensive, later stages of clinical development, as well as seeking extensive patent protection and intellectual property development.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2021 Annual Report have the greatest potential impact on our financial statements, so we consider those estimates, assumptions and judgments to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2022.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. As of the six months ended June 30, 2022, two of these milestones had been achieved, as we had filed an investigational new drug application, or IND, in 2019, and initiated the investigator sponsored Phase 1b neoadjuvant clinical trial for CUE-101 in 2021.
•
Incur minimum product development costs per year until the first commercial sale of the first Licensed Product.

As of June 30, 2022, we were in compliance with our obligations under the Einstein License.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if we fail to meet our obligations thereunder.

We account for the costs incurred in connection with the Einstein License in accordance with Accounting Standards Codification, or ASC, 730, Research and Development. For the three months ended June 30, 2022 and 2021, costs incurred with respect to the Einstein License were $0 and $18,750, respectively. For the six months ended June 30, 2022 and June 30, 2021, costs incurred with respect to the Einstein License were $52,000 and $37,500, respectively. Such costs are included in research and development costs in our consolidated statements of operations and other comprehensive loss.

Pursuant to the Einstein License, we issued to Einstein 671,572 shares of our common stock in connection with the consummation of the initial public offering of our common stock on December 27, 2017.

Collaboration Agreement with Merck

On November 14, 2017, we entered into an Exclusive Patent License and Research Collaboration Agreement, or the Merck Collaboration Agreement, with Merck Sharp & Dohme Corp., or Merck, for a partnership to research and develop certain of our proprietary biologics that target certain autoimmune disease indications, or the Initial Indications. We viewed the Merck Collaboration Agreement as a strategic component of our development strategy since it has subsidized the research for and advanced our early autoimmune programs through partnership with a world class pharmaceutical company, while allowing us to continue focusing on our more advanced cancer programs. The research program outlined in the Merck Collaboration Agreement entailed (1) our research, discovery and development of certain Immuno-STAT drug product candidates up to the point of demonstration of certain biologically relevant effects, or Proof of Mechanism, and (2) the further development by Merck of the Immuno-STAT drug product candidates that have demonstrated Proof of Mechanism, or the Proposed Product Candidates, up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates' profiles as described in the Merck Collaboration Agreement. The research collaboration term under the Merck Collaboration Agreement expired on December 31, 2021. Because we have determined to prioritize and strategically focus on our oncology programs in our IL-2 based CUE-100 series, we are not currently pursuing further development of these Immuno-STAT drug product candidates at this time.

For the purposes of this collaboration, we granted to Merck under the Merck Collaboration Agreement an exclusive license under certain of our patent rights, including a sublicense of patent rights licensed from Einstein, to the extent applicable to the specific Immuno-STAT that were elected to be developed by Merck. So long as Merck continues product development on a Proposed Product Candidate, we are restricted from conducting any development activities within the Initial Indication covered by such Proposed Product Candidate other than pursuant to the Merck Collaboration Agreement.

In exchange for the licenses and other rights granted to Merck under the Merck Collaboration Agreement, Merck paid to us a $2.5 million nonrefundable up-front payment. The Merck Collaboration Agreement required us to deploy the first $2.5 million of milestone payments received under the agreement to fund and support contract research. For the three months ended June 30, 2022 and 2021, we recorded approximately $0 and $704,000, respectively, in collaboration revenue related to the Merck Collaboration Agreement. For the six months ended June 30, 2022 and 2021, we recorded approximately $0 and $1,469,000, respectively, in collaboration revenue related to the Merck Collaboration Agreement. We did not record short or long-term research and development liabilities on our balance sheet dated June 30, 2022 and December 31, 2021, as the performance obligation was completed on December 31, 2021.

Collaboration Agreement with LG Chem

Effective November 6, 2018, we entered into a collaboration agreement with LG Chem Ltd., or LG Chem, which we refer to as the LG Chem Collaboration Agreement, related to the development of Immuno-STATs focused in the field of oncology.

Pursuant to the LG Chem Collaboration Agreement, we granted LG Chem an exclusive license to develop, manufacture and commercialize our lead product, CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens, or Product Candidates (to be elected within a defined timeframe), in Australia, Japan, Republic of Korea, Singapore, Malaysia, Vietnam, Thailand, Philippines, Indonesia, China (including Macau and Hong Kong) and Taiwan, which we refer to collectively as the LG Chem Territory. On December 20, 2018, we reported the selection of WT1 as the first target antigen for a Product Candidate under the LG Chem Collaboration Agreement. In June 2021, after ongoing negotiations regarding the selection of the second of the two additional cancer antigens, we decided, along with LG Chem, to allow the defined selection period to expire without a second antigen being selected. We retain rights to develop and commercialize all assets included in the LG Chem Collaboration Agreement in the United States and in global markets outside of the LG Chem Territory. Under the LG Chem Collaboration Agreement, we will engineer the selected Immuno-STATs for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, thereby enhancing our market reach by providing for greater patient coverage of populations in global markets, while LG Chem will establish a chemistry, manufacturing and controls, or CMC, process for the development and commercialization of selected Product Candidates. The LG Chem Collaboration Agreement provided LG Chem with the option to select one additional Immuno-STAT for an oncology target, or an Additional Immuno-STAT, for an exclusive worldwide development and commercialization license. On December 18, 2019, we and LG Chem entered into a global license and collaboration agreement, which was amended on November 5, 2020. We refer to such agreement, as amended, as the Global License and Collaboration Agreement. The Global License and Collaboration Agreement supersedes the provisions of the LG Chem Collaboration Agreement related to LG Chem’s option for an Additional Immuno-STAT but generally does not become effective unless and until LG Chem exercises its option, other than certain select provisions including the length of the option period and representations, warranties and covenants of the parties. On April 30, 2021, LG Chem’s option pursuant to the Global License and Collaboration Agreement, expired, and accordingly the Global License and Collaboration Agreement no longer contains any material obligations of ours including the option to co-develop and co-commercialize the additional program worldwide.

Under the terms of the LG Chem Collaboration Agreement, LG Chem paid us a $5.8 million non-refundable, non-creditable up-front payment and purchased approximately $5.0 million of shares of our common stock at a price per share equal to a 20% premium to the volume weighted-average closing price per share over the 30 trading day period immediately prior to the effective date of the LG Chem Collaboration Agreement. We are also eligible to receive additional aggregate payments of up to approximately $400.0 million if certain research, development, regulatory and commercial milestones are successfully achieved. On May 16, 2019, we earned a $2.5 million milestone payment for FDA acceptance of the IND for our lead drug product candidate, CUE-101, pursuant to the LG Chem Collaboration Agreement. On December 7, 2020, we earned a $1.25 million milestone payment on the selection of a pre-clinical candidate pursuant to the LG Chem Collaboration Agreement. On November 23, 2021, we earned a $3.0 million milestone on the confirmation of the Collaboration Product Candidate. In addition, the LG Chem Collaboration Agreement also provides that LG Chem will pay us tiered single-digit royalties on net sales of commercialized Product Candidates, or Collaboration Products, in the LG Chem Territory on a product-by-product and country-by-country basis, until the later of expiration of patent rights in a country, the expiration of regulatory exclusivity in such country, or ten years after the first commercial sale of a Collaboration Product in such country, subject to certain royalty step-down provisions set forth in the LG Chem Collaboration Agreement.

Pursuant to the LG Chem Collaboration Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products. In return for performing CMC process development, LG Chem is eligible to receive low-single digit royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. The amount of fees and milestone payments, as well as whether we receive royalty payments, will depend on the development of the Collaboration Products in the LG Chem Territory by LG Chem. For the three months ended June 30, 2022 and 2021, we recognized revenue of approximately $26,000 and approximately $2,035,000, respectively, related to the LG Chem Collaboration Agreement. For the six months ended June 30, 2022 and 2021, we recognized revenue of approximately $1,026,000 and approximately $2,823,000, respectively, related to the LG Chem Collaboration Agreement. As of June 30, 2022, we recorded short-term research and development liabilities on our balance sheet of $0. As of December 31, 2021, we recorded short- and long-term research and development liabilities on our balance sheet of approximately $645,000. The majority of the research phase of the collaboration agreement was substantially complete on March 31, 2022.

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

Research and development expenses consist primarily of compensation expenses, fees paid to consultants, outside service providers and organizations (including research institutes at universities), facility expenses, and development and clinical trial expenses with respect to our drug product candidates. We charge research and development expenses to operations as they are incurred. We expect research and development expenses to increase in the future as we continue to advance the clinical development of CUE-101 and CUE-102, including our ongoing and planned clinical trials, and develop potential future products based on our technology and research. We also believe that rising inflation, supply chain disruptions and labor shortages may also contribute to increased research and development costs.

Three and Six Months Ended June 30, 2022 and 2021

Our consolidated statements of operations and other comprehensive loss for the three and six months ended June 30, 2022 and 2021, as discussed herein, are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Collaboration revenue	$26	$2,739	$1,026	$4,291
Operating expenses:
General and administrative	3,782	4,280	8,938	8,535
Research and development	9,592	8,762	19,675	18,577
Gain on right-of-use asset termination	(258)	—	(258)	—
Total operating expenses	13,116	13,042	28,355	27,112
Loss from operations	(13,090)	(10,303)	(27,329)	(22,821)
Other (expense) income:
Interest income, net	88	24	96	37
Interest expense, net	(206)	—	(230)	—
Total other (expense) income	(118)	24	(134)	37
Net loss	$(13,208)	$(10,279)	$(27,463)	$(22,784)
Unrealized loss from available-for-sale securities	—	—	—	(7)
Comprehensive loss	$(13,208)	$(10,279)	$(27,463)	$(22,791)
Net loss per common share – basic and diluted	$(0.37)	$(0.33)	$(0.81)	$(0.74)
Weighted average common shares outstanding – basic and diluted	35,357,343	31,233,794	34,005,410	30,834,522

Collaboration Revenue

Collaboration revenue was $26,000 and $2,739,000 for the three months ended June 30, 2022 and 2021, respectively. We recognized collaboration revenue of $1,026,000 and $4,291,000 for the six months ended June 30, 2022 and 2021, respectively. The decrease of approximately $2,713,000 and $3,265,000 during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively, was due to the expiration of the research collaboration term under the Merck Collaboration Agreement on December 31, 2021 and the completion of the research phase under the LG Chem collaboration at March 31, 2022. All collaboration revenue recognized was related to the performance of services under our collaboration agreements with Merck and LG Chem.

General and Administrative

General and administrative expenses totaled $3,782,000 and $4,280,000 for the three months ended June 30, 2022 and 2021, respectively. This decrease of $498,000 during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due primarily to lower stock-based compensation related to executive management, professional and consulting fees, as well as employee and board compensation.

General and administrative expenses for the three months ended June 30, 2022 consisted of expenses related to professional and consulting fees of $1,142,000, employee and board compensation of $1,138,000, stock-based compensation of $1,012,000, rent of  $246,000, insurance expense of $88,000 and other expenses of $156,000. General and administrative expenses for the three months ended June 30, 2021 consisted of expenses related to stock-based compensation of $1,349,000, professional and consulting fees of $1,263,000, employee and board compensation of $1,043,000, rent of $267,000, insurance expense of $84,000, and other expenses of $358,000.

General and administrative expenses totaled $8,938,000 and $8,535,000 for the six months ended June 30, 2022 and 2021, respectively. This increase of $403,000 was due primarily to higher salary expenses related to market rate salary adjustments and higher patent related legal expenses.

General and administrative expenses for the six months ended June 30, 2022 consisted of expenses related to professional and consulting fees of $2,651,000, stock-based compensation of $2,648,000, employee and board compensation of $2,541,000, rent of $534,000, insurance expense of $173,000, and other expenses of $391,000. General and administrative expenses for the six months ended June 30, 2021 consisted of expenses related to professional and consulting fees of $2,662,000, stock-based compensation of $2,463,000, employee and board compensation of $2,158,000, rent of $536,000, insurance expense of $169,000, and other expenses of $547,000.

Research and Development

Research and development expenses totaled $9,592,000 and $8,762,000 for the three months ended June 30, 2022 and 2021, respectively. This increase of $831,000 during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due primarily to higher laboratory and drug substance manufacturing costs, employee compensation, other professional fees, and licensing fees.

Research and development expenses for the three months ended June 30, 2022 included expenses related to employee compensation of $2,578,000, clinical expenses of $1,940,000, research and laboratory expenses of $1,933,000, stock-based compensation expense of $1,297,000, rent of $864,000, insurance expense of $246,000, depreciation and amortization of $211,000, other professional fees of $98,000, and other expenses of $425,000. Research and development expenses for the three months ended June 30, 2021 included expenses related to employee compensation of  $2,346,000, research and laboratory expenses of $1,585,000, stock-based compensation expense of $1,505,000, clinical expenses of $1,092,000, rent of $957,000, other professional fees of $512,000, depreciation and amortization of $289,000, insurance expense of $243,000, licensing fees of $23,000, and other expenses of $210,000.

Research and development expenses totaled $19,675,000 and $18,577,000 for the six months ended June 30, 2022 and 2021, respectively. This increase of $1,098,000 was due primarily to clinical expenses related to the CUE-101 clinical trial and expenses related to the initiation of the Phase 1 monotherapy clinical trial of CUE-102. Rising inflation, supply chain disruptions, and labor shortages may also contribute to future increases in research and development expense.

Research and development expenses for the six months ended June 30, 2022 included expenses related to employee compensation of  $5,552,000, research and laboratory expenses of $4,334,000, clinical expenses of $3,075,000, stock-based compensation of $2,672,000, rent of $1,914,000, insurance expense of $504,000, depreciation and amortization of $491,000, other professional fees of $384,000, licensing fees of $57,000, and other expenses of $692,000. Research and development expenses for the six months ended June 30, 2021 included expenses related to employee compensation of  $4,881,000, research and laboratory expenses of $4,253,000, stock-based compensation of $2,827,000, clinical expenses of $2,154,000, rent of $1,908,000, other professional fees of $1,024,000, depreciation and amortization of $577,000, insurance expense of $485,000, licensing fees of $47,000, and other expenses of $421,000.

Gain on Right-of-use Asset Termination

Gain on right-of-use asset termination was $258,000 and $0 for the three and six months ended June 30, 2022 and 2021, respectively. This increase of $258,000 was due to the gain on right-of-use asset related to the termination of our operating lease agreement for our laboratory and office space in Cambridge, Massachusetts at 21 Erie Street, effective on April 30, 2022.

Interest Income, net

Interest income was $88,000 and $24,000 for the three months ended June 30, 2022 and 2021, respectively. This increase of $64,000 was primarily due to higher interest yields on our cash and cash equivalents during the three months ended June 30, 2022.

Interest income was $96,000 and $37,000 for the six months ended June 30, 2022 and 2021, respectively. This increase of $59,000 was primarily due to higher interest yields on our cash and cash equivalents during the six months ended June 30, 2022.

Interest Expense, net

Interest expense was $206,000 and $0 for the three months ended June 30, 2022 and 2021, respectively. This increase of $206,000 was primarily due to cash paid for interest expense related to the proceeds from borrowings under our Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, of $193,000, and amortization of deferred issuance costs of $9,000.

Interest expense was $230,000 and $0 for the six months ended June 30, 2022 and 2021, respectively. This increase of $230,000 was primarily due to cash paid for interest expense related to the proceeds from borrowings under our Loan Agreement of $214,000, and amortization of deferred issuance costs of $12,000.

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities, cash received from Merck and LG Chem under the respective collaboration agreements and borrowings under the Loan Agreement. At June 30, 2022, we had cash and cash equivalents totaling $66,126,000 available to fund our ongoing business activities. Additional information concerning our financial condition and results of operations is provided in the financial statements included in this Quarterly Report on Form 10-Q.

The amounts that we actually spend for any specific purpose may vary significantly and will depend on a number of factors, including, but not limited to, our research and development activities and programs, clinical testing, regulatory approval, market conditions, and changes in or revisions to our business strategy and technology development plans.

In March 2020, we entered into an at-the-market, or ATM, equity offering sales agreement, or the March 2020 Sales Agreement, with Stifel Nicolaus & Company, Inc., or Stifel, to sell shares of our common stock for aggregate gross proceeds of up to $35.0 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent. As of June 30, 2022, we had sold a total of 1,824,901 shares of common stock under the March 2020 Sales Agreement for proceeds of $34.3 million, net of commissions paid, but excluding estimated transaction expenses. Due to the issuance and sale of all the shares of common stock subject thereto, the March 2020 Sales Agreement terminated in accordance with its terms.

On June 22, 2020, we filed a registration statement on Form S-3ASR, which became automatically effective upon filing with the SEC (File No. 333-239357), or the 2020 Shelf, to register for sale from time to time up to $300.0 million of our common stock, preferred stock, debt securities, warrants, rights and/or units in one or more offerings.

In June 2020, we entered into an ATM equity offering sales agreement, or the June 2020 ATM Agreement, with Stifel to sell shares of our common stock for aggregate gross proceeds of up to $40.0 million, from time to time, through an “at-the-market” equity offering program under which Stifel acted as sales agent. As of June 30, 2022, we sold 907,700 shares of common stock under the June 2020 ATM Agreement for proceeds of $10.4 million, net of commissions paid, but excluding transaction expenses. The June 2020 ATM Agreement was terminated prior to entering into the October 2021 ATM Agreement (as defined below).

In October 2021, we entered into an open market sale agreement, or the October 2021 ATM Agreement, with Jefferies LLC, or Jefferies, to sell shares of our common stock for aggregate gross proceeds of up to $80.0 million, from time to time, through an ATM equity offering program under which Jefferies acts as sales agent. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80.0 million of shares of our common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by us or Jefferies. During the three and six months ended June 30, 2022, we sold 1,197,394 and 3,117,220 shares, of common stock under the October 2021 ATM Agreement for proceeds of approximately $5,982,000, and $16,598,000 net of commission paid, but excluding transaction expenses, respectively. As of June 30, 2022, we had sold an aggregate of 3,593,407 shares of common stock under the October 2021 ATM Agreement for proceeds of approximately $23.6 million, net of commissions paid, but excluding transaction expenses.

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

The Loan Agreement permits voluntary prepayment of all, but not less than all, of the Term Loans, subject to a prepayment premium except if the facility is refinanced with another SVB facility. Such prepayment premium would be 3.00% of the principal amount of the Term Loans if prepaid prior to the first anniversary of the date on which we entered the Loan Agreement, 2.00% of the principal amount of the Term Loan if prepaid on or after the first anniversary of the date on which we entered the Loan Agreement but prior to the second anniversary of the date on which we entered the Loan Agreement, and 1.00% of the principal amount of the Term Loan if prepaid on or after the second anniversary of the date on which we entered the Loan Agreement. Upon prepayment or repayment in full of the Term Loans, we will be required to pay a one-time final payment fee equal to 5.00% of the original principal amount of any funded Term Loans being repaid.

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

Cash Flows

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
(in thousands)
Net cash provided by (used in):
Operating activities	$(24,421)	$(21,565)
Investing activities	(89)	9,119
Financing activities	26,265	11,500
Net (decrease)/increase in cash, cash equivalents, and restricted cash	$1,755	$(946)

Operating Activities

During the six months ended June 30, 2022 and 2021, we used cash of $24,421,000 and $21,565,000, respectively, to fund our operating activities. Cash used in operating activities during the six months ended June 30, 2022 consisted primarily of our net loss of $27,463,000 and decreases of $1,062,000 in accrued expenses, $645,000 in research and development contract liability, $258,000 in gain on right-of-use asset termination, $1,023,000 in accounts payable, $1,075,000 in deposits, $100,000 in operating lease liability, and $1,268,000 in prepaid expenses and other current assets. Cash used in operating activities was partially offset by increases of $5,320,000 in stock-based compensation, $169,000 in operating lease right-of-use asset, $12,000 in amortization of debt issuance costs, $43,000 in accretion on final payment of term loan, $518,000 in depreciation and amortization, $2,407,000 in accounts receivable, and $4,000 in loss on disposal of fixed assets.

Cash used in operating activities during the six months ended June 30, 2021 consisted primarily of our net loss of $22,784,000, and increases of $2,787,000 in prepaid expenses and $487,000 in accounts receivable, and decreases of $784,000 in accrued expenses, $1,726,000 in research and development contract liability, $2,272,000 in operating lease liability, $52,000 in other non-cash items, and $19,000 in gain on sale of fixed assets. Cash used in operating activities was partially offset by a decrease of $250,000 in other assets and increases of $922,000 in accounts payable, as well as non-cash charges of $632,000 in depreciation and amortization, $5,290,000 in stock-based compensation, and $2,252,000 in amortization of operating lease right-of-use asset.

Investing Activities

During the six months ended June 30, 2022, our investing activities used $89,000 in cash, compared to cash provided by investing activities of $9,119,000 during the six months ended June 30, 2021. This decrease of $9,208,000 in cash from investing activities was primarily due to the redemption of our entire short-term investment in marketable securities partially offset by purchases of property and equipment. Cash used in investing activities during the six months ended June 30, 2022 consisted of the purchase of property and equipment of $92,000, offset by cash received from the sale of fixed assets of $3,000. Cash provided by investing activities during the six months ended June 30, 2021 consisted of $10,000,000 for the redemption of short-term investments and $19,000 of cash received on the sale of fixed assets, partially offset by the purchase of property and equipment of $900,000.

Financing Activities

During the six months ended June 30, 2022 and 2021, we generated cash from financing activities of $26,265,000 and $11,500,000, respectively, an increase of $14,765,000. Cash from financing activities during the six months ended June 30, 2022 consisted of cash proceeds from the sale of common stock pursuant to the October 2021 ATM Agreement of $16,598,000 net of sales agent commissions and fees, and proceeds from borrowings under the Loan Agreement of $10,000,000, partially offset by cash used for restricted stock buy-back at vesting of $191,000 and payment of debt issuance costs of $142,000. Cash from financing activities during the six months ended June 30, 2021, consisted of cash proceeds from the common stock sold through the June 2020 ATM Agreement with Stifel of $10,357,000, net of sales agent commissions and fees, and exercises of common stock options of $1,228,000, offset by cash used for restricted stock buy-back at vesting of $85,000.

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
•
expand our manufacturing, quality, operational, financial and management systems;
•
increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
•
maintain, expand and protect our intellectual property portfolio;
•
acquire or in-license other drug product candidates and technologies; and
•
incur additional legal, accounting and other expenses in operating as a public company.

In the first quarter of 2022, we determined to prioritize and strategically focus on our oncology programs in our CUE-100 series. We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series. We also determined to take proactive steps to decrease our office and lab footprint and to restructure our Research and Development functions in support of prioritized corporate objectives and strategies. These steps have realized cost savings to date that have been allocated to our key programs.

We believe that our existing cash and cash equivalents as of June 30, 2022 will enable us to fund our operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Principal Commitments

During the three and six months ended June 30, 2022, there were no material changes to our contractual obligations and commitments as of December 31, 2021 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report, other than our entry into a new headquarters lease more fully described in Note 11 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
10.1	First Amendment to the License Agreement, dated May 3, 2022, between Cue Biopharma, Inc. and MIL 40G, LLC	X
10.2	Rider to License Agreement, dated as of July 7, 2022, between Cue Biopharma, Inc. and MIL 40G, LLC	X
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS

Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: August 4, 2022	By:	/s/ Daniel R. Passeri

Daniel R. Passeri Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 4, 2022	By:	/s/ Kerri-Ann Millar

Kerri-Ann Millar Chief Financial Officer (Principal Financial and Accounting Officer)