Form 10-Q
period 2022-09-30
Cue Biopharma, Inc.
filed 2022-11-14
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of November 1, 2022, the registrant had 35,385,582 shares of Common Stock ($0.001 par value) outstanding.

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

•
the anticipated closing of the private placement announced on November 14, 2022;
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
•
We are substantially dependent on the success of our drug product candidates, only two of which are currently being tested in a clinical trial, and significant additional research and development and clinical testing will be required before we can potentially seek regulatory approval for or commercialize any of our drug product candidates.
•
We have limited experience in conducting clinical trials and no history of commercializing biologic products, which may make it difficult to evaluate the prospects for our future viability.
•
The COVID-19 pandemic has adversely impacted, and may continue to adversely impact our business, including our clinical trials and preclinical studies.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$29,726	$64,371
Marketable securities	29,457	—
Accounts receivable	796	3,143
Prepaid expenses and other current assets	1,721	955
Total current assets	61,700	68,469
Property and equipment, net	1,642	2,112
Operating lease right-of-use	9,561	9,810
Deposits	3,116	2,721
Restricted cash	150	150
Other long-term assets	131	140
Total assets	$76,300	$83,401
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,045	$2,591
Accrued expenses	3,879	4,620
Research and development contract liability, current portion	—	645
Operating lease liability, current portion	3,335	4,932
Current portion of long-term debt, net	963	—
Total current liabilities	10,222	12,788
Operating lease liability, net of current portion	6,321	5,121
Long-term debt, net	8,993	—
Total liabilities	$25,536	$17,909
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,385,582 and 32,202,496 shares issued and outstanding, at September 30, 2022 and December 31, 2021, respectively	35	32
Additional paid in capital	286,685	262,906
Accumulated other comprehensive loss	(92)	—
Accumulated deficit	(235,864)	(197,446)
Total stockholders’ equity	50,764	65,492
Total liabilities and stockholders’ equity	$76,300	$83,401

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$68	$2,395	$1,094	$6,687
Operating expenses (income):
General and administrative	3,528	4,125	12,465	12,660
Research and development	7,571	11,288	27,246	29,846
Gain on right-of-use asset termination	—	—	(258)	—
Total operating expenses	11,099	15,413	39,453	42,506
Loss from operations	(11,031)	(13,018)	(38,359)	(35,819)
Other (expense) income:
Interest income, net	200	25	296	42
Interest expense, net	(124)	—	(355)	—
Total other (expense) income	76	25	(59)	42
Net loss	$(10,955)	$(12,993)	$(38,418)	$(35,777)
Unrealized loss from available-for-sale securities	(92)	—	(92)	(7)
Comprehensive loss	$(11,047)	$(12,993)	$(38,510)	$(35,784)
Net loss per common share – basic and diluted	$(0.31)	$(0.41)	$(1.11)	$(1.16)
Weighted average common shares outstanding – basic and diluted	35,383,430	31,315,178	34,471,499	31,064,579

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited in thousands, except share and per share amounts)

For the three months ended September 30, 2022 and 2021:
		Common Stock			Additional	Accumulated Other		Total
		Shares		Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance, June 30, 2021		31,470,216		$31	$248,948	$—	$(176,069)	$72,910
Stock-based compensation	—	—	—	—	3,252	—	—	3,252
Exercise of stock options		113,750		1	833	—	—	834
Restricted stock awards released		81,667		—	(1)	—	—	(1)
Restricted stock awards withheld at vesting to cover taxes		(33,638)		—	(482)	—	—	(482)
Net loss		—		—	—	—	(12,993)	(12,993)
Balance, September 30, 2021		31,631,995		$32	$252,550	$—	$(189,062)	$63,520

Balance, June 30, 2022		35,381,743		$35	$284,630	$—	$(224,909)	$59,756
Stock-based compensation		—		—	2,064	—	—	2,064
Restricted stock awards released		6,667		—	—	—	—	—
Restricted stock awards withheld at vesting to cover taxes		(2,828)		—	(9)	—	—	(9)
Unrealized losses from available-for-sale securities		—		—	—	(92)	—	(92)
Net loss		—		—	—	—	(10,955)	(10,955)
Balance, September 30, 2022		35,385,582		$35	$286,685	$(92)	$(235,864)	$50,764

For the nine months ended September 30, 2022 and 2021:
		Common Stock			Additional	Accumulated Other		Total
		Shares		Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2020		30,351,366		$30	$232,159	$7	$(153,285)	$78,911
Issuance of common stock from ATM offering, net of sales agent commission and fees		907,700		1	10,356	—	—	10,357
Stock-based compensation		—		—	8,541	—	—	8,541
Exercise of stock options		307,105		1	2,061	—	—	2,062
Issuance of common stock upon exercise of warrants, net		8,048		—	—	—	—	—
Restricted stock awards released		98,333		—	—	—	—	—
Restricted stock awards withheld at vesting to cover taxes		(40,557)		—	(567)	—	—	(567)
Unrealized losses from available-for-sale securities		—		—	—	(7)	—	(7)
Net loss		—		—	—	—	(35,777)	(35,777)
Balance, September 30, 2021		31,631,995		$32	$252,550	$—	$(189,062)	$63,520

Balance, December 31, 2021		32,202,496		$32	$262,906	$—	$(197,446)	$65,492
Issuance of common stock from ATM offering, net of sales agent commission and fees		3,117,220		3	16,595	—	—	16,598
Stock-based compensation		—		—	7,384	—	—	7,384
Issuance of common stock upon exercise of warrants, net		9,549		—	—	—	—	—
Restricted stock awards released		98,335		—	—	—	—	—
Restricted stock awards withheld at vesting to cover taxes		(42,018)		—	(200)	—	—	(200)
Unrealized losses from available-for-sale securities		—		—	—	(92)	—	(92)
Net loss		—		—	—	—	(38,418)	(38,418)
Balance, September 30, 2022		35,385,582		$35	$286,685	$(92)	$(235,864)	$50,764

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(38,418)	$(35,777)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	719	948
Stock-based compensation	7,384	8,541
Amortization of operating lease right-of-use asset	507	3,405
Gain on right-of-use asset termination	(258)
Loss (gain) on disposal of fixed assets	4	(21)
Amortization of premium/discount on purchased securities	(101)	(5)
Amortization of debt issuance costs	21	—
Accretion of final payment on term loan	76	—
Changes in operating assets and liabilities:
Accounts receivable	2,347	646
Prepaid expenses and other current assets	(846)	(867)
Other assets	—	250
Deposits	(395)	(47)
Accounts payable	(546)	400
Accrued expenses	(741)	1,202
Research and development contract liability	(645)	(3,354)
Operating lease liability	(397)	(3,513)
Accrued interest	(3)	—
Net cash used in operating activities	(31,292)	(28,192)
Cash flows from investing activities
Purchases of property and equipment	(170)	(913)
Cash received from the sale of fixed asset	6	21
Redemption of short-term investments	—	10,000
Purchase of short-term investments	(29,445)	—
Net cash (used in) provided by investing activities	(29,609)	9,108
Cash flows from financing activities
Proceeds from ATM offering, net of sales agent commission and fees	16,598	10,357
Proceeds from borrowings under term loan	10,000	—
Proceeds from exercise of stock options	—	2,061
Payment of debt issuance costs	(142)	—
Restricted stock awards withheld at vesting to cover taxes	(200)	(567)
Net cash provided by financing activities	26,256	11,851
Net decrease in cash, cash equivalents, and restricted cash	(34,645)	(7,233)
Cash, cash equivalents, and restricted cash at beginning of period	64,521	75,016
Cash, cash equivalents, and restricted cash at end of period	$29,876	$67,783
Supplemental disclosures of non-cash investing and financing activities:
Income taxes	$—	$206
Cash paid for interest	$354	$—
Right-of-use asset and lease liability (new lease)	$9,057	$—
Operating lease modification	$7,119	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

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

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations since inception. As of September 30, 2022, the Company had cash, cash equivalents, and marketable securities of approximately $59,183,000. Management believes that current cash, cash equivalents, and marketable securities on hand at September 30, 2022 are sufficient to fund operations for at least the next twelve months from the date of issuance of these financial statements; however, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund research and development costs in order to seek approval for commercialization of its drug product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop and commercialize the Company’s drug product candidates in order to generate future revenue streams.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2022.

Interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or any future periods.

Public Offerings

In June 2020, the Company entered into an at-the-market ("ATM") equity offering sales agreement (the “June 2020 ATM Agreement”) with Stifel Nicolaus & Company, Inc. ("Stifel") to sell shares of the Company’s common stock for aggregate gross proceeds of up to $40 million, from time to time, through an ATM equity offering program under which Stifel would act as sales agent. The June 2020 ATM Agreement was terminated in October 2021 prior to entering into the October 2021 ATM Agreement (as defined below). As of September 30, 2022, the Company had sold an aggregate of 2,099,700 shares of common stock under the June 2020 ATM Agreement for proceeds of approximately $32.7 million, net of commissions paid, but excluding transaction expenses.

In October 2021, the Company entered into an open market sale agreement (the “October 2021 ATM Agreement”) with Jefferies LLC ("Jefferies"), as agent, to sell shares of the Company’s common stock for aggregate gross proceeds of up to $80 million, from time to time, through an ATM equity offering program. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of the Company’s common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by the Company or Jefferies. During the three and nine months ended September 30, 2022, the Company sold 0, and 3,117,220 shares, of common stock under the October 2021 ATM Agreement for proceeds of $0, and approximately $16,598,000 net of commission paid, but excluding transaction expenses, respectively. As of September 30, 2022, the Company had sold an aggregate of 3,593,407 shares of common stock under the October 2021 ATM

Agreement for proceeds of approximately $23.6 million, net of commissions paid, but excluding transaction expenses, since its inception.

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

COVID-19 Pandemic

The extent to which the COVID-19 pandemic may continue to impact the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the extent of its impact on worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business policies regarding the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic as of September 30, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, estimates related to collaboration revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets and intangibles. The Company’s future assessment of the potential effects of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Despite the Company’s efforts, the impact of the COVID-19 pandemic on its business depends on factors beyond the Company’s knowledge or control, including the supply-chain disruptions, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, the Company is unable to estimate the extent to which the COVID-19 pandemic may negatively impact its financial results or liquidity in the future.

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

Marketable Securities

Marketable securities consist of investments with original maturities greater than ninety days and less than one year from the balance sheet date. The Company classifies all of its investments as available-for-sale securities. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are recognized and determined on a specific identification basis and are included in other comprehensive loss. Realized gains and losses are determined on a specific identification basis and are included in other income on the consolidated statement of operations and other comprehensive loss. Amortization and accretion of discounts and premiums is recorded in interest income. The Company has invested available cash in U.S. Treasury obligations.

Restricted Cash

The Company had $150,000 in restricted cash deposited with a commercial bank to collateralize a credit card as of September 30, 2022 and December 31, 2021.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date. For each of the three and nine months ended September 30, 2022 and 2021, the Company recorded approximately $3,000 and $9,000, respectively, in amortization expense on a straight-line basis.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable drug product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to general and administrative expense as incurred. For the three and nine months ended September 30, 2022, patent expenses were $395,000 and $1,625,000, respectively. For the three and nine months ended September 30, 2021, patent expenses were $522,000 and $1,606,000, respectively.

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

At September 30, 2022 and 2021, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2022	2021
Common stock warrants	789,358	851,969
Common stock options	6,268,729	5,533,657
Nonvested restricted stock units	-	131,669
Total	7,058,087	6,517,295

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

The Company had approximately $23,256,000 in cash equivalents and $29,457,000 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet as of September 30, 2022. The Company had $52,509,000 in cash equivalents and $0 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet at December 31, 2021.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$23,256	$—	$—	$23,256
Marketable securities	—	29,457	—	29,457
Total	$23,256	$29,457	$—	$52,713

	Fair Value Measurements as of December 31, 2021
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$52,509	$—	$—	$52,509
Marketable securities	—	—	—	—
Total	$52,509	$—	$—	$52,509

As of September 30, 2022, the Company reported approximately $23,256,000 and $29,457,000 in cash equivalents and marketable securities, respectively. The Company’s cash equivalents that are invested in money market funds are valued using Level 1 inputs for identical securities. The Company measures the fair value of marketable securities that are invested in U.S. Treasury securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. As of December 31, 2021, the Company reported approximately $52,509,000 of cash equivalents. During the three and nine months ended September 30, 2022, and the year ended December 31, 2021, there were no transfers between Level 2 and Level 3.

The carrying values of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.

4.
Marketable Securities

As of September 30, 2022, the Company had marketable securities that consisted of $29,457,000. The Company did not have marketable securities at December 31, 2021. The following table presents the Company's marketable securities at September 30, 2022, and December 31, 2021:

	September 30, 2022
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$29,550	$—	$(92)	$29,457
	$29,550	$—	$—	$29,457

	December 31, 2021
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—
	$—	$—	$—	$—

5.
Property and Equipment

Property and equipment as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Laboratory equipment	$5,253	$5,203
Furniture and fixtures	81	93
Computer and office equipment	302	253
Leasehold improvements	60	7
	5,695	5,556
Less accumulated depreciation	(4,054)	(3,444)
Net property and equipment	$1,642	$2,112

Depreciation expense for the three months ended September 30, 2022 and 2021, was approximately $198,000 and $232,000, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021, was approximately $630,000 and $682,000, respectively. Depreciation expense for the nine months ended September 30, 2022 excludes trademark amortization expense of approximately $9,000, and amortization of capitalized license expenses of approximately $80,000. Depreciation expense for the nine months ended September 30, 2021 excludes trademark amortization expense of approximately $9,000, and amortization of capitalized license expenses of approximately $257,000. During the nine months ended September 30, 2022, the Company sold furniture and fixtures and lab equipment with an acquisition cost of $30,000 and collected cash of $5,800. The Company recorded a loss on the sale of fixed assets of $4,300, which is presented in other income on the consolidated statement of operations and other comprehensive loss. During the nine months ended September 30, 2021, the Company sold fully depreciated lab equipment with an acquisition cost of $269,000, and the Company recorded a gain on the sale of fixed assets of $21,000, which is presented in other income on the consolidated statement of operations and other comprehensive loss.

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

The Term Loans bear interest at a floating rate per annum equal to the greater of (A) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.25% and (B) 5.50%. The Term Loans are interest only from the Closing Date through June 30, 2023, after which the Company is required to pay 30 equal monthly installments of principal. If the Tranche B Loans are advanced, the interest-only period shall extend to December 31, 2023, followed by 24 months of amortization. At September 30, 2022, the interest rate was 8.5% based on the prime rate plus 2.25%.

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

During the three and nine months ended September 30, 2022, the Company recognized interest expense related to the Term Loans of $183,000 and $354,000, respectively, and $33,000 and $76,000 in interest expense related to accretion of the final payment for the three months and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, the Company did not have interest expense related to the Term Loans.

The following table presents the aggregate maturities of long-term and short-term debt as of September 30, 2022: (in thousands):

Total long-term debt	$9,000
Accretion of final payment	76
Less: unamortized debt issuance costs	(83)
Long-term debt, net	$8,993

Total current portion of long-term debt	$1,000
Less: unamortized debt issuance costs	(37)
Current portion of long-term debt, net	$963

Aggregate Minimum Payments
Year	(in thousands)
2022	$—
2023	2,000
2024	4,000
2025	4,000
Total maturities	$10,000

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the consolidated statements of operations. The Company incurred approximately $142,000 in debt issuance costs related to the Term Loan Agreement. For the three and nine months ended September 30, 2022, the Company recorded approximately $9,000 and $21,000, respectively, in amortization of debt issuance costs to interest expense in the consolidated statements of operations and comprehensive loss. The Company recorded approximately $37,000 and $83,000 to short- and long-term debt issuance costs contra-liability, respectively, as of September 30, 2022.

7. Stock-Based Compensation

Stock Option Valuation

For stock options requiring an assessment of value during the nine months ended September 30, 2022 and 2021, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

September 30, 2022
Risk-free interest rate	1.53% - 2.92%
Expected dividend yield	0%
Expected volatility	92.1% - 95.7%
Expected life	5.50 to 6.25 years

September 30, 2021
Risk-free interest rate	0.61% - 1.31%
Expected dividend yield	0%
Expected volatility	97.8% - 100.9%
Expected life	5.50 to 6.25 years

A summary of stock option activity for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2021	5,654,168	$10.08	5.48
Granted	828,500	6.99	—
Exercised	—	—	—
Cancelled	(213,939)	13.32	—
Stock options outstanding at September 30, 2022	6,268,729	9.56	5.22
Stock options exercisable at September 30, 2022	4,358,165	$8.97	3.79

The Company recognized approximately $2,045,000 and $6,537,000 in stock-based compensation expense during the three and nine months ended September 30, 2022, respectively, related to stock options activity. As of September 30, 2022, total unrecognized stock-based compensation expense was approximately $13,856,000, which is expected to be recognized as an operating expense in the Company’s consolidated statement of operations and other comprehensive loss over the weighted average remaining period of 2.13 years. During the three months ended September 30, 2022, the Company granted stock options to purchase 12,500 shares of common stock with a weighted average grant date fair value of $2.45 per share. During the nine months ended September 30, 2022, the Company granted stock options to purchase 828,500 shares of common stock with a weighted average grant date fair value of $6.99 per share.

The Company recognized approximately $2,876,000 and $7,428,000 in stock-based compensation expense during the three and nine months ended September 30, 2021, respectively, related to stock options activity. As of September 30, 2021, total unrecognized stock-based compensation expense was approximately $18,124,000, which is expected to be recognized as an operating expense in the Company’s consolidated statement of operations and other comprehensive loss over the weighted average remaining period of 2.4 years. During the three and nine months ended September 30, 2021, the Company granted stock options to purchase 35,000 shares of common stock with an average grant date fair value of $12.24 per share and stock options to purchase 1,026,000 shares of common stock with an average grant date fair value of $14.41 per share, respectively.

The intrinsic value of exercisable but unexercised in-the-money stock options at September 30, 2022 was approximately $4,358,000, based on a weighted average grant date fair value of $8.97 per share on September 30, 2022.

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

The following table summarizes the RSU activity under the Company’s 2016 Omnibus Incentive Plan for the nine months ended September 30, 2022:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2021	98,335	$18.21
Vested/Released	(98,335)	$18.21
Nonvested balance at September 30, 2022	0	$-

The Company recognized approximately $19,000 and $847,000 in stock-based compensation during the three and nine months ended September 30, 2022, respectively, related to RSU activity. As of September 30, 2022, total unrecognized stock-based compensation was fully recognized as an operating expense in the Company’s consolidated statement of operations and other comprehensive loss. The Company recognized approximately $375,000 and $1,113,000 in stock-based compensation during the three and nine months ended September 30, 2021, respectively, related to RSU activity. As of September 30, 2021, total unrecognized stock-based compensation was approximately $1,660,000.

Stock-based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was included in the Company’s consolidated statement of operations and other comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
General and administrative	$1,003	$1,199	$3,650	$3,662
Research and development	1,061	2,053	3,734	4,879
Total	$2,064	$3,252	$7,384	$8,541

8. Warrants

The Company had one tranche of common stock warrants outstanding at September 30, 2022. The tranche was exercisable for an aggregate of 882,071 shares of common stock with an exercise price of $9.38 per share when issued on December 27, 2017. These warrants were issued with a 5-year term and expire on December 26, 2022. The intrinsic value of exercisable but unexercised in-the-money common stock warrants at September 30, 2022 was zero based on a fair value of $2.23 per share on September 30, 2022. The Company had another tranche of warrants exercisable for 1,500 shares of common stock that were issued on June 15, 2015 with an exercise price of $2.70 per share that expired at the end of their 7-year term on June 15, 2022.

Each tranche of warrants was evaluated under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and the Company determined that equity classification was appropriate.

The following table shows common stock warrants outstanding as of September 30, 2022:

	Warrant Issued June 15, 2015- Tranche 1	Warrant Issued December 27, 2017- Tranche 2	Total
Shares remaining to be issued as of December 31, 2021	62,611	789,358	851,969
Issued via cashless exercises	(9,549)	—	(9,549)
Withheld as payment to cover issued shares	(51,562)	—	(51,562)
Expired	(1,500)	—	(1,500)
Shares remaining to be issued as of September 30, 2022	0	789,358	789,358

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

Aside from the $2.8 million in milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price at September 30, 2022. The Company’s assessment ensured that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. For the three months ended September 30, 2022 and 2021, the Company recorded approximately $0 and $293,000, respectively, in collaboration revenue related to the Merck Collaboration Agreement. For the nine months ended September 30, 2022 and 2021, the Company recorded approximately $0 and $1,762,000, respectively, in collaboration revenue related to the Merck Collaboration Agreement. The Company did not record short or long-term research and development liabilities on its balance sheet dated September 30, 2022 and December 31, 2021, as the performance obligation was completed on December 31, 2021.

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

Aside from the $6.75 million in milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price as of September 30, 2022. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three months ended September 30, 2022 and 2021, the Company recognized revenue of approximately $68,000 and approximately $2,102,000, respectively, related to the LG Chem Collaboration Agreement. For the nine months ended September 30, 2022 and 2021, the Company recognized revenue of approximately $1,094,000 and approximately $4,925,000, respectively, related to the LG Chem Collaboration Agreement. The Company did not record short or long-term research and development liabilities on its balance sheet dated September 30, 2022, as the performance obligation was met and completed. As of December 31, 2021, the Company recorded short- and long-term research and development liabilities on its balance sheet of approximately $645,000. Research and development cost sharing provisions under the agreement expired on March 31, 2022.

Capitalization of Contract Costs

The Company considered the capitalization of contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers. There were no contract costs identified in the Merck Collaboration Agreement. As it related to the LG Chem Collaboration Agreement, the Company capitalized license expenses of approximately $908,000 as of September 30, 2022, paid to Einstein pursuant to the Einstein License Agreement which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. This amount is comprised of approximately $438,000 of capitalized license expenses related to the up-front payment received from LG Chem in December 2018, approximately $313,000 in capitalized license expenses related to the milestone payment received in June 2019, and approximately $157,000 in capitalized license expenses related to the milestone payment received in December 2020, net of accumulated amortization on all capitalized license expenses of approximately $908,000. As of September 30, 2022, no capitalized license expenses net of accumulated amortization were included in prepaid expenses and other short-term assets related to the LG Chem Collaboration Agreement. As of December 31, 2021, $80,000 was included in prepaid expenses and other short-term assets.

10. Commitments and Contingencies

Einstein License Agreement

In 2015, the Company entered into the Einstein License Agreement with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. The Company entered into an amended and restated license agreement on July 31, 2017, as amended on October 2018, which modified certain obligations of the parties under the Einstein License Agreement. For the three months ended September 30, 2022 and 2021, the Company incurred approximately $0 and $80,000, respectively, in fees and expenses to Einstein in relation to this license. For the nine months ended September 30, 2022 and 2021, the Company incurred approximately $0 and $257,000, respectively, in fees and expenses to Einstein in relation to this license.

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

The Company may be subject to various legal proceedings from time to time as part of its business. As of September 30, 2022, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

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

On March 28, 2022, the Company entered into a License Agreement (the “License”) with MIL 40G, LLC (the “Licensor”), pursuant to which the Company will lease approximately 13,000 square feet of office, research and development and laboratory space located at 40 Guest Street, Boston, Massachusetts 02135 (the “Premises”). The Company relocated its corporate headquarters to the Premises in April 2022. On March 28, 2022, the Company terminated the Laboratory and Office Lease with an effective date of April 30, 2022. The Company performed an analysis of the accounting implications of this termination based on ASC 360 Impairments and Abandonments guidance. For the nine months ended September 30, 2022, the Company recorded an adjustment to decrease the right-of-use asset and lease liability of approximately $8,124,000 and $8,382,000, respectively, and recorded a gain on right-of-use asset included in the consolidated statement of operations and other comprehensive loss of approximately $258,000.

The Company recognized a right of use asset of approximately $9,056,000 and an operating lease liability of approximately $9,056,000 which were recorded as of the Term Commencement Date (as defined below) related to the License.

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

On May 3, 2022, the Company entered into the First Amendment to the License ("First Amendment”) with the Licensor, pursuant to which the License was expanded to include an additional room effective July 15, 2022. In consideration of the First Amendment, the Security Deposit was increased from $225,760 to $235,884 effective July 15, 2022. Upon execution of the First Amendment, the Company prepaid three months of rent, two of which will be held in escrow and credited against future rent payments and the other of which was applied to the first month’s rent. Effective July 15, 2022, the monthly rental rate under the First Amendment increased to $209,700 from $200,700. During the three months ended September 30, 2022, the Company recognized a right of use asset of approximately $369,000 and an operating lease liability of approximately $360,000, using the weighted average discount rate of 8%, which were recorded as of the Term Commencement Date related to the License.

On May 31, 2022, the Company entered into an operating lease for additional laboratory space at 40 Guest Street, Boston, Massachusetts for the period from December 1, 2022, through December 1, 2024 (the “40G Additional Laboratory Lease”). The 40G Additional Laboratory Lease contains escalating payments during the lease period. The monthly rental rate under the 40G Additional Laboratory Lease is $59,152 for the first 12 months and $61,519 for the remainder of the term. Under the terms of this lease agreement, the Company will prepay three months of rent, two of which will be held in escrow and credited against future rent payments and the other of which was applied to the first month’s rent.

On September 9, 2022, the Company terminated the Additional Laboratory Lease with MIL 21E, LLC with an effective termination date of December 6, 2022. The Company performed an analysis of the accounting implications of this termination based on ASC 360 Impairments and Abandonments guidance.

For the three and nine months ended September 30, 2022, the Company recorded approximately $146,000 and $309,000, respectively in non-cash interest expense to the lease liability.

At September 30, 2022, the Company recorded approximately $9,561,000 to operating lease right-of-use asset, and approximately $3,335,000 and $6,321,000 to the short-term and long-term operating lease liability, respectively. At December 31, 2021, the Company recorded approximately $9,809,876 to operating lease right-of-use asset, and approximately $4,931,675 and $5,121,179 to short- and long-term operating lease liability, respectively. As of September 30, 2022 and December 31, 2021, a security deposit of approximately $794,000 was included in deposits on the Company’s consolidated balance sheet related to the 40G Additional Laboratory Lease. Cash was collected in the amount of approximately $803,000 for the 21 Erie Laboratory and Office Lease during the three months ended September 30, 2022.

Future minimum lease payments under the leases in effect at September 30, 2022 are as follows:

Year	(in thousands)
2022	$822
2023	3,366
2024	2,857
2025	2,799
2026	818
Total lease payment	$10,662
Less: present value discount	(897)
Total	$9,765

Total rent expense of approximately $860,000 and $1,223,000 was included in the consolidated statement of operations and other comprehensive loss for the three months ended September 30, 2022 and 2021, respectively. Total rent expense of approximately $3,309,000 and $3,668,000 was included in the consolidated statement of operations and other comprehensive loss for the nine months ended September 30, 2022 and 2021, respectively. Other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2022 is summarized in the table below.

Other information (in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(297)	$(397)
Operating lease cost	$860	$3,309
Weighted average discount rate	5.75%-8%	5.75%-8%
Weighted average remaining lease term	3.54 years	3.54 years

12. Subsequent Events

On November 14, 2022, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company agreed to issue and sell to such investors in a private placement an aggregate of 7,656,966 shares of the Company's common stock and, in lieu of shares of common stock to certain investors, pre-funded warrants (“Pre-Funded Warrants”) to purchase an aggregate of 1,531,440 shares of common stock, and, in each case, accompanying warrants (“Warrants”) to purchase an aggregate of up to 9,188,406 additional shares of common stock (or Pre-Funded Warrants in lieu thereof) at a price of $3.265 per share and accompanying Warrant (or $3.2649 per Pre-Funded Warrant and accompanying Warrant). The exercise price of the Warrants is $3.93 per share, or if exercised for a Pre-Funded Warrant in lieu thereof, $3.9299 per Pre-Funded Warrant. The Warrants are exercisable at any time after they are issued and ending on the fifth anniversary of the closing. The Pre-Funded Warrants are exercisable at any time after they are issued and will not expire.

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

Overview

We are a clinical-stage biopharmaceutical company developing a novel class of T cell engager biologics designed to selectively engage and modulate tumor-specific T cells directly within the patient’s body. We believe our proprietary Immuno-STAT™ (Selective Targeting and Alteration of T Cells) platform, as described below, will allow us to harness the fullest potential of the patient’s intrinsic immune repertoire to fight cancer and restore health while avoiding the deleterious side effects of broad non-specific immune activation. In addition to the selective modulation of tumor specific T cells, we believe the core features of Immuno-STATs offer competitive differentiation, including modularity, manufacturability, and convenient administration that allows for versatility to treat a broad range of diseases.

While we have demonstrated the potential application of our Immuno-STAT platform in preclinical studies in cancer, chronic infectious disease, and autoimmune disease, we are currently prioritizing and strategically focusing on drug product candidates for treating cancer in our CUE-100 series, which exploits rationally engineered interleukin 2, or IL-2, for selective activation and expansion of tumor-specific T cells. We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series.

Our drug product candidates are in various stages of clinical and preclinical development, and we believe that these candidates have significant potential value, however our activities are also subject to significant risks and uncertainties. We have not yet commenced any commercial revenue-generating operations, have limited cash flows from operations, and will need to access additional capital to fund our growth and ongoing business operations.

Our Pipeline of Immuno-STAT T Cell Engagers

The pipeline chart depicted below details our current portfolio of oncology-based assets and their stages of development. We have committed to prioritize and strategically focus on our oncology programs within our IL-2 based CUE-100 series, and we are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series.

Through a focused and strategic deployment of resources, we have made significant progress advancing the IL-2-based CUE-100 series for oncology. CUE-101, representative of the CUE-100 series, is our most advanced clinical stage asset, currently being dosed in a second line and beyond Phase 1b monotherapy trial for human papilloma virus, or HPV, driven recurrent/metastatic head and neck cancer, or R/M HNSCC, as well as in a first line Phase 1 combination trial with KEYTRUDA® (anti-PD-1 mab, pembrolizumab), the current standard of care, for R/M HNSCC.

We have completed enrollment of the expansion phase of our monotherapy Phase 1 clinical trial of CUE-101 at the 4mg/kg recommended Phase 2 dose, or RP2D, for the treatment of late-stage treatment-refractory R/M HNSCC patients. These patients had received and failed several prior lines of systemic therapy, including checkpoint inhibitors, or CPIs, such as KEYTRUDA.

To date, CUE-101 as a monotherapy has demonstrated evidence of anti-tumor clinical activity along with a favorable tolerability profile. As of September 23, 2022, of the 19 evaluable patients treated at the RP2D of 4 mg/kg, we observed a confirmed partial response, or PR, lasting for more than 42 weeks and seven patients with durable stable disease, defined as stable disease on at least two consecutive post-treatment scans lasting at least 12 weeks, as shown in the graph below. We have also observed promising preliminary data with respect to CUE-101’s pharmacokinetic, or PK, and pharmacodynamic, or PD, profile, as well as biomarker data with respect to circulating HPV DNA as a potential proxy of immune stimulation that may result in anti-tumor effects. Importantly, to date we have observed an increased trend in median overall patient survival, or mOS, approaching greater than 12 months, i.e. based on a Kaplan-Meier (K-M) analysis estimate of mOS of 13.3 months. We continue to follow the patients treated in the monotherapy trial and anticipate having mature overall survival data by the end of 2022.

Overall Survival in CUE-101 Phase 1 Monotherapy Patients at RP2D as of September 23, 2022

On October 3, 2022, we received Fast Track Designation of CUE-101 for the treatment of R/M HPV+ HNSCC as a monotherapy and in combination with KEYTRUDA. Once we have analyzed the complete data set generated from the CUE-101 Phase 1 monotherapy trial, we plan to define a potential registration trial in mid-2023.

We also continued to make progress with our Phase 1 clinical trial evaluating CUE-101 in combination with Merck Sharp & Dohme Corp., or Merck’s, anti-PD-1 therapy KEYTRUDA. We completed the dose escalation portion of this trial and have enrolled patients in the expansion phase at the RP2D dose of 4mg/kg of CUE-101 in combination with the approved dose of KEYTRUDA. The graph below was presented at the 2022 Society for Immunotherapy of Cancer (SITC) on November 10, 2022, where we reported on first 10 evaluable patients treated with combination therapy at the RP2D of 4mg/kg of CUE-101 and 200mg of KEYTRUDA who had at least one post-dose scan at the time of the data cutoff date. Of these 10 patients, two patients had confirmed ongoing PRs and two patients had unconfirmed PRs as their best response from baseline demonstrating an initial overall response rate, or ORR, for these 10 patients of 40% as of the data cutoff date. In addition, one patient treated with combination therapy at 2mg/kg of CUE-101 and 200mg of KEYTRUDA had durable stable disease, defined as stable disease on at least two consecutive post-treatment scans lasting at least 12 weeks.

Subsequent to the data cutoff date, both of the unconfirmed PRs shown below have been confirmed with a second scan and two of the patients with stable disease have converted to durable stable disease of greater than 12 weeks for a clinical benefit rate, to date, of 70%. These responses include patients with low PD-L1 expression (combined positive score (CPS) less than 20). Notably, tumor reduction from baseline in the five patients with confirmed PRs was between 35% and 69%.

Best Change from Baseline (CFB) in Patients Treated with CUE-101 in Phase 1 Trial Combination with Pembrolizumab as of September 23, 2022

Best change from baseline (percent of tumor burden compared to baseline) in sum of target lesions for patients treated with CUE-101 + Pembrolizumab with at least 1 post treatment scan as of the data extract date. Data extracted from EDC 20-Oct-22 includes 16 of 17 combination trial patients with at least one post-treatment scan.

We anticipate preliminary ORR data on 20 patients at the RP2D of CUE-101 in combination with KEYTRUDA by the end of the second quarter of 2023 and plan to define a potential registration trial for 1L R/M HPV+ HNSCC by the end of 2023.

We believe the potential activity of CUE-101 with KEYTRUDA is likely due to their complementary mechanisms of action, specifically, CUE-101’s protein engineered design to selectively engage, activate and expand tumor-specific T cells and KEYTRUDA’s mechanism of checkpoint signaling a blockade that prevents the tumor from using PD-1/PDL-1 to shut down activation of T cells. We believe that CUE-101 has the potential to enhance the clinical activity of KEYTRUDA and potentially other CPIs, since the presence of expanded tumor-specific T cells is a pre-requisite for anti-PD-1 therapy. As such, we believe that CUE-101 has the potential to expand patient reach and enhance therapeutic benefit of CPIs.

As the most advanced candidate from our IL-2 based CUE-100 series, CUE-101 is exemplary of the Immuno-STAT platform and underscores the importance of integrating immune activation signals (such as IL-2) on tumor specific T cells to selectively enhance tumor immunity. Importantly, we believe that the CUE-101 clinical data we have generated to date reduces the risk profile of the entire IL-2 based CUE-100 series because the core framework of the CUE-100 series remains essentially the same for each drug product candidate, except for the targeting tumor peptide epitope within the human leukocyte antigen, or HLA pocket, in humans. Therefore, with the exception of some protein engineering modifications to ensure stability and manufacturability, the core IL-2 framework is a shared molecular feature of all molecules generated within this series including CUE-102, and the next-generation platform, Neo-STATTM.

We are also advancing additional development candidates within the CUE-100 series that we believe have the potential to treat multiple cancers with significant potential market opportunities. CUE-102, targets Wilms' tumor-1 protein, or WT1, an oncofetal antigen known to be over-expressed in more than 20 different cancers, including both solid tumors (such as colorectal, ovarian, pancreatic, gastric and lung) and hematologic malignancies (such as acute myeloid leukemia, multiple myeloma and myelodysplastic syndromes). In April 2022, we received acceptance from the U.S. Food and Drug Administration, or FDA, of our investigational new drug application, or IND, for CUE-102. Based on the premise that CUE-102 shares the same core molecular framework as CUE-101, except for the T cell epitope difference between HPV-E7 and WT1, its IND was supported by clinical and safety data from the ongoing CUE-101 monotherapy trial and did not require additional IND-enabling toxicology studies. We have initiated a Phase 1 monotherapy dose-escalation trial with CUE-102 focused on WT1-positive recurrent/metastatic gastric, pancreatic, ovarian and colorectal cancers at a 1mg/kg dose. We anticipate data from the dose escalation portion of this Phase 1 clinical trial in mid-2023.

Furthermore, based on our foundational preclinical data with Immuno-STATs targeting the clinically important G12V mutated KRAS T cell epitope (including demonstration of selective activation and expansion of T cells expressing G12V-specific T cell receptors), we are now generating additional Immuno-STAT molecules that target KRAS T cell epitopes (G12V/D) presented by both the HLA-A03 and -A11 alleles, which will potentially enhance patient coverage and market reach. We believe that our platform can generate multiple therapeutic molecules to selectively target KRAS-mutated tumor types (such as pancreatic, lung and colorectal cancer). Beyond mutated primary driver oncogenes such as KRAS, we are also generating Immuno-STAT molecules to target cancer epitopes, such as MAGE-A4, that are becoming increasingly validated targets in cancer immune-therapy.

In addition, we have expanded the potential reach of the Immuno-STAT platform to address the heterogeneity and diversity of many cancers by developing a derivative scaffold of the CUE-100 series containing stable “peptide-less” or “empty” HLA molecules, to which defined peptides of interest may be covalently attached. We refer to this derivative scaffold as Neo-STAT™. Neo-STAT is designed to provide greater flexibility for targeting multiple tumor epitopes, and enhance production efficiencies, in turn decreasing time and cost to manufacture and potentially to realize the promise of targeted personalized neo-antigens in cancer immunotherapy. We continue to improve these methods to further increase the potential efficiencies to be gained with Neo-STAT. We have also endeavored to address a primary resistance mechanism found in a subset of solid tumors which escape immune surveillance by a down-regulation of HLA, thereby making the tumor “invisible” to T cells. Our approach entails a derivative of the CUE-100 series referred to as RDI-STAT that takes advantage of the clinical validation of the CUE-100 series from our Immuno-STAT platform, by deploying a targeting moiety on the Fc fragment to bind to a surface protein found on the tumor. Through this approach, we believe we may be able to “paint” the tumor with a viral epitope placed within the HLA pocket of the CUE-100 series Immuno-STAT with the potential of "redirecting" high frequency anti-viral T cells to attack the targeted tumor cells.

Also, in addition to the CUE-100 series, we have leveraged the modularity of the Immuno-STAT platform to develop three additional biologic series outside of oncology: CUE-200, CUE-300, and CUE-400, each specifically designed through rational engineering to possess distinct signaling modules for desired biological mechanisms that may be applied across various diseases. The CUE-200 series is focused on cell surface receptors including CD80 and/or 4-1BBL to harness additional nodes of T cell activation for chronic infections and cancers. The CUE-300 series, for autoimmune diseases, incorporates the inhibitory PD-L1 co-modulator for selective inhibition of the autoreactive T cell repertoire. The CUE-400 series, for autoimmune diseases with diverse or unknown autoantigens, represents a novel class of bispecific molecules designed to selectively induce and expand regulatory T cells, or iTregs. We have determined to prioritize and strategically focus on our oncology programs in our IL-2 based CUE-100 series, and we are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop the CUE-200, CUE-300 and CUE-400 series.

The COVID-19 Pandemic

The COVID-19 pandemic prompted governments and regulatory bodies throughout the world to enact restrictions on businesses, public gatherings and travel to minimize the risk of virus transmission in the population. Beginning in March 2020, we undertook precautionary measures intended to help mitigate the risk of virus transmission to our employees, including the establishment of remote working standards, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings. We have continued some of these policies and procedures in 2022.

We have experienced supply chain disruptions for lab supplies used in our preclinical research as well as delays with some of our CROs. In January 2021, we were notified by our contract manufacturing organization, or CMO, that the manufacture of our good manufacturing practice, or GMP, material for the CUE-102 drug product candidate would be delayed by approximately six weeks due to the invocation of the Defense Production Act, or DPA, which gives priority to the manufacture of vaccines and other drug products used to prevent or treat COVID-19. The delay in the manufacturing of our CUE-102 GMP batch impacted the filing date of the CUE-102 IND that was planned for the fourth quarter of 2021 but was filed on March 31, 2022.

Plan of Operation

Our technology is in the development phase. We believe that our platforms have the potential for creating a diverse pipeline of promising drug product candidates addressing multiple medical indications. We intend to maximize the value and probability of commercialization of our Immuno-STAT drug product candidates by focusing on researching, testing, optimizing, conducting pilot studies, performing early-stage clinical development and potentially partnering, where appropriate, for more extensive, later stages of clinical development, as well as seeking extensive patent protection and intellectual property development.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2021 Annual Report have the greatest potential impact on our financial statements, so we consider those estimates, assumptions and judgments to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2022.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. As of the nine months ended September 30, 2022, two of these milestones had been achieved, as we had filed an investigational new drug application, or IND, in 2019, and initiated the investigator sponsored Phase 1b neoadjuvant clinical trial for CUE-101 in 2021.
•
Incur minimum product development costs per year until the first commercial sale of the first Licensed Product.

As of September 30, 2022, we were in compliance with our obligations under the Einstein License.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions that will be triggered if we fail to meet our obligations thereunder.

We account for the costs incurred in connection with the Einstein License in accordance with Accounting Standards Codification, or ASC, 730, Research and Development. For the three months ended September 30, 2022 and 2021, costs incurred with respect to the Einstein License were $0 and $80,000, respectively. For the nine months ended September 30, 2022 and 2021, costs incurred with respect to the Einstein License were $0 and $257,000, respectively. Such costs are included in research and development costs in our consolidated statements of operations and other comprehensive loss.

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

In exchange for the licenses and other rights granted to Merck under the Merck Collaboration Agreement, Merck paid to us a $2.5 million nonrefundable up-front payment. The Merck Collaboration Agreement required us to deploy the first $2.5 million of milestone payments received under the agreement to fund and support contract research. For the three months ended September 30, 2022 and 2021, we recorded approximately $0 and $293,000, respectively, in collaboration revenue related to the Merck Collaboration Agreement. For the nine months ended September 30, 2022 and 2021, we recorded approximately $0 and $1,762,000, respectively, in collaboration revenue related to the Merck Collaboration Agreement. We did not record short or long-term research and development liabilities on our balance sheet dated September 30, 2022 and December 31, 2021, as the performance obligation was completed on December 31, 2021.

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

Pursuant to the LG Chem Collaboration Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products. In return for performing CMC process development, LG Chem is eligible to receive low-single digit royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. The amount of fees and milestone payments, as well as whether we receive royalty payments, will depend on the development of the Collaboration Products in the LG Chem Territory by LG Chem. For the three months ended September 30, 2022 and 2021, we recognized revenue of approximately $68,000 and approximately $2,102,000 respectively, related to the LG Chem Collaboration Agreement. For the nine months ended September 30, 2022 and 2021, we recognized revenue of approximately $1,094,000 and approximately $4,925,000, respectively, related to the LG Chem Collaboration Agreement. As of September 30, 2022, we recorded short-term research and development liabilities on our balance sheet of $0. As of December 31, 2021, we recorded short- and long-term research and development liabilities on our balance sheet of approximately $645,000. The majority of the research phase of the collaboration agreement was substantially complete on March 31, 2022.

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

Three and Nine Months Ended September 30, 2022 and 2021

Our consolidated statements of operations and other comprehensive loss for the three and nine months ended September 30, 2022 and 2021, as discussed herein, are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Collaboration revenue	$68	$2,395	$1,094	$6,687
Operating expenses:
General and administrative	3,528	4,125	12,465	12,660
Research and development	7,571	11,288	27,246	29,846
Gain on right-of-use asset termination	-	—	(258)	—
Total operating expenses	11,099	15,413	39,453	42,506
Loss from operations	(11,031)	(13,018)	(38,359)	(35,819)
Other (expense) income:
Interest income, net	200	25	296	42
Interest expense, net	(124)	—	(355)	—
Total other (expense) income	76	25	(59)	42
Net loss	$(10,955)	$(12,993)	$(38,418)	$(35,777)
Unrealized loss from available-for-sale securities	(92)	—	(92)	(7)
Comprehensive loss	$(11,047)	$(12,993)	$(38,510)	$(35,784)
Net loss per common share – basic and diluted	$(0.31)	$(0.41)	$(1.11)	$(1.16)
Weighted average common shares outstanding – basic and diluted	35,383,430	31,315,178	34,471,499	31,064,579

Collaboration Revenue

Collaboration revenue was $68,000 and $2,395,000 for the three months ended September 30, 2022 and 2021, respectively. We recognized collaboration revenue of $1,094,000 and $6,687,000 for the nine months ended September 30, 2022 and 2021, respectively. The decrease of approximately $2,327,000 and $5,593,000 during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively, was due to the expiration of the research collaboration term under the Merck Collaboration Agreement on December 31, 2021 and the completion of the research phase under the LG Chem collaboration at March 31, 2022. All collaboration revenue recognized was related to the performance of services under our collaboration agreements with Merck and LG Chem.

General and Administrative

General and administrative expenses totaled $3,528,000 and $4,125,000 for the three months ended September 30, 2022 and 2021, respectively. This decrease of $597,000 during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was due primarily to lower stock-based compensation related to executive management, professional and consulting fees, as well as a decrease in rent expense and overhead.

General and administrative expenses for the three months ended September 30, 2022 consisted of expenses related to employee and board compensation of $1,140,000, stock-based compensation of $1,003,000, professional and consulting fees of $906,000, rent of $182,000, insurance expense of $95,000 and other expenses of $202,000. General and administrative expenses for the three months ended September 30, 2021 consisted of expenses related to professional and consulting fees of $1,319,000, stock-based compensation of $1,199,000, employee and board compensation of $1,064,000, rent of $263,000, insurance expense of $85,000, and other expenses of $195,000.

General and administrative expenses totaled $12,465,000 and $12,660,000 for the nine months ended September 30, 2022 and 2021, respectively. This decrease of $195,000 was due primarily to lower professional and consulting and legal expenses.

General and administrative expenses for the nine months ended September 30, 2022 consisted of expenses related to employee and board compensation of $3,682,000, stock-based compensation of $3,650,000, professional and consulting fees of $3,555,000, rent of $716,000, insurance expense of $267,000, and other expenses of $595,000. General and administrative expenses for the nine months ended September 30, 2021 consisted of expenses related to professional and consulting fees of $4,065,000, stock-based compensation of $3,662,000, employee and board compensation of $3,221,000, rent expense of $800,000, insurance expense of $254,000, and other expenses of $658,000.

Research and Development

Research and development expenses totaled $7,571,000 and $11,288,000 for the three months ended September 30, 2022 and 2021, respectively. This decrease of $3,717,000 during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was due primarily to lower laboratory and drug substance manufacturing costs, as well as lower stock-based compensation, other professional fees, and licensing fees.

Research and development expenses for the three months ended September 30, 2022 included expenses related to employee compensation of $2,368,000, clinical expenses of $1,495,000, research and laboratory expenses of $1,286,000, stock-based compensation expense of $1,061,000, rent of $677,000, insurance expense of $252,000, depreciation and amortization of $196,000, and other expenses of $236,000. Research and development expenses for the three months ended September 30, 2021 included expenses related to research and laboratory expenses of $3,551,000, employee compensation of $2,473,000, stock-based compensation expense of $2,053,000, clinical expenses of $1,109,000, rent of $959,000, depreciation and amortization of $291,000, insurance expense of $251,000, other professional fees of $199,000, and other expenses of $402,000.

Research and development expenses totaled $27,246,000 and $29,846,000 for the nine months ended September 30, 2022 and 2021, respectively. This decrease of $2,600,000 was due primarily to lower laboratory and drug substance manufacturing costs, as well as lower stock-based compensation, other professional fees, and licensing fees, offset by increased clinical trial fees related to CUE-101 and CUE-102 trials.

Research and development expenses for the nine months ended September 30, 2022, included expenses related to employee compensation of $7,920,000, research and laboratory expenses of $5,619,000, clinical expenses of $4,570,000, stock-based compensation of $3,734,000, rent of $2,592,000, insurance expense of $756,000, depreciation and amortization of $687,000, and other expenses of $1,368,000. Research and development expenses for the nine months ended September 30, 2021 included research and laboratory expenses of $7,805,000, employee compensation of $7,354,000, stock-based compensation of $4,879,000, clinical expenses of $3,263,000, rent of $2,867,000, other professional fees of $1,223,000, depreciation and amortization of $868,000, insurance expense of $735,000, licensing fees of $221,000, and other expenses of $631,000.

Gain on Right-of-use Asset Termination

Gain on right-of-use asset termination was $0 and $258,000 for the three and nine months ended September 30, 2022, respectively. Gain on right-of use asset termination was $0 for the three and nine months ended September 30, 2021, respectively. This increase of $258,000 for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was due to the gain on right-of-use asset related to the termination of our operating lease agreement for our laboratory and office space in Cambridge, Massachusetts at 21 Erie Street, effective on April 30, 2022.

Interest Income, net

Interest income was $200,000 and $25,000 for the three months ended September 30, 2022 and 2021, respectively. This increase of $175,000 was primarily due to higher interest yields on our cash and cash equivalents during the three months ended September 30, 2022.

Interest income was $296,000 and $42,000 for the nine months ended September 30, 2022 and 2021, respectively. This increase of $254,000 was primarily due to higher interest yields on our cash and cash equivalents during the nine months ended September 30, 2022.

Interest Expense, net

Interest expense was $124,000 and $0 for the three months ended September 30, 2022 and 2021, respectively. This increase of $124,000 was primarily due to cash paid for interest expense related to the proceeds from borrowings under our Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, of $216,000, and amortization of deferred issuance costs of $9,000, offset by amortization/accretion on investments of $101,000.

Interest expense was $355,000 and $0 for the nine months ended September 30, 2022 and 2021, respectively. This increase of $355,000 was primarily due to cash paid for interest expense related to the proceeds from borrowings under our Loan Agreement of $430,000, and amortization of deferred issuance costs of $22,000, offset by amortization/accretion on investments of $101,000.

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities, cash received from Merck and LG Chem under the respective collaboration agreements and borrowings under the Loan Agreement. At September 30, 2022, we had cash, cash equivalents, and marketable securities totaling $59,183,000 available to fund our ongoing business activities. Additional information concerning our financial condition and results of operations is provided in the financial statements included in this Quarterly Report on Form 10-Q.

The amounts that we actually spend for any specific purpose may vary significantly and will depend on a number of factors, including, but not limited to, our research and development activities and programs, clinical testing, regulatory approval, market conditions, and changes in or revisions to our business strategy and technology development plans.

In March 2020, we entered into an at-the-market, or ATM, equity offering sales agreement, or the March 2020 Sales Agreement, with Stifel Nicolaus & Company, Inc., or Stifel, to sell shares of our common stock for aggregate gross proceeds of up to $35.0 million, from time to time, through an “at-the-market” equity offering program under which Stifel acts as sales agent. As of September 30, 2022, we had sold a total of 1,824,901 shares of common stock under the March 2020 Sales Agreement for proceeds of $34.3 million, net of commissions paid, but excluding estimated transaction expenses. Due to the issuance and sale of all the shares of common stock subject thereto, the March 2020 Sales Agreement terminated in accordance with its terms.

On June 22, 2020, we filed a registration statement on Form S-3ASR, which became automatically effective upon filing with the SEC (File No. 333-239357), or the 2020 Shelf, to register for sale from time to time up to $300.0 million of our common stock, preferred stock, debt securities, warrants, rights and/or units in one or more offerings.

In June 2020, we entered into an ATM equity offering sales agreement, or the June 2020 ATM Agreement, with Stifel to sell shares of our common stock for aggregate gross proceeds of up to $40.0 million, from time to time, through an “at-the-market” equity offering program under which Stifel acted as sales agent. As of September 30, 2022, we have sold 907,700 shares of common stock under the June 2020 ATM Agreement for proceeds of $10.4 million, net of commissions paid, but excluding transaction expenses. The June 2020 ATM Agreement was terminated prior to entering into the October 2021 ATM Agreement (as defined below).

In October 2021, we entered into an open market sale agreement, or the October 2021 ATM Agreement, with Jefferies LLC, or Jefferies, to sell shares of our common stock for aggregate gross proceeds of up to $80.0 million, from time to time, through an ATM equity offering program under which Jefferies acts as sales agent. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80.0 million of shares of our common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by us or Jefferies. During the three and nine months ended September 30, 2022, we sold 0 and 3,117,220 shares, respectively, of common stock under the October 2021 ATM Agreement for proceeds of approximately $0, and $16,598,000 net of commission paid, but excluding transaction expenses, respectively. As of September 30, 2022, we had sold an aggregate of 3,593,407 shares of common stock under the October 2021 ATM Agreement for proceeds of approximately $23.6 million, net of commissions paid, but excluding transaction expenses.

On February 15, 2022, we entered into the Loan Agreement, pursuant to which we have borrowed $10.0 million. We also may be able to borrow, at our option, an additional $10.0 million, if we reach certain milestone events. The term loans under the Loan Agreement, or the Term Loans, bear interest at a floating rate per annum equal to the greater of (A) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.25% and (B) 5.50%. On the first calendar day of each month, we will be required to make monthly interest payments and commencing on June 30, 2023 (extended to December 31, 2023, if the additional term loans are advanced), we will be required to repay the Term Loans in (i) 30 consecutive installments of principal plus monthly payments of accrued interest if the additional term loans are not advanced and (ii) 24 months if the additional term loans are advanced. All outstanding principal and accrued and unpaid interest under the Term Loans and all other outstanding obligations with respect to the Term Loans are due and payable in full on December 1, 2025.

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

On November 14, 2022, we entered into securities purchase agreements with accredited investors pursuant to which we agreed to issue and sell to such investors in a private placement an aggregate of 7,656,966 shares of common stock and, in lieu of shares of common stock to certain investors, pre-funded warrants, or Pre-Funded Warrants, to purchase an aggregate of 1,531,440 shares of common stock, and, in each case, accompanying warrants, or Warrants, to purchase an aggregate of up to 9,188,406 additional shares of common stock (or Pre-Funded Warrants in lieu thereof) at a price of $3.265 per share and accompanying Warrant (or $3.2649 per Pre-Funded Warrant and accompanying Warrant), or the PIPE financing. The exercise price of the Warrants is $3.93 per share, or if exercised for a Pre-Funded Warrant in lieu thereof, $3.9299 per Pre-Funded Warrant. The Warrants are exercisable at any time after they are issued and ending on the fifth anniversary of the closing. The Pre-Funded Warrants are exercisable at any time after they are issued and will not expire. The transaction is expected to close on or about November 16, 2022, subject to the satisfaction of customary closing conditions. We expect to receive aggregate gross proceeds from the PIPE financing of approximately $30 million, before deducting placement agent fees and offering expenses. Piper Sandler & Co. acted as lead placement agent and Public Ventures LLC acted as co-placement agent for the PIPE financing.

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

Cash Flows

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021
(in thousands)
Net cash provided by (used in):
Operating activities	$(31,292)	$(28,192)
Investing activities	(29,609)	9,108
Financing activities	26,256	11,851
Net decrease in cash, cash equivalents, and restricted cash	$(34,645)	$(7,233)

Operating Activities

During the nine months ended September 30, 2022 and 2021, we used cash of $31,292,000 and $28,192,000, respectively, to fund our operating activities. Cash used in operating activities during the nine months ended September 30, 2022 consisted primarily of our net loss of $38,418,000 and decreases of $741,000 in accrued expenses, $645,000 in research and development contract liability, $258,000 in gain on right-of-use asset termination, $546,000 in accounts payable, $395,000 in deposits, $397,000 in operating lease liability, $101,000 in amortization of discount on purchased securities, $3,000 in accrued interest on purchased securities, and $846,000 in prepaid expenses and other current assets. Cash used in operating activities was partially offset by increases of $7,384,000 in stock-based compensation, $507,000 in amortization of operating lease right-of-use asset, $21,000 in amortization of debt issuance costs, $76,000 in accretion on final payment of term loan, $719,000 in depreciation and amortization, $2,347,000 in accounts receivable, and $4,000 in loss on disposal of fixed assets.

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

Investing Activities

During the nine months ended September 30, 2022, our investing activities used $29,609,000 in cash, compared to cash provided by investing activities of $9,108,000 during the nine months ended September 30, 2021. This decrease of $38,717,000 in cash from investing activities was primarily due to the purchase of short-term investments in marketable securities partially offset by purchases of property and equipment. Cash used in investing activities during the nine months ended September 30, 2022 consisted of the purchase of property and equipment of $170,000, and the purchase of short-term investments in marketable securities of $29,500,000, offset by cash received from the sale of fixed assets of $6,000. Cash provided by investing activities during the nine months ended September 30, 2021 consisted of $10,000,000 for the redemption of short-term investments and $21,000 of cash received on the sale of fixed assets, offset by the purchase of property and equipment of $913,000.

Financing Activities

During the nine months ended September 30, 2022 and 2021, we generated cash from financing activities of $26,256,000 and $11,851,000, respectively, an increase of $14,405,000. Cash from financing activities during the nine months ended September 30, 2022 consisted of cash proceeds from the sale of common stock pursuant to the October 2021 ATM Agreement of $16,598,000 net of sales agent commissions and fees, and proceeds from borrowings under the Loan Agreement of $10,000,000, partially offset by cash used for restricted stock buy-back at vesting of $200,000 and payment of debt issuance costs of $142,000. Cash from financing activities during the nine months ended September 30, 2021, consisted of cash proceeds of $10,357,000 from the common stock sold through the June 2020 Sales Agreement, net of sales agent commissions and fees, and exercises of common stock options of $2,061,000, offset by cash used of $567,000 to pay taxes related to restricted stock withheld at vesting.

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
•
seek regulatory approvals for any drug product candidates for which we successfully complete clinical trials;
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

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2022 will enable us to fund our operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Principal Commitments

During the three and nine months ended September 30, 2022, there were no material changes to our contractual obligations and commitments as of December 31, 2021 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report, other than our entry into a new headquarters lease more fully described in Note 11 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
10.1	Termination of License Agreement, dated September 9, 2022, between Cue Biopharma, Inc. and MIL 21E, LLC	X
10.2	Rider to License Agreement, dated as of July 7, 2022, between Cue Biopharma, Inc. and MIL 40G, LLC		10-Q	10.2	8/4/22	001-38327
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS

Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: November 14, 2022	By:	/s/ Daniel R. Passeri

Daniel R. Passeri Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ Kerri-Ann Millar

Kerri-Ann Millar Chief Financial Officer (Principal Financial and Accounting Officer)