Form 10-K
period 2022-12-31
Cue Biopharma, Inc.
filed 2023-03-21
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 001-38327

Cue Biopharma, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-3324577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Guest Street Boston, MA	02135
(Address of principal executive offices)	(Zip Code)

(617) 949-2680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CUE	Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $82.1 million (based on the closing price of the registrant’s common stock on June 30, 2022 of $2.49 per share).

As of March 13, 2023, the registrant had 43,168,468 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2022. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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
•
The COVID-19 pandemic has, and may continue to, adversely impact our business, including our clinical trials and preclinical studies.
•
We plan to seek collaborations or strategic alliances. However, we may not be able to establish such relationships, and relationships we have established may not provide the expected benefits.
•
Our collaboration agreement with LG Chem contains exclusivity provisions that restrict our research and development activities.
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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company engineering a novel class of injectable biologics to selectively engage and modulate targeted, disease relevant T cells directly within the patient’s body. Our vision is to translate nature's cues into protein therapeutics by generating a new class of T cell engagers for selective modulation of disease specific T cells. We believe our proprietary Immuno-STAT™ (Selective Targeting and Alteration of T Cells) platform, as described below, will enable us to enhance the potential of the patient’s own immune system to restore health while avoiding the deleterious side effects of broad immune activation in the case of cancer and broad immune suppression in the case of autoimmune disease. Our selective immune modulation approach may be deployed for treating cancer, autoimmune diseases and chronic infections. In addition to the highly selective modulation of T cell activity, we believe the core features of Immuno-STATs offer competitive differentiation and advantages, including modularity, manufacturability, and convenient administration that allows for the versatility to treat a broad range of disease.

We believe that we have demonstrated the potential of our engineered Immuno-STAT platform in treating cancer with the preliminary data from our ongoing clinical trial of our lead drug product candidate, CUE-101, representative of the IL-2 based CUE-100 series, the first series from our biologics platform. In response to the current challenges of the financial markets, we have prioritized and strategically focused our internal resources on drug product candidates in our CUE-100 series of Immuno-STATs. The CUE-100 series exploits the selectivity of the T cell receptor, or TCR, combined with rationally engineered interleukin 2, or IL-2, in context of the core Immuno-STAT framework for selective activation of targeted tumor-specific T cells to potentially address a broad range of cancers. In addition to our promising preliminary clinical data pertaining to CUE-101, we continue to develop datasets to elucidate the mechanism of action and further differentiate the CUE-100 series Immuno-STATs from competing approaches. We have also recently observed promising preclinical data pertaining to the potential application of our platform for the treatment of a broad range of autoimmune diseases. Accordingly, we have recently announced the establishment of a strategic collaboration with Ono Pharmaceuticals Co., Ltd., or Ono, focused on the development of CUE-401 for the potential treatment of autoimmune disease through the induction and expansion of regulatory T cells, or Tregs.

Our drug product candidates are in various stages of clinical and preclinical development. We believe the emerging preliminary clinical data for our lead candidate, CUE-101, bolsters our belief that we have developed a potential breakthrough approach for modulating disease relevant T cells directly in the patient’s body. However, our activities are also subject to significant risks and uncertainties. We have not yet commenced any commercial revenue-generating operations, have limited cash flows from operations, and will need to access substantial additional capital to fund our growth and ongoing business operations.

Our Immuno-STAT Platform Oncology Pipeline

The pipeline chart below details our current portfolio of oncology assets and their stages of development. We have determined to prioritize and strategically focus on our CUE-101 and CUE 102 oncology programs in our IL-2 based CUE-100 series, and we are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop CUE-103 and our Neo-STAT and RDI-STAT programs, as well as our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series.

Through a focused and strategic deployment of internal resources, we have made significant progress advancing the IL-2-based CUE-100 series for oncology. CUE-101, representative of the CUE-100 series, is our most advanced clinical stage asset and is being clinically investigated for the treatment of HPV+ head and neck cancer. We completed enrollment of the expansion phase of our monotherapy Phase 1 clinical trial of CUE-101 at the 4 mg/kg recommended Phase 2 dose, or RP2D, for the treatment of second line and beyond, late-stage treatment of recurrent/metastatic head and neck cancer, or R/M HNSCC patients. These patients had received and failed several prior lines of systemic therapy, including chemotherapy and checkpoint inhibitors, or CPIs, such as KEYTRUDA.

CUE-101 has demonstrated evidence of anti-tumor clinical activity as a monotherapy along with a favorable tolerability profile. Of the 19 evaluable patients treated at the RP2D of 4 mg/kg, we observed a confirmed partial response, or PR, lasting for more than 36 weeks and seven patients with durable stable disease, defined as stable disease on at least two consecutive post-treatment scans lasting at least 12 weeks. Of particular note, one of the stable disease patients has had no evidence of tumor growth for over 12 months and has had no detectable evidence of circulating HPV DNA in their blood. This patient continues on treatment in the trial. We have also observed promising preliminary data with respect to CUE-101’s pharmacokinetic, or PK, and pharmacodynamic, or PD, profile, as well as biomarker data with respect to circulating HPV DNA as a potential proxy of anti-tumor response. Also of importance is a continuing trend that we have observed of improvement in median overall patient survival, or mOS, which is currently approaching 12 months or greater, and a Kaplan-Meier analysis estimate for mOS (at a 95% confidence interval) of 24.4 months in third line and beyond patients. Data generated from a third-party trial for second line patients receiving check point inhibitor therapy, the current standard of care, demonstrated a mOS of approximately eight months. We continue to follow the patients treated in the monotherapy trial and anticipate this overall survival data to continue to mature throughout 2023.

Overall Survival in CUE-101 Phase 1 Monotherapy 4 mg/kg Patients

On October 3, 2022, we received Fast Track Designation of CUE-101 for the treatment of R/M HPV+ HNSCC as a monotherapy and in combination with KEYTRUDA. As the data from the CUE-101 monotherapy and combination with pembrolizumab study matures, we plan to define potential registration paths.

We are currently enrolling patients in a first line, Phase 1 combination trial with Merck Sharp & Dohme Corp.'s, or Merck’s, anti-PD-1 therapy KEYTRUDA® (pembrolizumab), the current standard of care for R/M HNSCC. We completed the dose escalation portion of this trial without observing any dose-limiting-toxicity and continue to enroll patients in the expansion phase at the RP2D dose of 4 mg/kg of CUE-101 in combination with the approved dose of KEYTRUDA. The waterfall plot below is an update of the plot that was presented at the 2022 Society for Immunotherapy of Cancer, or SITC, on November 10, 2022, where we reported on the first 10 evaluable patients treated with combination therapy at the RP2D of 4mg/kg of CUE-101 and 200 mg of KEYTRUDA who had at least one post-dose scan at the time of the data cutoff date. At that time we reported two unconfirmed PRs which have subsequently been confirmed, and three patients with stable disease, two of which have become durable, i.e. stable disease lasting greater than 12 weeks. In summary, of these 10 patients, four patients had confirmed ongoing PRs as their best response from baseline demonstrating an initial overall response rate, or ORR, for these first 10 patients of 40%. In addition, one patient demonstrated durable stable disease of greater than 12 weeks and three patients demonstrated stable disease for a clinical benefit rate, to date, of greater than 70% in the first 10 evaluable patients. Importantly, these responses include several patients with low PD-L1 expression (combined positive score, or CPS, less than 20). Notably, tumor reduction from baseline in the four patients with confirmed PRs was between -35% and -60%.

Best Change from Baseline and Response in Patients Treated with 4mg/kg of CUE-101 in Combination with Pembrolizumab

Best CFB (%)
40
20
0
-20
-40
-60
-80
PD
PD
DSD
SD
SD
SD
PR
PR
PR
PR
20
30
60
15
10
20
10
10
20
90
PD-L1 Expression (CPS)
PR: Partial Response
SD: Stable Disease
DSD: Durable Stable Disease
PD: Progressive Disease
: Ongoing on treatment

1L R/M HNSCC (KEYNOTE-48)	
Pembro ORR	19%
Lancet 2019	

Data cut-off: 28-Oct-2022

We continue to enroll patients, up to a total of 20 patients at our RP2D of 4mg/kg. We anticipate providing a further update and substantive analysis of this ongoing trial at the upcoming American Society of Clinical Oncology, or ASCO, meeting in June 2023.

We believe the potential combination activity of CUE-101 with KEYTRUDA is likely due to their complementary mechanisms of action, specifically, CUE-101’s mechanism of selectively engaging, activating and expanding tumor-specific T cells and KEYTRUDA’s mechanism of checkpoint signaling blockade, that allows for the anti-tumor T cells to effectively recognize and kill the tumor cells.

Furthermore, we believe that CUE-101 has the potential to enhance the clinical activity of KEYTRUDA as well as other CPIs, since the presence of expanded tumor-specific T cells is an obligatory pre-requisite for anti-PD-1 therapy. As such, we believe that CUE-101 has the potential to expand patient reach and enhance the therapeutic benefit of CPIs.

Importantly, we believe that the CUE-101 clinical data we have generated to date reduces the risk profile of the entire IL-2 based CUE-100 series because the core framework of the CUE-100 series remains essentially the same for each drug product candidate, except for the targeting peptide epitope within the major histocompatibility complex, or MHC, pocket or the human leukocyte antigen, or HLA. Therefore, with the exception of some protein engineering modifications to ensure stability and manufacturability, the core IL-2 scaffold is a shared molecular feature of all molecules generated within this series (including CUE-102 as described below).

Our second drug product candidate in our CUE-100 series, CUE-102, targets Wilms’ Tumor 1 protein, or WT-1, an oncofetal antigen known to be over-expressed in more than 20 different cancers, including both solid tumors (such as colorectal, ovarian, pancreatic and lung) and hematologic malignancies (such as acute myeloid leukemia, multiple myeloma and myelodysplastic syndromes). In April 2022, we received acceptance from the U.S. Food and Drug Administration, or FDA, of our investigational new drug application, or IND, for CUE-102. Based on the premise that CUE-102 shares the same core molecular framework as CUE-101, except for the T cell epitope pertaining to HPV-E7 versus WT-1, its IND was supported by clinical and safety data from the ongoing CUE-101 monotherapy trial and did not require additional IND-enabling toxicology studies. This supports our premise that each CUE-100 series Immuno-STAT molecule provides further de-risking and acceleration of subsequent drug product candidates. With CUE-102 we believe that there is a potential to reach an even larger patient population than for CUE-101 as WT-1 can potentially treat a number of different types of cancer. We have initiated a Phase 1 monotherapy dose-escalation trial with CUE-102 focused on WT-1-positive recurrent/metastatic gastric, pancreatic, ovarian and colorectal cancers at a 1mg/kg dose level. We anticipate completing the dose escalation portion of this Phase 1 clinical trial in mid-2023.

We believe that our CUE-100 series platform can generate multiple therapeutic molecules that selectively target tumor-specific antigens. For example, we have generated proof of concept data with Immuno-STATs targeting mutated driver antigens (such as KRAS) and broadly expressed cancer antigens (such as MAGE-A4). Importantly, the modularity of the platform enables us to generate new drug product candidates targeting tumor antigens that have already been clinically validated, resulting in further potential de-risking and accelerated development of future molecules. For example, in addition to our representative preclinical data with Immuno-STATs targeting the G12V mutated KRAS T cell epitope (including demonstration of selective activation and expansion of T cells expressing G12V-specific T cell receptors), we have also generated Immuno-STAT molecules targeting KRAS T cell epitopes (G12V/D) presented by both the HLA-A03 and -A11 alleles. These additional alleles will potentially enhance patient coverage and market reach.

Furthermore, we have expanded the potential reach of the Immuno-STAT platform to address the heterogeneity and diversity present in many cancers by developing a derivative scaffold of the CUE-100 series containing stable “peptide-less” or “empty” HLA molecules, to which defined peptides of interest may be covalently attached. We refer to this derivative scaffold as Neo-STAT™. Neo-STAT is designed to provide greater flexibility for targeting multiple tumor epitopes, enhancing production efficiencies, and decreasing time and cost associated with manufacturing. We have also generated a derivative biologic designed to address a primary resistance mechanism found in a subset of solid tumors. This escape mechanism is based upon evading immune surveillance through down-regulation of HLA, thereby making the tumor “invisible” to T cells. This derivative of the CUE-100 series, referred to as RDI-STAT, takes advantage of the clinical validation of the CUE-100 series from our Immuno-STAT platform, by deploying an antibody-like targeting moiety binding to tumor specific antigens found on the surface of tumor cells. Through this approach, we believe we may be able to “paint” the tumor with a viral epitope placed within the HLA pocket of the CUE-100 series Immuno-STAT with the potential of then "redirecting" high frequency anti-viral T cells to attack the targeted tumor cells. As noted above, we are seeking partnerships to further develop our Neo-STAT and RDI-STAT programs.

In addition to the CUE-100 series, we have leveraged the modularity of the Immuno-STAT platform to develop additional biologic series outside of oncology, for example, CUE-200, CUE-300 and CUE-400, specifically designed through rational protein engineering to address distinct therapeutic approaches for treating autoimmune disease. The CUE-300 series incorporates the inhibitory PD-L1 co-modulator for selective inhibition of the autoreactive T cell repertoire. The CUE-400 series represents a novel class of bispecific molecules designed to selectively induce and expand Tregs for chronic autoimmune diseases. We recently announced a partnership with Ono supporting the development of CUE-401 for the potential treatment of multiple autoimmune diseases.

Our Business Strategy

Our primary objective is to become a leading biopharmaceutical company developing breakthrough, highly selective and differentiated biologics for safe and effective therapeutic immune modulation directly in patients having high unmet medical need. In order to achieve this objective, we are focused on the following strategies:

Advance our Tumor Antigen-specific IL-2-based CUE-100 series for oncology

•
Through CUE-101, as representative and exemplary of our IL-2 based CUE-100 series, we have generated data that demonstrated that IL-2 may be selectively and tolerably delivered to the tumor-specific T cells that are most relevant for anti-tumor immunity. Our approach enables a therapeutic index for IL-2. In contrast, other approaches are focused on systemic delivery of IL-2 variants, with little or no specificity for the activation of the anti-tumor T cells.
•
We plan to continue our clinical trials that are designed with a translational approach to demonstrate CUE-101’s ability to selectively engage, activate and expand the patients’ own endogenous HPV16-specific T cells to target, attack and kill tumor cells.
•
We plan to expand patient access and potentially enhance clinical outcomes by establishing foundational mechanistic evidence in both our second line and beyond monotherapy Phase 1 clinical trial for HPV16-driven R/M HNSCC and in our Phase 1 combination trial with KEYTRUDA in the first-line R/M HNSCC setting. The expanded patient reach and enhanced therapeutic benefit we have observed to date in our combination trial, supports our underlying premise that our CUE-100 series complements the mechanism of checkpoint blockade by activating and increasing the targeted T cell population directly in the patient's body.

•
Through our ongoing and planned clinical trials, we are building a clinical data set to demonstrate the PK/PD, tolerability and anti-tumor effect of CUE-101 as a monotherapy and the potential for clinical synergy in combination with anti-PD-1 therapy in patients with HPV16-driven HNSCC.
•
We are also leveraging our modular and versatile Immuno-STAT platform to generate and advance a pipeline of novel Immuno-STATs and Neo-STATs through strategic partnering to enable global patient reach, including, within the CUE-100 series, through our collaboration and strategic territory partnership with LG Chem, Ltd., or LG Chem, for CUE-101 and CUE-102 for Asian markets.

Seek strategic partnerships and collaborations for our programs outside of oncology

•
Beyond the IL-2-based CUE-100 series for addressing a broad range of cancers, we also have a pipeline of drug product candidates and programs designed to address significant unmet medical needs for treating serious, life threatening indications, such as autoimmune disease and infectious disease. As a result of our prioritization and strategic focus on oncology, we are actively seeking third party support through partnerships and collaborations, or alternative funding structures to further develop our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series. We recently announced a strategic collaboration and option agreement with Ono to further advance CUE-401, a bispecific protein, specifically designed for the treatment of autoimmune and inflammatory diseases.

Our Approach

The human immune system is comprised of a number of specialized cell types that collectively function to defend the body against foreign threats as well as the development of cancers. One such specialized cell type, the T cell, is a type of white blood cell that plays a central role in the immune system. During an immune response, T cells are activated via close encounters with a specialized cell type known as the antigen presenting cell, or APC. Prominent APC types include dendritic cells, macrophages, and B cells. The primary function of an APC is to uptake antigens, primarily proteins, catabolize (i.e., break them down into peptides) and display them on their cell-surface in complex with specialized molecules known as MHC molecules or HLA. This critical function of an APC, also referred to as “antigen processing and presentation”, ultimately results in generation of the key molecular substrate – the peptide MHC complex, or pMHC (pMHC will also be used to designate peptide HLA, or pHLA in humans) – that is recognized by the TCR.

The source of antigens for APC processing and presentation is expansive: antigens from pathogens such as viruses, bacteria, mutated proteins from cancers, and others, activate T cells for protective immunity; importantly, antigens from tumor cells are key for robust anti-tumor T cell responses; and antigens from self-tissue are aberrantly recognized by autoreactive T cells that ultimately induce autoimmunity. Hence, the nature of the pMHC complex on the APC establishes the specificity of the T cell response. The intimate interactions between the T cells and APCs occur within a molecular interface known as the immunological or immune synapse wherein the TCR-pMHC engagement as well as additional accessary signals are sensed by T cells resulting in T cell activation or regulation. In essence, the immune synapse allows controlled engagement and selective activation of T cells through the presentation of two distinct signals: Signal 1, TCR engagement of the pMHC; and Signal 2, activating co-stimulatory signals. Ultimately, T cell activation results in the production of the key cytokine IL-2, which serves as a potent autocrine growth factor for the selective clonal expansion of the antigen-specific T cell repertoire.

The core protein framework for the Immuno-STAT platform builds upon our ability to combine the key T cell activation signals into a single molecular scaffold. As shown below, the core framework of a CUE-100 series Immuno-STAT molecule has a stabilized pHLA component that selectively engages those T cells harboring TCRs for tumor-specific peptides, representing Signal 1. In addition, Immuno-STATs contain activating signals (representing Signal 2), including modified IL-2 in the case of the CUE-100 series, that can be selectively delivered to tumor-specific T cells. The core protein framework is built upon an Fc backbone that provides significant structural stability and ease of manufacturing. Modularity is a major strength of the Immuno-STAT framework that allows us to target diverse tumor antigens along with safely delivering a breadth of activating signals. The selective modulation of cancer-relevant T cells, without global immune activation, allows us to achieve therapeutic dosing of highly immune-activating signals such as IL-2. Furthermore, Immuno-STAT molecules are manufactured using established and well-defined processes currently used for antibody and Fc-fusion molecules.

CUE-100 Series Immuno-STAT Framework

We believe this dual requirement of a specific pMHC interacting with its corresponding TCR, along with a co-stimulatory signal, such as IL-2, is addressed with our CUE-100 series, which drug product candidates are designed to engage the anti-tumor T cells directly with no dependency on the APCs. This is the core focus of the Immuno-STAT platform and its core strategic advantage and differentiation.

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

In May 2020, we entered into a strategic research collaboration with Dr. Michael Dustin and the University of Oxford to determine the molecular mechanisms underlying the activity of our IL-2 based CUE-100 series biologics. Data from this strategic research collaboration were presented at the 2022 Biophysical Society Annual Meeting supporting the hypothesis that Immuno-STAT’s concurrent delivery of antigen and IL-2 signals results in robust immune synapse formation on the tumor-specific T cells (as shown below), providing for selective T cell activation. We believe that this data, combined with the cumulative, preliminary clinical data generated to date in our ongoing Phase 1 trial for CUE-101, strongly supports the underlying hypothesis of selective T cell activation via concurrent TCR and IL-2 signaling, with corresponding antitumor activity and clinical benefit.

CUE-100 Series Immuno-STATs Form Immune Synapses on Targeted Tumor-Specific T Cells

During the last decade, there have been substantial efforts made to therapeutically modify the function of immune cells, such as T cells, to either enhance tumor killing in the context of oncology or protect tissue in the context of autoimmune disease. Much of the focus has centered on approaches, including cytokines, cytokine inhibitors, CPIs, and bi-specific antibodies, that rely on systemic, non-specific immune activation for treating cancer or suppression for treating autoimmune disease. Significant challenges for such approaches remain to be addressed, however, regarding specificity, efficacy, and patient safety.

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

Enhancing the Body’s Capacity to Fight Cancer

Realizing the potential promise of cancer immunotherapy requires effective and well-tolerated activation and enhancement of the body’s intrinsic cancer-fighting capacity. Because an extremely small fraction of a patient’s entire T cell repertoire, estimated to be less than 0.1%, is specific to that patient’s cancer, non-specific modulation of all T cells via modalities such as rIL-2, CPIs or bispecific T cell engagers will continue to provide sub-optimal outcomes for the majority of patients, unless these modalities can be biased towards the tumor-specific T cells.

By selectively targeting, activating and expanding tumor-specific immune cells directly in the patient’s body, we believe our IL-2-based CUE-100 series could solve the foundational problem as to how to selectively activate and amplify only those tumor-specific T cells without broadly activating the vast majority of tumor-irrelevant cells, thus potentially achieving well tolerated and therapeutically effective dose levels.

We believe that our Immuno-STAT and derivative drug product candidates may offer important clinical advantages over competing immunotherapy approaches, including:

•
“Off-the-Shelf” and ready to use biologics that specifically target and selectively modulate disease relevant T cells;
•
Administration directly into the patient’s body without involving extraction and ex-vivo manipulation of T cells (e.g., cell therapy) or rigorous pre- and post- therapy conditioning of the patient;
•
Ability to selectively target disease specific T cells and control the quantity and properties of the co-stimulatory signal – in contrast to global activation through systemic, non-selective signaling that is common to therapies such as rIL-2 and bi-specific antibodies;
•
Access to a broad set of disease targets and patient populations with unmet medical need;
•
Standard delivery format (intravenous or subcutaneous) with a convenient dosing schedule (weekly to monthly) that can be administered by specialists and community-based physicians; and
•
Utilization of industry standard development and production process to support a cost-of-goods and supply chain similar to monoclonal antibodies, providing for timely and efficient drug supply.

Immuno therapy Challenges: Exemplified by the Non-selective Nature of IL-2

The challenges of effective and well tolerated immunotherapy, exemplified by current IL-2 therapies, center around a lack of selectivity and indiscriminate immune activation, resulting in poor tolerability and limited therapeutic dosing ranges. The primary challenge with wild-type IL-2 for example, as well as the different IL-2 variants in development, is that these molecules will indiscriminately engage the vast majority of the patient’s T cells, most of which have no relevance to, or effect on, the patient’s cancer.

To realize the full potential of co-stimulatory molecules, such as IL-2 for cancer therapy, we engineered Immuno-STATs to take advantage of the specificity of the TCR allowing for selective activation and expansion of disease relevant T cells with the concurrent engagement of a co-stimulatory molecule, such as IL-2. The CUE-100 series Immuno-STATs to selectively deliver modified IL-2 to tumor-specific T cells while avoiding the systemic activation of all other non-target T cells. Our IL-2 variant is affinity attenuated such that it is designed to selectively act on tumor-specific T cells whose TCR is engaged to the pHLA component of the Immuno-STAT. If the TCR is not engaged, as would be the case with the majority of non-tumor-specific T cells, then the signal from the reduced-affinity IL-2 variant by itself is insufficient to activate the non-tumor-specific T cells. Through the concurrent signaling from the pHLA/TCR complex (signal 1) and IL-2 co-stimulatory signaling (signal 2), we believe we are able to enable the selective activation and amplification of cancer-relevant T cells. In addition, we believe the modularity of the CUE-100 series will allow us to generate diverse therapeutic molecules containing different tumor antigens to target many cancers.

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

CUE-101 Clinical Development

We have completed enrollment in a Phase 1 monotherapy trial of CUE-101 in second line and beyond patients with HPV+R/M HNSCC and are continuing to dose patients in an ongoing Phase 1 combination trial of CUE-101 with KEYTRUDA in first line patients with HPV+R/M HNSCC. We also initiated an investigator sponsored Phase 1b neoadjuvant trial with Washington University in St. Louis in locally advanced HPV+ HNSCC patients in the second half of 2021.

Treatments for patients with HPV+ cancers represent an important unmet medical need of approximately 25,000 cases of head and neck, cervical and genitoanal cancers in the United States every year, leading to approximately 9,000 deaths annually.

Phase 1 Monotherapy Trial of CUE-101

We completed the dose escalation portion of our Phase 1 monotherapy trial in June 2021 and completed enrollment of 20 patients in an expansion stage Phase 1b at the RP2D of 4 mg/kg. Over the course of the dose-escalation portion of the Phase 1 monotherapy trial, 49 patients were treated across seven dose-escalation cohorts, ranging from 0.06 mg/kg to 8 mg/kg, without a maximum tolerated dose having been identified. We believe this demonstrates the selective activity of CUE-101 and supports our belief that through protein engineering we have designed a biologic for selective engagement and activation of targeted, cancer-relevant T cell populations, potentially sparing patients of the deleterious side effects resulting from indiscriminate activation though systemic IL-2 approaches. As a result of the cumulative data from the dose escalation portion of the Phase 1 trial, we selected 4 mg/kg as the RP2D due to our analysis of PD effect, clinical activity and patient tolerability. In November 2022 at the SITC meeting, we reported that of the 19 evaluable patients dosed at the monotherapy RP2D of 4 mg/kg, we observed a confirmed partial response, or PR, lasting greater than 36 weeks, and an additional six patients with confirmed stable disease, or SD, lasting greater than or equal to 12 weeks. We also reported our observation of an ongoing trend of enhanced overall survival (OS) in these patients receiving CUE-101 monotherapy as a third line or greater treatment. In addition, we reported that we have observed preliminary, robust PK with dose proportional exposure that was sustained across repeat dosing with no evidence of clinically-significant drug clearing antibodies. We have also reported the expansion of targeted, HPV E7 specific disease relevant T cells in the blood of patients and evidence of tumor T cell infiltration on biopsies of tumors following CUE-101 monotherapy treatment. At the RP2D of 4 mg/kg, CUE-101 appears to be well tolerated in the target population. The most common adverse events observed are fatigue, anemia, and decreased lymphocyte counts. All of the serious adverse events and adverse events observed to date are consistent with those that are observed with IL-2 administration or are typical of those observed with CPIs in the treatment of cancer patients. Of note, no events of capillary leak syndrome or severe cytokine storm have been observed to date.

Based on preliminary survival data for the 20 patients treated with 4mg/kg of CUE-101 as a monotherapy, we have observed a continuing trend of improvement in median overall patient survival, or mOS. The mOS is currently approaching 12 months or greater, and a Kaplan-Meier analysis estimate for mOS (at a 95% confidence interval) of 24.4 months. Data generated in a third-party trial for second line patients receiving check point inhibitor therapy, the current standard of care, demonstrated mOS of approximately 8 months. Although preliminary, we are encouraged that as of November 2022, 11 patients remain on treatment or are in follow-up, and we believe this demonstrates the potential enhancement of survival in patients treated with CUE-101 as a monotherapy. We believe that these data provide mechanistic and clinical support of the premise that the CUE-100 series mechanism of action could complement the mechanism of check point inhibition, thereby potentially expanding patient reach and enhancing therapeutic benefit.

Phase 1 Trial of CUE-101 in Combination with KEYTRUDA

We are also conducting a Phase 1 clinical trial of CUE-101 in combination with KEYTRUDA in the first-line R/M HNSCC treatment setting. We completed the dose escalation portion of this trial without observing any dose-limiting-toxicity and continue to enroll patients in the expansion phase at the RP2D dose of 4 mg/kg of CUE-101 in combination with the approved dose of KEYTRUDA. The waterfall plot below is an update of the graph that was presented at the 2022 Society for Immunotherapy of Cancer (SITC) on November 10, 2022, where we reported on the first 10 evaluable patients treated with combination therapy at the RP2D of 4 mg/kg of CUE-101 and 200 mg of KEYTRUDA who had at least one post-dose scan at the time of the data cutoff date, as well as the six patients treated in cohorts one and two at 1 mg/kg and 2 mg/kg, respectively. In summary, of the first 10 evaluable patients treated with 4 mg/kg of CUE-101 and 200 mg of KEYTRUDA, four patients had confirmed ongoing PRs as their best response from baseline demonstrating an initial overall response rate, or ORR, for these first 10 patients of 40%. In addition, one patient demonstrated durable stable disease of greater than 12 weeks and three patients demonstrated stable disease for a clinical benefit rate, to date, of greater than 70% in the first 10 evaluable patients. Notably, tumor reduction from baseline in the four patients with confirmed PRs was between -35% and -60%. Of note, two of the four patients with PRs had low PD-L1 expression, as evidenced by CPS scores of less than 20. The ORR of 40% observed in the first 10 patients dosed at the RP2D of CUE-101 4 mg/kg and pembrolizumab is encouraging given that the historical ORR of pembrolizumab monotherapy in similar patients was reported to be 19% in the third-party KEYNOTE-48 trial.

Tumor Reductions Observed in Patients Treated With CUE-101 and Pembrolizumab

Other Applications of Immuno-STATs to Oncology

We are leveraging our Immuno-STAT platform’s modularity and have designed additional Immuno-STAT drug product candidates, including CUE-102 and CUE-103, to expand our reach and further address various therapeutic challenges of cancer. We have expanded the potential reach of our platform through the modularity of the various Immuno-STAT components, including specific targeting peptides associated with various indications; and targeting distinct global patient populations via diverse HLA alleles. Furthermore, we have designed Immuno-STAT derivatives to address tumor complexity and heterogeneity through the Neo-STAT platform whereby the MHC or HLA complex of an Immuno-STAT is stabilized and produced with an empty peptide binding pocket, allowing for the chemical attachment of defined epitopes post manufacturing. This design affords the opportunity to address tumor heterogeneity by using a mixture of epitopes and potentially provides production scale/efficiencies, flexibility and may have the potential to be “personalized” through sequencing a patient’s tumor and defining targeted mutations and cancer-specific epitopes. The modularity of this unique platform provides us the opportunity to generate therapeutic molecules to treat many different cancers.

CUE-100 Series Immuno-STAT Platform Leverages Modularity to Accelerate Development of Multiple Drug Product Candidates

CUE-102

CUE-102 utilizes the same molecular framework as CUE-101 except that the nine amino acid peptide contained in the MHC has been changed to WT-1, an oncofetal antigen known to be over-expressed in more than 20 different cancers, including both solid tumors (such as colorectal, ovarian, pancreatic and lung) and hematologic malignancies (such as acute myeloid leukemia, multiple myeloma and myelodysplastic syndromes). Patients with WT-1 associated cancers represent an important unmet medical need and underscore the opportunity for promising new therapeutics. The IND for CUE-102 was supported by clinical and safety data from the ongoing CUE-101 monotherapy trial. This supports our premise that each CUE-100 series Immuno-STAT drug product candidate provides further de-risking and acceleration of subsequent drug product candidates. We have initiated a Phase 1 monotherapy dose-escalation trial with CUE-102 focused on WT1-positive recurrent/metastatic gastric, pancreatic, ovarian and colorectal cancers at a 1mg/kg dose level, which we believe to be a pharmacologically relevant dose level based on our experience with CUE-101.As a result this starting dose significantly shortens the dose escalation phase of this trial. We anticipate completing the dose escalation portion of this Phase 1 clinical trial in mid-2023.

We have generated a comprehensive preclinical data set with CUE-102 supporting its potential to stimulate anti-tumor immunity, as presented last year at the SITC conference. Our preclinical data generated to date has demonstrated that treatment with CUE-102 led to selective ex-vivo expansion of WT1-specific T cells vs other specific T cells from primary human donors (as shown in the left hand figure below) and in vivo expansion of WT1-specific T cells in HLA-A02 transgenic mice (as shown in the middle figure below). Importantly, the data demonstrated that the T cells activated and expanded via CUE-102 treatment are polyfunctional and capable of killing WT1-presenting target cells (as shown in right hand figure below), both of which are key attributes of a desirable anti-tumor T cell response, and support our belief that CUE-102 treatment can enhance anti-tumor immune responses in patients.

CUE-102: Expansion and Functionality of WT1-Specific T Cells

CUE-103

We have also developed additional CUE-100 series drug product candidates, of which we may designate our next oncology clinical candidate (referred to as CUE-103). We have generated proof of concept data with Immuno-STAT’s targeting the KRAS G12V mutation as well as the broadly expressed cancer antigen MAGE-A4. We continue to evaluate these molecules for prioritization in support of future nomination of a preclinical candidate for development with a third party.

Neo-STAT Platform

In addition to the Immuno-STAT biologics described above, engineered as fusion protein biologics, each requiring a dedicated stable cell line for production of good manufacturing practice, or GMP, material, we have engineered a next generation derivative approach, referred to as Neo-STAT™, that we expect could significantly enhance productivity and increase our flexibility, including targeting multiple tumor antigens, neo-antigens and post-translationally modified antigens (e.g., targeting of phospho-peptides from tumor cells). A key focus of the Neo-STAT platform is to generate a “peptide-less” or “empty” MHC pocket within the Immuno-STAT scaffold of the CUE-100 series. We would then deploy standard peptide-conjugation chemistry to covalently attach tumor-specific peptides to the Neo-STAT scaffold. We believe Neo-STAT has the potential to provide enhanced productivities and greater manufacturing flexibility. Importantly, the Neo-STAT framework has the potential to provide scale which would enable us to optimize production efficiencies from a cost, timing, and yield perspective.

We have made significant progress with our Neo-STAT platform, including creation of a master cell line and generation of experimental data demonstrating expansion and activation of primary human T cells with HLA-A02 Neo-STAT molecules deploying different T cell epitopes including tumor antigens (MART-1, WT1, HPV E7) or infectious antigens (CMV, SARS-Cov-2), as examples (see below). A detailed description of the protein engineering of the Neo-STAT platform was previously presented at a 2020 Protein Engineering and Cell Therapy Summit meeting. We plan to continue to progress the Neo-STAT platform with focused efforts designed to demonstrate the versatility of our platform approach.

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

In summary, we have focused and deployed our efforts and resources in oncology and have made significant progress demonstrating the potential for our IL-2 based CUE-100 series to selectively stimulate a patient’s immune system against cancer with our ongoing trials of CUE-101 addressing HPV+ R/M HNSCC and CUE-102 addressing multiple solid cancer types. We have also implemented a strategy of exploiting the potential applications of the CUE-100 series framework into multiple derivative constructs possessing specific properties and mechanistic attributes to address multiple cancer types and diverse clinical conditions. We believe through our strategic initiatives of first establishing the proof of concept, risk reduction and clinical validation through the clinical development of CUE-101, targeting HPV+ HNSCC in a second line treatment and beyond monotherapy trial, as well as demonstrating potential mechanistic synergy with CPIs in first line patients, we have established a foundation from which we believe we can expand market access and therapeutic reach to patients suffering from a wide range of cancers with future Immuno-STAT drug product candidates and will be seeking partnerships to further develop these potential drug product candidates.

Application of Immuno-STATs Outside of Oncology: CUE-300 and CUE-400

In addition to oncology, we have made recent advances for autoimmune diseases where our core strategy has centered on two major themes: (i) modulating antigen-specific T cells with Immuno-STATs in diseases with restricted or known autoantigens (e.g., type 1 diabetes), and (ii) exploiting a pathway-specific approach via modalities focused on regulatory T cells and other mechanisms that could be broadly applied to autoimmune diseases with unknown or diverse autoantigens. We have generated data for the CUE-300 series that demonstrated the potential for developing a clinical candidate for targeting autoreactive T cells in type 1 diabetes.

Additionally, we expanded our reach into chronic autoimmune diseases having diverse and/or uncharacterized antigens by focusing on regulatory T cells for re-setting immune balance. Our first candidate from this effort, CUE-401, incorporates two key signals, namely IL-2 and TGF-beta, for differentiation and expansion of Tregs. This molecule incorporates the same attenuated IL-2 variant present in CUE-101, which we believe has been de-risked through the favorable tolerability profile observed with CUE-101 in R/M HNSCC patients to date in our ongoing trial, as well as a variant of TGF-beta (see upper figure below). We have generated preclinical datasets in our labs and in collaboration with Dr. Richard DiPaolo of St. Louis University supporting the premise that CUE-401 may be able to expand and induce Tregs. The resulting Tregs are functionally suppressive and maintain a stable phenotype, whereby CUE-401 treatment suppressed the proliferation of self-reactive T cells in a mouse model of autoimmune gastritis. Dr. DiPaolo has also observed the therapeutic potential of CUE-401 in a T cell transfer model of autoimmune gastritis, wherein treatment with CUE-401 led to a prolonged suppression of self-reactive T cells and significantly reduced pathological evidence of disease in the stomachs of treated mice (shown in lower figure below).

CUE-401 Design

CUE-401 treatment resulted in significant protection from tissue destruction

(Phosphate Buffered Saline, PBS)

We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series, and there is no guarantee that we will be able to do so on favorable terms or at all.

For example, in February 2022, we announced a collaboration and option agreement with Ono for CUE-401, for the treatment of autoimmune and inflammatory diseases. The strategic collaboration with Ono is an important advancement in our corporate development plan to seek third party support to further develop its CUE-400 series and provides dedicated resources and capabilities to help advance CUE-401 toward the clinic.

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

The Einstein License is a royalty-bearing license obligating us to pay a percentage of proceeds received from sales of categories of Licensed Products at low single digit rates. We have also agreed to share a portion of our proceeds that we derive from other agreements, like sublicense agreements, relating to Licensed Products that we may enter into. The percentage of such proceeds that we are required to pay Einstein ranges from the low to mid-teens, depending on how far we have developed a Licensed Product before we enter into an agreement relating to the Licensed Product. These percentages are reduced for sales of Licensed Products in countries where a competing product exists and for products or services involving the use or incorporation of technology received from Einstein relating to synapse for targeted T cell activation molecules, receptor ligand identification or platforms for T cell monitoring. In addition to our obligation to pay royalties based upon a percentage of proceeds from sales of Licensed Products, we have also agreed to pay Einstein annual maintenance fees. The maintenance payments are creditable against any royalty payments we pay under the Einstein License. For the year ended December 31, 2022, there were no payments related to Einstein license maintenance fees under the Einstein License, as they were creditable against actual payments owed to Einstein during the twelve month period.

Under the Einstein License, we are also obligated to make milestone payments corresponding to: (i) approval of the first IND by the FDA or foreign equivalent for a Licensed Product; (ii) approval of any subsequent IND application or foreign equivalent for a “new indication” for a Licensed Product; (iii) initiation of Phase 2 clinical trials or foreign equivalent on a Licensed Product; (iv) initiation of Phase 2 clinical trials or foreign equivalent for a “new indication” for a Licensed Product; (v) initiation of Phase 3 clinical trials or foreign equivalent on a Licensed Product; (vi) initiation of Phase 3 clinical trials or foreign equivalent for a “new indication” for a Licensed Product; (vii) the first commercial sale of a Licensed Product; (viii) the first commercial sale of each “new indication” for one of our previously approved Licensed Products; and (ix) cumulative sales of certain Licensed Products reaching certain threshold amounts. The aggregate amount of milestone payments made under the Einstein License may equal up to $1.85 million for each Licensed Product and up to $1.85 million for each new indication of a Licensed Product. Additionally, the aggregate amount of one-time milestone payments based on cumulative sales of all Licensed Products may equal up to $5.75 million. As of December 31, 2022, we have made two milestone payments, $150,000 for the approval by the FDA of the IND for CUE-101 and $150,000 for the acceptance of the IND by the FDA for CUE-102.

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

Our Collaboration Agreement with Merck

On November 14, 2017, we entered into an Exclusive Patent License and Research Collaboration Agreement, or the Merck Collaboration Agreement, with Merck for a partnership to research and develop certain of the Company’s proprietary biologics that target certain autoimmune disease indications, or the Initial Indications. We viewed this Merck Collaboration Agreement as a component of our development strategy since it allowed us to advance our autoimmune programs in partnership with a world class pharmaceutical company, while also continuing our focus on our more advanced cancer programs. The research program outlined in the Merck Collaboration Agreement entailed (1) our research, discovery and development of certain Immuno-STAT drug product candidates up to the point of demonstration of certain biologically relevant effects, or Proof of Mechanism, and (2) the further development by Merck of the Immuno-STAT drug product candidates that have demonstrated Proof of Mechanism, or the Proposed Drug Product Candidates, up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Drug Product Candidates’ profiles as described in the Merck Collaboration Agreement.

For the purposes of this collaboration, we granted to Merck under the Merck Collaboration Agreement an exclusive license under certain of our patent rights, including a sublicense of patent rights licensed from Einstein, to the extent applicable to the specific Immuno-STAT drug product candidates that were elected to be developed by Merck. In addition, so long as Merck continued product development on a Proposed Drug Product Candidate, we were restricted from conducting any development activities within the Initial Indication covered by such Proposed Drug Product Candidate other than pursuant to the Merck Collaboration Agreement.

In exchange for the licenses and other rights granted to Merck under the Merck Collaboration Agreement, we received a $2.5 million nonrefundable up-front payment and were eligible to receive additional funding in developmental milestone payments, as well as tiered royalties if all research, development, regulatory and commercial milestones agreed upon by both parties are successfully achieved. We were eligible to earn up to $101 million for the achievement of certain research and development milestones, $120 million for the achievement of certain regulatory milestones and $150 million for the achievement of certain commercial milestones, in addition to tiered royalties on sales, if all pre-specified milestones associated with multiple products across the primary disease indication areas were achieved. The Merck Collaboration Agreement required us to use the first $2.5 million milestone payment we received under the agreement to fund contract research. The amount of the royalty payments was a percentage of product sales ranging in the single digits based on the amount of such sales.

In November 2020, we extended the research collaboration terms of this agreement through December 31, 2021 to support further development and identification of targeted biologics for the treatment of autoimmune disease. Under the terms of this amendment, Merck reimbursed us for specified expenses and provided additional financial research support to further study and develop preclinical biologics with the objective of identifying clinical candidates subject, in each case, to specified maximum amounts, with any amounts in excess of such maximum amounts to be borne by us. On November 18, 2020, we earned a milestone payment related to this amendment in the amount of $300,000. The $300,000 milestone payment was recorded as a contract liability upon receipt. We recognized revenue related to this milestone payment pursuant to our revenue recognition policy in relation to the performance of our obligations related to the development of Immuno-STAT drug product candidates under the arrangement. The research term and financial support of research conducted under the Merck Collaboration Agreement expired on December 31, 2021, and as of December 20, 2022, the Merck Collaboration Agreement was terminated. All rights granted to Merck under the Merck Collaboration Agreement were returned to us with no further obligations to Merck under this agreement.

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

Under the terms of the LG Chem Collaboration Agreement, LG Chem paid us a $5.0 million non-refundable, non-creditable upfront payment and purchased approximately $5.0 million of shares of our common stock at a price per share equal to a 20% premium to the volume weighted-average closing price per share over the 30 trading day period immediately prior to the effective date of the LG Chem Collaboration Agreement. We are also eligible to receive additional aggregate payments of approximately $400 million if certain research, development, regulatory and commercial milestones are successfully achieved. On May 16, 2019, we earned a $2.5 million milestone payment for the FDA’s acceptance of the IND for our lead drug product candidate, CUE-101, pursuant to the LG Chem Collaboration Agreement. On December 7, 2020, we earned a $1.25 million milestone payment on the selection of a preclinical candidate pursuant to the LG Chem Collaboration Agreement. On November 23, 2021, we earned a $3.0 million milestone payment on the confirmation of Collaboration Product Candidate. In addition, the LG Chem Collaboration Agreement also provides that LG Chem will pay us tiered single-digit royalties on net sales of commercialized Product Candidates, or Collaboration Products, in the LG Chem Territory on a product-by-product and country-by-country basis, until the later of expiration of patent rights in a country, the expiration of regulatory exclusivity in such country, or ten years after the first commercial sale of a Collaboration Product in such country, subject to certain royalty step-down provisions set forth in the LG Chem Collaboration Agreement. In addition, the LG Chem Collaboration Agreement also provides that LG Chem will pay us tiered single-digit royalties on net sales of commercialized Drug Product Candidates, or Collaboration Products, in the LG Chem Territory on a product-by-product and country-by-country basis, until the later of expiration of patent rights in a country, the expiration of regulatory exclusivity in such country, or ten years after the first commercial sale of a Collaboration Product in such country, subject to certain royalty step-down provisions set forth in the LG Chem Collaboration Agreement.

Pursuant to the LG Chem Collaboration Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Drug Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products. In return for performing CMC process development, LG Chem is eligible to receive low-single digit percentage royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. As of December 31, 2022, we recorded approximately $19.6 million in collaboration revenue related to this agreement since inception. The majority of the research phase of the collaboration agreement was substantially complete on March 31, 2022.

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

As of December 31, 2022, we owned or had licensed 91 issued patents (including 11 issued U.S. patents), 57 pending patent applications in the United States (including 21 pending U.S. provisional patent applications), 18 pending international PCT applications and 229 pending foreign patent applications intended to protect the intellectual property underlying our technology. Our patent applications describe certain features of our technologies, including our Immuno-STAT platform, our Neo-STAT platform, CAR-T and ex-vivo applications of our Immuno-STAT platform, our RDI-STAT platform, our CUE-400 Series platform, including CUE-401, as well as specific biologic molecules, drug product candidates and methods of treatment using our Immuno-STATs. We plan to spend considerable resources and focus in the future on obtaining U.S. and foreign patents. We have and will continue to actively protect our intellectual property. No assurances can be given that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. In addition, any issued patents may be contested, circumvented, found unenforceable or invalid, and we may not be able to successfully enforce our patent rights against third parties. No assurance can be given that others will not independently develop a similar or competing technology or design around any patents that may be issued to us. We intend to expand our international operations in the future and our patent portfolio, copyright, trademark and trade secret protections may not be available or may be limited in foreign countries.

Each of our patents, if and when granted, will generally have a term of 20 years from its respective U.S. non-provisional priority filing date, subject to available extensions. They are thus set to expire no earlier than dates ranging from 2033 to 2042, although patents that specifically cover Cue products will expire no earlier than December 2037, subject to available extensions.

Competition

While we believe that our drug product candidates, technology, knowledge and experience provide us with significant competitive advantages, we face competition from established and emerging pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others, who may have drug product candidates in further stages of development than ours.

Oncology Competition

We compete with other companies working to develop cytokines as cancer immunotherapies, as well as those developing other immunotherapeutic modalities, including monoclonal antibodies, bi-specific antibodies, antibody-drug conjugates, cell therapies, oncolytic viruses, and vaccines with application in treating patients living with cancer. Potential competitors in the cytokine-based therapy space include Alkermes, Inc., Asher Bio, BioNTech SE, Medicenna Therapeutics, Moderna, Inc., and Roche Holding AG. In the cell therapy space, potential competitors include Adaptimmune Therapeutics PLC, Bristol-Myers Squibb, Iovance Biotherapeutics, Gilead Sciences, Janssen Pharmaceuticals, and Novartis AG, and in the checkpoint inhibitor space potential competitors include Astra-Zeneca, Bristol-Myers Squibb, Merck & Co., and Roche Holding AG.

We believe that our approach provides us with a competitive advantage through selective delivery of immune activating signals, coupling engineered cytokines (i.e., IL-2) to a targeting moiety (i.e., peptide-MHC complex) for enhanced activation of cancer-specific CD8+ T cells.

Autoimmune Competition

We compete with other companies working to develop cytokines to restore immune balance, as well as those developing other therapeutic modalities, including monoclonal antibodies, bi-specific antibodies, cell therapies, and vaccines with application in treating patients living with autoimmune disease. Potential competitors in the cytokine-based therapy space include Amgen, Bristol-Myers Squibb, Eli Lilly and Company, Merck & Co., and Sanofi S.A. In the regulatory T cell therapies space, potential competitors include Abata Therapeutics, Coya Therapeutics, Sangamo Therapeutics, and Sonoma Biotherapeutics.

Many of our competitors have greater financial, technical and human resources than we do. Additionally, many competitors have greater experience in product discovery and development, obtaining FDA and other regulatory approvals, and commercialization capabilities, which may provide them with a competitive advantage.

We expect any drug product candidate that we commercialize, either independently or with our strategic partners, will compete with existing, market-leading products and believe that our ability to compete will depend on our ability to execute on the following objectives:

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

Licensure and Regulation of Biologics in the United States

In the United States, our product candidates are regulated as biological products, or biologics, under the Public Health Service Act, or the PHSA, and the Federal Food, Drug and Cosmetic Act, or the FDCA, and its implementing regulations and guidance. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. The failure to comply with the applicable U.S. requirements at any time during the product development process, including non‑clinical testing, clinical testing, the approval process or post‑approval process, may subject a sponsor to delays in the conduct of the study, regulatory review and approval, and/or administrative or judicial sanctions. A sponsor seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

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

Preclinical Studies

Before testing any biologic product candidate in humans, a product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. These studies are generally referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

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

In March 2022, the FDA released final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology biological product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by the FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.

In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. Although the FDA has historically not enforced these reporting requirements due to the long delay of the U.S. Department of Health and Human Services, or HHS, in issuing final implementing regulations, the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.

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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The FDA is required to send a Pediatric Research Equity Act, or PREA, Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA.

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

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with GMPs and other laws. Inspections must follow a “risk‑based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from GMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.

Submission and Filing for Review of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting a license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2023 is $3,242,026 for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for federal fiscal year 2023 is $393,933. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

In connection with its review of an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with a submission, including component manufacturing, finished product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with current GMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an application, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the data submitted in support of the application. With passage of FDORA, Congress clarified FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to FDA as well as other persons holding study records or involved in the study process.

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

If the application is not approved, the FDA will issue a complete response letter, or CRL, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a CRL may submit to the FDA information that represents a complete response to the issues identified by the FDA. Such resubmissions are classified under PDUFA as either Class 1 or Class 2. The classification of a resubmission is based on the information submitted by a sponsor in response to an action letter. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has two months to review a Class 1 resubmission and six months to review a Class 2 resubmission. The FDA will not approve an application until issues identified in the complete response letter have been addressed. For those seeking to challenge FDA’s CRL decision, the agency has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution.

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
•
Accelerated approval. Biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials. With passage of FDORA, in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded; require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed); and use expedited procedures to withdraw accelerated approval of a new drug application, or NDA, or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.
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

Project Optimus

Project Optimus is an initiative of the Oncology Center of Excellence at the FDA. This project focuses on dose optimization and dose selection in oncology drug development, and whether the current paradigm based on cytotoxic chemotherapeutics leads to doses and schedules of molecularly targeted therapies that provide more toxicity without additional efficacy, among other things. In Project Optimus, drug developers have the opportunity to meet with the FDA’s Oncology Review Divisions early in their development programs, well before conducting trials intended for registration, to discuss dose-finding and dose optimization. The program thus allows sponsors to develop strategies for dose finding and dose optimization that leverages nonclinical and clinical data in dose selection, including randomized evaluations of a range of doses in trials, with the objective of performing these studies as early as possible in the development program to bring promising new therapies to patients.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Pharmaceutical products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Promotional claims about a drug's safety or effectiveness are prohibited before the drug is approved. Although health care providers may prescribe products for off-label uses in their professional judgment, drug manufacturers are prohibited from soliciting, encouraging or promoting unapproved uses of a product. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant liability. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a biologic.

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

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

The period of exclusivity begins on the date that the marketing application is approved by the FDA. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. Under Omnibus legislation signed by the then President of the United States on December 27, 2020, the requirement for a product to show clinical superiority applies to drug products that received orphan drug designation before enactment of amendments to the FDCA in 2017 but have not yet been approved by FDA.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, FDA announced that, in matters beyond the scope of that court order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

Pediatric Exclusivity

Pediatric exclusivity is another type of non‑patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing regulatory exclusivity, including orphan exclusivity, for biologic products. This six‑month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

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

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. In December 2022, Congress clarified through FDORA that FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2023, the standard fee is $441,547 and the small business fee is $110,387.

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

Separately, the regulatory authorities in the EU also adopted a new In Vitro Diagnostic Regulation, or IVDR, (EU) 2017/746, which became effective in May 2022. The new regulation replaces the In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device had until May 2022 to update their Technical Documentation to meet the requirements and comply with the new, more stringent Regulation. The regulation will, among other things: strengthen the rules on placing devices on the market and reinforce surveillance once they are available; establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU. The MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure until December 31, 2023.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s General Data Protection Regulation, or the GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under the GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like a European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. Additionally, in October 2022, the President signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.

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
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, or PPACA, as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within HHS information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non‑governmental third‑party payors, including private insurers.

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

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the PPACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions were suspended and reduced through the end of June 2022 with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our drug product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%.

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

The former administration also took executive actions to undermine or delay implementation of the PPACA, including directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, the current administration rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

Pharmaceutical Price Initiatives

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, the President of the United States issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act of 2022, or IRA, has been delayed by Congress to January 1, 2032.

On July 9, 2021, the President of the United States signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

More recently, on August 16, 2022, the IRA was signed into law by the President of the United States. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Human Capital

As of December 31, 2022, we had 51 full-time employees and one part-time employee. Substantially all of our employees are in Boston, Massachusetts. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good. Additionally, we utilize independent contractors and other third parties to assist with various aspects of our drug and product development.

We recognize the value of our employees and are committed to being a workplace that encourages respect, collaboration, communication, transparency, and integrity. We seek to hire employees with diverse backgrounds and perspectives. Our success starts and ends with having the best talent, and as a result, we are focused on attracting, developing and retaining our employees. We offer employees a competitive and comprehensive benefits package. The principal purposes of our incentive plans are to attract, retain and motivate selected employees, consultants, advisors and directors through the granting of stock-based compensation awards and cash-based performance bonus awards, as applicable. We support employees attending industry conferences and obtaining professional licenses. We use a variety of human capital measures in managing our business, including: workforce demographics; inclusion and diversity; and employee health and safety.

We are committed to the health and safety of our employees. Beginning in March 2020, in response to the COVID-19 pandemic, we implemented additional safety protocols intended to help minimize the risk of virus transmission to our employees, including the establishment of remote working standards, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings along with measures designed to protect the health of all those entering our office.

Corporation Information

Our website address is www.cuebiopharma.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K or any other report or document we file with the Securities and Exchange Commission, or the SEC, and any reference to our website address is intended to be an inactive textual reference only.

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

We are a clinical-stage biopharmaceutical company. We have a limited operating history, have never generated revenue from product sales, and have a history of losses from operations. As of December 31, 2022, we had an accumulated deficit of approximately $250.5 million. Our ability to achieve commercial revenue-generating operations and, ultimately, achieve profitability will depend on whether we can obtain additional capital when we need it, complete the development of our technology, receive regulatory approval of our drug product candidates and find strategic collaborators that can incorporate our drug product candidates into new or existing drugs which can be successfully commercialized. There can be no assurance that we will ever generate commercial revenues or achieve profitability.

We currently do not have, and may never develop, any FDA-approved or commercialized products.

We currently do not have any products approved by the FDA or any other regulatory agency or any commercialized products and thus have never generated commercial revenue from product sales. We have not yet sought to obtain any regulatory approvals for any drug product candidates in the United States or in any foreign market. Therefore, any estimated timing for our drug product candidates to be commercialized would be highly speculative.

To date, we have invested substantial resources in an exclusive license with Einstein that forms the foundation for our drug product candidates and potential applications. For us to develop any products that might ultimately be commercialized, we will have to invest further time and capital in research and product development, regulatory compliance and market development. Therefore, we and our licensor, prospective business partners and other collaborators may never develop any products that can be commercialized. All of our development efforts will require substantial additional funding, none of which may result in any commercial revenue. Our efforts may not lead to commercially successful products for a number of reasons, including:

•
we and our licensor, prospective business partners and other collaborators may not be able to complete research regarding, and nonclinical and clinical development of, our drug product candidates;
•
regulatory approvals and marketing authorizations may not be achieved for our drug product candidates, or the scope of the approved indication may be narrower than sought;
•
we and our licensor, prospective business partners and other collaborators may experience delays in our development program, clinical trials and the regulatory approval process;
•
our technology may not prove to be safe and effective in clinical trials or preclinical studies and our drug product candidates may have adverse side effects which outweigh any potential benefit to patients;
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

Moreover, in the first quarter of 2022, we determined to prioritize and strategically focus on our CUE-101 and CUE-102 oncology programs in our CUE-100 series. We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop CUE-103 and our Neo-STAT and RDI-STAT programs, as well as our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series, and there is no guarantee that we will be able to do so on favorable terms or at all.

We are substantially dependent on the success of our drug product candidates, only two of which are currently being tested in clinical trials, and significant additional research and development and clinical testing will be required before we can potentially seek regulatory approval for or commercialize any of our drug product candidates.

Our main focus and the investment of a significant portion of our efforts and financial resources has been in the development of our lead product candidate, CUE-101, for which we are currently actively conducting Phase 1 clinical trials and CUE-102, for which we are currently actively conducting a Phase 1 clinical trial. Our other drug product candidates are all at a preclinical stage. In the first quarter of 2022, we determined to prioritize and strategically focus on our CUE-101 and CUE-102 oncology programs in our CUE-100 series. We expect that additional trials of CUE-101 and CUE-102 will be required in order to gain approval by the FDA. Therefore, significant additional research and development activity and clinical testing are required before we and our collaborators will have a chance to achieve a commercially viable product from CUE-101, CUE-102 or our other drug product candidates. Our research and development efforts remain subject to all of the risks associated with the development of new biopharmaceutical products and treatments based on immune modulation. Development of the underlying technology may be affected by unanticipated technical or other problems, among other research and development issues, and the possible insufficiency of funds needed in order to complete development of these drug product candidates. Safety, regulatory and efficacy issues, clinical hurdles or other challenges may result in delays and cause us to incur additional expenses that would increase our losses. If we and our collaborators cannot complete, or if we experience significant delays in developing, our potential drug product candidates or products for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail and investors may lose the entirety of their investment.

We have limited experience in conducting clinical trials and no history of commercializing biologic products, which may make it difficult to evaluate the prospects for our future viability.

Our operations to date have been limited to financing and staffing our company, conducting research and developing our core technologies, and identifying and optimizing our lead product clinical candidates. Additionally, we have conducted limited clinical testing of one of our drug product candidates. Although we have recruited a team that has experience with clinical trials in the United States, as a company, we have limited experience conducting clinical trials and have not had previous experience commercializing drug product candidates or submitting a BLA to the FDA or similar submissions to initiate clinical trials or obtain marketing authorization to foreign regulatory authorities. We cannot be certain that current clinical trials will begin or be completed on time, if at all, that our planned clinical trials will begin on time, if at all, or that our planned development programs would be acceptable to the FDA or other regulatory authorities, or that, if regulatory approval is obtained, our drug product candidates can be successfully commercialized. Clinical trials and commercializing our drug product candidates will require significant additional financial and management resources, and reliance on third-party clinical investigators, contract research organizations, or CROs, contract manufacturing organization, or CMOs, consultants and collaborators. Relying on third-party clinical investigators, CROs, CMOs or collaborators may result in delays that are outside of our control.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

The COVID-19 pandemic has, and may continue to, adversely impact our business, including our clinical trials and preclinical studies.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The COVID-19 pandemic, which began in 2020, has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. Beginning in March 2020, in response to the COVID-19 pandemic, we implemented additional safety protocols intended to help minimize the risk of virus transmission to our employees, including the establishment of remote working standards, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings along with measures designed to protect the health of all those entering our office.

As a result of the COVID-19 pandemic, or other public health crises, we may in the future experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:

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
•
absenteeism or loss of employees at our company, or at our collaborators, due to health reasons or government restrictions, that are needed to develop, validate, manufacture and perform other necessary functions for our operations;
•
delays or difficulties in enrolling patients in our clinical trials;
•
delays or disruptions in non-clinical experiments due to unforeseen circumstances at contract research organizations and vendors along their supply chain;
•
increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other diseases, being forced to quarantine, or otherwise;
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

In January 2021, we were notified by our CMO that the manufacture of our GMP material for the CUE-102 drug product candidate would be delayed by approximately six weeks due to the invocation of the Defense Production Act, or DPA, which gives priority to the manufacture of vaccines and other drug products used to prevent or treat COVID-19. The GMP material for CUE-102 was ultimately manufactured in the second half of 2021. The delay in the manufacturing of our CUE-102 GMP batch impacted the expected filing date of the CUE-102 IND that was planned for the fourth quarter of 2021, which we filed on March 31, 2022. Despite our efforts to manage and remedy these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of the pandemic, as well as third-party actions taken to contain its spread and mitigate its public health effects. Additionally, the anticipated economic consequences of the COVID-19 pandemic have adversely impacted financial markets, resulting in high share price volatility, reduced market liquidity, and substantial declines in the market prices of the securities of many publicly traded companies. Volatile or declining markets for equities could adversely affect our ability to raise capital when needed through the sale of shares of common stock or other equity or equity-linked securities. If these market conditions persist when we need to raise capital, and if we are unable to sell shares of our common stock under then prevailing market conditions, we might have to accept lower prices for our shares and issue a larger number of shares than might have been the case under better market conditions, resulting in significant dilution of the interests of our stockholders.

On January 30, 2023, the current administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidances, including the clinical trial guidance and updates thereto. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

These and other factors arising from the COVID-19 pandemic or other public health crises could adversely impact our business generally, and could have a material adverse impact on our operations and financial condition and results.

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

We are conducting Phase 1 clinical trials for our lead product candidate, CUE-101, and a Phase 1 clinical trial for CUE-102, but otherwise we have not conducted any clinical trials. We have conducted various preclinical studies of our drug product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, and many drug product candidates fail in clinical trials despite promising preclinical results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. Human patients in clinical trials may suffer significant adverse events or other side effects not observed in our preclinical studies, including, but not limited to, immunogenic responses, organ toxicities such as liver, heart or kidney or other tolerability issues or possibly even death. The observed potency and kinetics of our drug product candidates in preclinical studies may not be observed in human clinical trials. If clinical trials of our drug product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug product candidates.

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

On November 14, 2017, we entered into the Merck Collaboration Agreement under which we collaborate with Merck in the development of specific Immuno-STATs targeting certain autoimmune diseases. Pursuant to the Merck Collaboration Agreement, Merck had acquired rights to develop, commercialize and sell specific Immuno-STATs relating to certain autoimmune disease and, in exchange for such rights, had agreed to make payments to us that include a licensing fee, milestone payments and sales royalties. The research term and financial support of research conducted under the Merck Collaboration Agreement expired on December 31, 2021, and as of December 20, 2022, the Merck Collaboration Agreement terminated.

Effective November 6, 2018, we entered into the LG Chem Agreement, for the development of our Immuno-STATs focused in the field of oncology. Pursuant to the LG Chem Agreement, we have granted certain exclusive license rights to LG Chem in Australia and in certain countries in Asia and LG Chem has agreed to provide certain services to us and to make payments to us that include licensing fees, milestone payments and sales royalties. This agreement does not commit LG Chem to a long-term relationship, and LG Chem may disengage with us at any time.

In the first quarter of 2022, we determined to prioritize and strategically focus on our CUE-101 and CUE-102 oncology programs in our CUE-100 series, and we are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop CUE-103 and our Neo-STAT and RDI-STAT programs, as well as our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series, and there is no guarantee that we will be able to do so on favorable terms or at all.

We plan to also seek strategic alliances or collaborations with other third parties that we believe will complement or augment our development and commercialization efforts with respect to our drug product candidates and any future drug product candidates that we may develop. In addition, we currently do not have sales, marketing, manufacturing or distribution capabilities or arrangements. In order to commercialize our potential products, we plan to seek development and marketing partners or sublicensees to obtain necessary marketing, manufacturing and distribution capabilities.

Any of these relationships may require us to incur non-recurring and other charges, give up certain rights relating to our intellectual property and research and development activities, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, issue debt which may require liens on our assets and which will increase our monthly expense obligations, or disrupt our management and business. Moreover, we may not be successful in our efforts to establish additional strategic partnerships or other alternative arrangements for our drug product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our drug product candidates as having the requisite potential to demonstrate safety, purity, and efficacy. If we are unable to establish additional strategic partnerships or other alternative arrangements to develop our drug product candidates, the costs for us to independently develop our drug product candidates may be higher than we currently anticipate, which could materially harm our business prospects, financial condition and results of operation.

Further, collaborations involving our drug product candidates are subject to numerous risks, which may include the following:

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

As a result, we may not be able to realize the benefit of collaboration agreements, strategic partnerships or licenses of our technology or potential products, which could delay our product development timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve sufficient revenue or net income to justify such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our drug product candidates could delay the development and commercialization of our drug product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition, and results of operations.

Our collaboration agreement with LG Chem contains exclusivity provisions that restrict our research and development activities.

We have granted to LG Chem under the LG Chem Agreement an exclusive license to develop, manufacture and commercialize CUE-101, as well as the Drug Product Candidates, in the LG Chem Territory. Under the LG Chem Agreement, we will engineer the selected Immuno-STAT for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, while LG Chem will establish a CMC process for the development and commercialization of Drug Product Candidates.

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

In the first quarter of 2022, we decided to strategically focus on our CUE-101 and CUE-102 oncology programs in our CUE-100 series. We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop CUE-103 and our Neo-STAT and RDI-STAT programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series, and there is no guarantee that we will be able to do so on favorable terms or at all.

Although we may explore other therapeutic opportunities, in addition to the drug product candidates that we are currently developing, we may fail to identify successful drug product candidates for clinical development for a number of reasons. If we fail to identify additional potential drug product candidates, our business could be materially harmed.

Research programs to pursue the development of our drug product candidates for additional indications and to identify new drug product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications and/or drug product candidates, yet fail to yield results for clinical development for a number of reasons, including:

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

Immunotherapy technologies are advancing at a rapid pace and we anticipate competing with companies developing bi-specific antibodies (e.g., Amgen, Immunocore and Roche Holding AG), cell therapies (e.g., Bristol-Myers Squibb, Gilead

Sciences and Novartis), antibody-drug conjugates (e.g., Gilead Sciences, Roche Holding AG, Seagen, Inc.), immune checkpoint inhibitors (e.g., Bristol-Myers Squibb, Merck and Pfizer), and targeted cytokines (e.g., Bristol Myers Squibb/Nektar, Neoleukin Therapeutics, Roche Holding AG and Sanofi) many of which have significantly greater financial and other resources than we currently have.

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

We are highly dependent upon the principal members of our management team, including Daniel Passeri, M.Sc., our Chief Executive Officer, Anish Suri, our President and Chief Scientific Officer, Matteo Levisetti, our Chief Medical Officer, and other members of our scientific and clinical advisory team, including Steven Almo, Ph.D., the Chairman of our Scientific and Clinical Advisory Board. Our team has significant experience and knowledge of oncology drug discovery and development, T cell modulation, protein biochemistry and immunological assays, and the loss of any current or future team member could impair our ability to design, identify, and develop new intellectual property and drug product candidates and new scientific or product ideas. Additionally, if we lose the services of any of these persons, we would likely be forced to expend significant time and money in the pursuit of replacements, which may result in a delay in the development of our drug product candidates and the implementation of our business plan and plan of operations and diversion of our management’s attention. We can give no assurance that we could find satisfactory replacements for our current and future key scientific and management employees on terms that would not be unduly expensive or burdensome to us.

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

Our business may be adversely affected by political instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm or pandemic events and spread of disease, such as the COVID-19 pandemic, and the significant military action against Ukraine by Russia. Such events may affect our business by increasing prices for resources required in our research and development activities or limiting our access to patients for our clinical trials which may delay our progress on one or more of our clinical or preclinical drug product candidates.

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

We rely completely on third parties to manufacture clinical drug supplies for our drug product candidates. If we were to experience an unexpected loss of supply of our drug product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience disruptions in supply or delays, suspensions or terminations of clinical trials or regulatory submissions. We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies and we lack the resources and the capability to manufacture any of our drug product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers or other third-party manufacturers to manufacture our drug product candidates, including Catalent and Ajinomoto, must obtain and maintain approval by the FDA. While we work closely with our third-party manufacturers on the manufacturing process for our drug product candidates, including quality audits, we generally do not control the implementation of the manufacturing process of, and are completely dependent on, our contract manufacturers or other third-party manufacturers for compliance with GMP regulatory requirements and for manufacture of both active drug substances and finished drug products. If our contract manufacturers or other third-party manufacturers cannot successfully manufacture material that conforms to applicable specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities and we may not have sufficient access to supplies, which could significantly and adversely affect our operations.

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

We rely on certain sole or limited sources of supply for our drug product candidates and disruptions in the chain of supply have in the past, and may in the future, cause delays in developing, obtaining approval for, and commercializing our drug product candidates.

Currently, we use Catalent and Ajinomoto as our source of supply for manufacturing clinical supply of our lead product candidates, CUE-101 and CUE-102. If we experience multiple successive batch failures, or if supply from Catalent and Ajinomoto is otherwise interrupted, there could be a significant disruption in our product candidates supply. Any alternative vendor would need to be qualified through an IND supplement, which could result in delay of our clinical trials of CUE-101 and CUE-102.

The manufacturing processes for CUE-101 and CUE-102 and our other drug product candidates are complex, and it may difficult or impossible to finalize appropriate processes for the scaled manufacture of the drug product candidates. These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of any of our drug product candidates; cause us to incur higher costs; or prevent us from commercializing them successfully. Furthermore, if our suppliers fail to deliver the required clinical or commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed.

For example, in January 2021, we were notified by Catalent that the manufacture of our GMP material for the CUE-102 drug product candidate would be delayed by approximately six weeks due to the invocation of the DPA. The delay in the manufacturing of our CUE-102 GMP batch impacted the expected filing date of the CUE-102 IND that was planned for the fourth quarter of 2021 and which was filed on March 31, 2022.

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

We face an inherent risk of product liability as a result of the clinical testing of our drug product candidates and will face an even greater risk if we commercialize any drugs. For example, we may be sued if our drug product candidates cause or are perceived to cause injury or death or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the drug, negligence, strict liability or a breach of warranties. Claims could also be asserted under state or foreign consumer protection laws. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our drug product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the drug product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

In order to market and sell any of our drug product candidates in the European Union and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our drug product candidates in any jurisdiction, which would materially impair our ability to generate revenue.

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. The MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure until December 31, 2023. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the Agency to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA or Congress may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We aim to benefit from the FDA’s fast track, breakthrough therapy and priority review programs. However, our drug product candidates may not receive an FDA fast-track designation, breakthrough therapy designation, or priority review. Without fast-track designation, submitting a BLA, and getting through the regulatory process to gain marketing approval is a lengthy process. Under fast-track designation, the FDA may initiate review of sections of a fast-track drug’s BLA before the application is complete. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the BLA is submitted. On October 3, 2022, we received fast track designation for CUE-101 for the treatment of R/M HPV+ HNSCC as a monotherapy and in combination with KEYTRUDA.

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

We are also currently participating in Project Optimus, an initiative of the Oncology Center of Excellence at the FDA. This project focuses on dose optimization and dose selection in oncology drug development, and whether the current paradigm based on cytotoxic chemotherapeutics leads to doses and schedules of molecularly targeted therapies that provide more toxicity without additional efficacy, among other things. By participating in Project Optimus, we have the opportunity to meet with the FDA’s Oncology Review Divisions early in our development programs, well before conducting trials intended for registration, to discuss dose-finding and dose optimization. The program thus allows us to develop strategies for dose finding and dose optimization that leverages nonclinical and clinical data in dose selection, including randomized evaluations of a range of doses in trials, with the objective of performing these studies as early as possible in the development program to bring promising new therapies to patients. There is no assurance, however, that our involvement in this program will lead to early discussions with the FDA or expedited studies leading to optimization of dose selection for our candidate products.

We may in the future, conduct clinical trials for certain of our product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.

We may in the future conduct one or more of our clinical trials with trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practice. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, the FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

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

To obtain the necessary approval of our potential products, as a precondition, we will need to conduct various preclinical and clinical tests, all of which will be costly and time consuming, and may not provide results that will allow us to seek regulatory approval.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, GMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.

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

Any product candidate for which we obtain marketing approval could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

The FDA and other regulatory agencies closely regulate the post-approval marketing and promotion of products to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other regulatory agencies impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the Federal Food, Product, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a biologic product.

In addition, later discovery of previously unknown problems with our products, manufacturers, or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•
restrictions on such products, manufacturers, or manufacturing processes;
•
restrictions on the labeling or marketing of a product;
•
restrictions on the distribution or use of a product;
•
requirements to conduct post-marketing clinical trials;
•
receipt of warning or untitled letters;
•
withdrawal of the products from the market;
•
refusal to approve pending applications or supplements to approved applications that we submit;
•
recall of products;
•
fines, restitution, or disgorgement of profits or revenue;
•
suspension or withdrawal of marketing approvals;
•
suspension of any ongoing clinical trials;
•
refusal to permit the import or export of our products;
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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes, which has caused average review times at the agency to fluctuate in recent years. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of early 2022, the FDA had resumed inspections of domestic and foreign facilities to ensure timely reviews of applications for medical products. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required. Moreover, on January 30, 2023, the White House announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates. Regulatory authorities outside the United States have adopted or may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any of our drug product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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
•
the federal transparency requirements under the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services, or HHS, information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

In March 2010, the PPACA was signed into law. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions were suspended and reduced through the end of June 2022 with the full 2% resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our drug product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%.

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

The former administration also took executive actions to undermine or delay implementation of the PPACA, including directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, the current administration issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs HHS to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions is subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, the White House issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act of 2022, or IRA, has been delayed by Congress to January 1, 2032.

More recently, on August 16, 2022, the IRA was signed into law by the President of the United States. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and placing price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, and significantly expanded the California Consumer Privacy Act to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut, already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

We do not expect to generate any commercial revenues until we successfully complete development of our first potential products and we are able to successfully commercialize them through sales and licensing, which we expect will take a number of years, if ever. We have not yet demonstrated our ability to generate commercial revenue, and we may never be able to produce commercial revenues or operate on a profitable basis. As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future. Our drug product candidates may never be approved or become commercially viable. Even if we and our collaborators are able to commercialize our technology, which may include licensing, we may never recover our research and development expenses.

We will need substantial additional financing to support our growth and ongoing operations. Additional capital may be difficult to obtain, restrict our operations, require us to relinquish rights to our technologies or drug product candidates, encumber our assets and result in ongoing debt service cost, or result in additional dilution to our stockholders.

Our business will require additional capital for implementation of our long-term business plan and product development and commercialization. As we require additional funds, we may seek to fund our operations through the sale of additional equity securities, debt financing and/or strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on favorable terms. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to the COVID-19 pandemic and geopolitical events, including civil or political unrest. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity.

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

We hold a portion of our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts, and our liquidity and operations could be adversely affected if a financial institution holding such funds fails.

We hold our a portion of cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts at multiple financial institutions. The balances held in these accounts typically exceed the Federal Deposit Insurance Corporation, or FDIC, standard deposit insurance limit of $250,000 per depositor and per institution. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of our funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations, including payroll obligations.

For example, on March 10, 2023, SVB was closed and the FDIC was appointed receiver for the bank. The FDIC created a successor bridge bank, and all deposits of SVB were transferred to the bridge bank under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. Access to and availability of deposits was delayed, though ultimately, in that case, restored. If financial institutions in which we may hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that the applicable governmental agencies would take action to protect our uninsured deposits or make deposits available in a similar manner.

We also maintain investment accounts with financial institutions in which we hold our marketable securities and, if access to the funds we use for working capital and operating expenses is impaired, we may not be able to open new operating accounts or to sell investments or transfer funds from our investment accounts to new operating accounts in a timely manner sufficient to meet our operating expense obligations. In addition, to the extent that the financial institutions with which we hold securities fail or are associated with banks that fail, there may be delays or other access restrictions with respect to such securities, similar to those described above for deposit accounts.

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

The Loan Agreement includes customary covenants including covenants requiring us to maintain our corporate existence and governmental approvals, deliver certain financial reports and maintain insurance coverage as well as a requirement that we maintain in our accounts at SVB unrestricted and unencumbered cash equal to the lesser of all of our cash and 110% of our obligations to SVB. Additionally, we are restricted in our ability to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets and agree to a change in control. Upon the occurrence of an event of default, which includes our failure to satisfy our payment obligations under the Loan Agreement, the breach of certain of these covenants under the Loan Agreement, or the occurrence of a material adverse change in our business, SVB is entitled to accelerate amounts due under the Loan Agreement and dispose the collateral as permitted under applicable law. Any declaration by SVB of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

On March 10, 2023, SVB was closed and the FDIC was appointed receiver for the bank. The FDIC created a successor bridge bank, Silicon Valley Bridge Bank, N.A., or SVBB, and all deposits of SVB were transferred to SVBB under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. SVBB continues to hold our Term Loans under the same existing terms and covenants which were in place with SVB. We are working with SVBB to seek more flexibility under the Loan Agreement in respect of requirements for how our accounts are held.

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common shares held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Smaller reporting companies have reduced disclosure obligations, such as an exemption from providing selected financial data and an ability to provide simplified executive compensation information and only two years of audited financial statements.

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

The price of our common stock can be volatile, and in the past companies that have experienced volatility in the market price of their common stock have been subject to an increased incidence of securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

We incur significant costs as a result of being a public company and our management is required to devote substantial time to meet compliance obligations.

As a public company, and particularly as we are no longer an emerging growth company, we incur significant legal, accounting and other expenses. We are subject to reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Wall Street Reform and Protection Act that increase public companies’ legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on personnel, systems and resources. Our management and other personnel devote a substantial amount of time to these compliance initiatives. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. Until such time as we are no longer a "smaller reporting company" with less than $100 million in annual revenue, our auditors will not be required to attest as to our internal control over financial reporting.

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

A significant number of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours.

In November 2022, we completed a private placement of shares of our common stock, pre-funded warrants to purchase shares of our common stock and warrants to purchase shares of our common stock (or pre-funded warrants to purchase common stock in lieu thereof) to several accredited investors. We have filed a registration statement covering the resale of these shares by the purchasers in this private placement, and have agreed to keep such registration statements effective until the date the shares covered by the registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act.

In addition, we have filed registration statements registering all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to black-out periods and volume limitations applicable to affiliates.

We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell registered common stock, preferred stock, debt securities, warrants, rights and/or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal office is located in Boston, Massachusetts. In March 2022, we entered into a License Agreement pursuant to which we relocated our corporate headquarters from Cambridge, Massachusetts to Boston, Massachusetts. We currently lease approximately 13,000 square feet of office and laboratory space under a lease that expires in April 2026. We use this space as our principal executive offices and for general office, research and development, and laboratory uses. The monthly rental rate is currently $209,700 until April 2023 and when it will increase to $218,088. In April 2024, it will increase to $226,800 and in April 2025 will increase to $235,883 for the remainder of the term through April 2026. We also lease additional laboratory space consisting of one procedure and two holding rooms. The monthly payments due under this lease agreement will be approximately $59,000 until November 2023 and will increase to $61,500 for the remainder of the lease term which expires in November 2024.

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

As of March 13, 2023, there were approximately 108 registered holders of our common stock.

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

Recent Sales of Unregistered Securities

During the period covered by this Annual Report on Form 10-K, we did not issue any unregistered equity securities other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

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

While we have demonstrated the potential application of our protein designed Immuno-STAT platform in preclinical studies in cancer, chronic infectious disease, and autoimmune disease, we are currently prioritizing and strategically focusing on CUE-101 and CUE-102 drug product candidates for treating cancer in our CUE-100 series, which exploits rationally engineered interleukin 2, or IL-2, in context of the core Immuno-STAT framework for selective activation of targeted tumor-specific T cells. We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop CUE-103 and our Neo-STAT and RDI-STAT programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series.

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

The COVID-19 Pandemic

The COVID-19 pandemic prompted governments and regulatory bodies throughout the world to enact restrictions on businesses, public gatherings and travel to minimize the risk of virus transmission in the population. Beginning in March 2020, we undertook precautionary measures intended to help mitigate the risk of virus transmission to our employees, including the establishment of remote working standards, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, along with measures designed to protect the health of all those entering our office.

We have experienced supply chain disruptions for lab supplies used in our preclinical research as well as delays with some of our CROs. In January 2021, we were notified by our contract manufacturing organization, or CMO, that the manufacture of our good manufacturing practice, or GMP, material for the CUE-102 drug product candidate would be delayed by approximately six weeks due to the invocation of the Defense Production Act, or DPA, which gives priority to the manufacture of vaccines and other drug products used to prevent or treat COVID-19. The delay in the manufacturing of our CUE-102 GMP batch impacted the filing date of the CUE-102 IND, which was planned for the fourth quarter of 2021 but was instead filed on March 31, 2022.

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

A fundamental part of our corporate development strategy is to establish one or more strategic partnerships with leading pharmaceutical or biotechnology organizations that will allow us to more fully exploit the potential of our technology platform, such as our collaboration described below under the heading “Collaboration Agreement with LG Chem”.

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

While the Company’s significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Form 10-K, we believe that the estimates, assumptions and judgments involved in the following accounting policies may have the greatest potential impact on the financial statements, so we consider these to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the year ended December 31, 2022.

Revenue Recognition

We recognize collaboration revenue under certain of our license and collaboration agreements that are within the scope of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606. Our contracts with customers typically include promises related to licenses to intellectual property and research and development services. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. Accordingly, the transaction price is generally comprised of a fixed fee due at contract inception and variable consideration in the form of milestone payments due upon the achievement of specified events and tiered royalties earned when customers recognize net sales of licensed products. We measure the transaction price based on the amount of consideration to which we expect to be entitled in exchange for transferring the promised goods and/or services to the customer. We utilize the “most likely amount” method to estimate the amount of variable consideration, to predict the amount of consideration to which we will be entitled for our one open contract. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of each arrangement that includes development and regulatory milestone payments, we evaluate whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method.

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

We evaluate the status of our research and development agreements and contracts, and the carrying amount of the related assets and liabilities, at each quarter end and year end reporting date, and adjust the carrying amounts and their classification on the balance sheet as appropriate.

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

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Until we have established a trading history for our common stock that approximates the expected term of the options, estimated volatility is based on the average historical volatilities of comparable public companies in a similar industry. The expected dividend yield is based on the current yield at the grant date; we have never declared or paid dividends and have no plans to do so for the foreseeable future. As permitted by Staff Accounting Bulletin No. 107, due to our limited trading history and option activity, management utilizes the simplified method to estimate the expected term of options at the date of grant. The exercise price is determined based on the fair value of our common stock at the date of grant. We account for forfeitures as they occur.

We recognize the fair value of stock-based compensation in general and administrative expenses and in research and development expenses in the consolidated statements of operations and comprehensive loss, depending on the type of services provided by the recipient of the equity award.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. At December 31, 2022, two of these milestones had been achieved, as we had filed an investigational new drug application, or IND, in 2019, and initiated the investigator sponsored Phase 1b neoadjuvant clinical trial for CUE-101 in 2021.
•
Incur minimum product development costs per year until the first commercial sale of the first Licensed Product.

We were in compliance with our obligations under the Einstein License at December 31, 2022 and 2021.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions that will be triggered if we fail to meet our obligations thereunder.

We account for the costs incurred in connection with the Einstein License in accordance with ASC 730, Research and Development. For the years ended December 31, 2022 and 2021, costs incurred with respect to the Einstein License aggregated $0 and $619,000, respectively. Such costs are included in research and development costs in our consolidated statements of operations and other comprehensive loss.

Pursuant to the Einstein License, we issued to Einstein 671,572 shares of our common stock in connection with the consummation of the initial public offering of our common stock on December 27, 2017.

See “Our License Agreement with Einstein” under Part I, Item 1 of the Annual Report on Form 10-K for additional discussion of the Einstein License.

Collaboration Agreement with Merck

On November 14, 2017, we entered into an Exclusive Patent License and Research Collaboration Agreement, or the Merck Collaboration Agreement, with Merck Sharp & Dohme Corp., or Merck, for a partnership to research and develop certain of our proprietary biologics that target certain autoimmune disease indications, or the Initial Indications. We viewed the Merck Collaboration Agreement as a strategic component of our development strategy since it has subsidized the research for and advanced our early autoimmune programs through partnership with a world class pharmaceutical company, while allowing us to continue focusing on our more advanced cancer programs. The research program outlined in the Merck Collaboration

Agreement entailed (1) our research, discovery and development of certain Immuno-STAT drug product candidates up to the point of demonstration of certain biologically relevant effects, or Proof of Mechanism, and (2) the further development by Merck of the Immuno-STAT drug product candidates that have demonstrated Proof of Mechanism, or the Proposed Product Candidates, up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates' profiles as described in the Merck Collaboration Agreement. The research collaboration term under the Merck Collaboration Agreement expired on December 31, 2021 and, as of December 20, 2022, the Merck Collaboration Agreement terminated.

For the purposes of this collaboration, we granted to Merck under the Merck Collaboration Agreement an exclusive license under certain of our patent rights, including a sublicense of patent rights licensed from Einstein, to the extent applicable to the specific Immuno-STAT that were elected to be developed by Merck. So long as Merck continued product development on a Proposed Product Candidate, we were restricted from conducting any development activities within the Initial Indication covered by such Proposed Product Candidate other than pursuant to the Merck Collaboration Agreement.

In exchange for the licenses and other rights granted to Merck under the Merck Collaboration Agreement, Merck paid to us a $2.5 million nonrefundable up-front payment. The Merck Collaboration Agreement required us to deploy the first $2.5 million of milestone payments received under the agreement to fund and support contract research. For the years ended December 31, 2022 and 2021, we recorded approximately $0 and $2,155,000, respectively, in collaboration revenue related to the Merck Collaboration Agreement. We did not record short or long-term research and development liabilities on our balance sheet dated December 31, 2022 and December 31, 2021, as the performance obligation was completed on December 31, 2021. The research term and financial support of research conducted under the Merck Collaboration Agreement expired on December 31, 2021, and as of December 20, 2022, all rights granted to Merck under the Merck Collaboration Agreement were returned to us with no further obligations to Merck.

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

Pursuant to the LG Chem Collaboration Agreement, we granted LG Chem an exclusive license to develop, manufacture and commercialize our lead product, CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens, or Product Candidates (to be elected within a defined timeframe), in Australia, Japan, Republic of Korea, Singapore, Malaysia, Vietnam, Thailand, Philippines, Indonesia, China (including Macau and Hong Kong) and Taiwan, which we refer to collectively as the LG Chem Territory. On December 20, 2018, we reported the selection of WT1, as the first target antigen for a Product Candidate under the LG Chem Collaboration Agreement. In June 2021, after ongoing negotiations regarding the selection of the second of the two additional cancer antigens, we decided, along with LG Chem, to allow the defined selection period to expire without a second antigen being selected. We retain rights to develop and commercialize all assets included in the LG Chem Collaboration Agreement in the United States and in global markets outside of the LG Chem Territory. Under the LG Chem Collaboration Agreement, we will engineer the selected Immuno-STATs for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, thereby enhancing our market reach by providing for greater patient coverage of populations in global markets, while LG Chem will establish a chemistry, manufacturing and controls, or CMC, process for the development and commercialization of selected Product Candidates. The LG Chem Collaboration Agreement provided LG Chem with the option to select one additional Immuno-STAT for an oncology target, or an Additional Immuno-STAT, for an exclusive worldwide development and commercialization license. On December 18, 2019, we and LG Chem entered into a global license and collaboration agreement, which was amended on November 5, 2020. We refer to such agreement, as amended, as the Global License and Collaboration Agreement. The Global License and Collaboration Agreement supersedes the provisions of the LG Chem Collaboration Agreement related to LG Chem’s option for an Additional Immuno-STAT but generally does not become effective unless and until LG Chem exercises its option, other than certain select provisions including the length of the option period and representations, warranties and covenants of the parties. On April 30, 2021, LG Chem’s option pursuant to the Global License and Collaboration Agreement expired, and accordingly the Global License and Collaboration Agreement no longer contains any material obligations of ours including the option to co-develop and co-commercialize the additional program worldwide.

Under the terms of the LG Chem Collaboration Agreement, LG Chem paid us a $5.8 million non-refundable, non-creditable up-front payment and purchased approximately $5.0 million of shares of our common stock at a price per share equal to a 20% premium to the volume weighted-average closing price per share over the thirty (30) trading day period immediately prior to the effective date of the LG Chem Collaboration Agreement. We are also eligible to receive additional aggregate payments of up to approximately $400.0 million if certain research, development, regulatory and commercial milestones are successfully achieved. On May 16, 2019, we earned a $2.5 million milestone payment for the FDA’s acceptance of the IND for our lead drug product candidate, CUE-101, pursuant to the LG Chem Collaboration Agreement. On December 7, 2020, we earned a $1.25 million milestone payment on the selection of a preclinical candidate pursuant to the LG Chem Collaboration Agreement. On November 23, 2021, we earned a $3.0 million milestone on the confirmation of Collaboration Product Candidate. In addition, the LG Chem Collaboration Agreement also provides that LG Chem will pay us tiered single-digit royalties on net sales of commercialized Product Candidates, or Collaboration Products, in the LG Chem Territory on a product-by-product and country-by-country basis, until the later of expiration of patent rights in a country, the expiration of regulatory exclusivity in such country, or ten years after the first commercial sale of a Collaboration Product in such country, subject to certain royalty step-down provisions set forth in the LG Chem Collaboration Agreement.

Pursuant to the LG Chem Collaboration Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Drug Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products. In return for performing CMC process development, LG Chem is eligible to receive low-single digit royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. For the years ended December 31, 2022 and 2021, we recognized revenue of approximately $1,245,000 and approximately $12,786,000, respectively, related to the LG Chem Collaboration Agreement. As of December 31, 2022, we recorded short-term research and development liabilities on our balance sheet of $0. As of December 31, 2021, we recorded short- and long-term research and development liabilities on our balance sheet of approximately $645,000. The majority of the research phase of the LG Chem Collaboration Agreement was substantially complete on March 31, 2022.

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

Research and development expenses consist primarily of compensation expenses, fees paid to consultants, outside service providers and organizations (including research institutes at universities), facility expenses, and development and clinical trial expenses with respect to our drug product candidates. We charge research and development expenses to operations as they are incurred. We expect research and development expenses to increase in the future as we continue to advance the clinical development of CUE-101 and CUE-102, including our ongoing and planned clinical trials, and develop potential future drug product candidates based on our technology and research. We also believe that rising inflation, supply chain disruptions and labor shortages may also contribute to increased research and development costs.

Years Ended December 31, 2022 and 2021

Our consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021, as discussed herein are presented below.

	Years Ended December 31,
	2022	2021
Collaboration revenue	$1,245,227	$14,941,370
Operating expenses (income):
General and administrative	16,168,586	17,306,678
Research and development	38,578,083	41,346,765
Gain on right-of-use asset termination	(276,633)	—
Total operating expenses	54,470,036	58,653,443
Loss from operations	(53,224,809)	(43,712,073)
Other income (expense):
Interest income	928,242	45,898
Interest expense	(713,815)	—
Total other income	214,427	45,898
Loss before provision for income taxes	(53,010,382)	(43,666,175)
Provision for income taxes	—	(495,000)
Net loss	$(53,010,382)	$(44,161,175)
Unrealized loss from available-for-sale securities	(95,873)	(7,131)
Comprehensive loss	$(53,106,255)	$(44,168,306)
Net loss per common share – basic and diluted	$(1.49)	$(1.41)
Weighted average common shares outstanding – basic and diluted	35,649,134	31,285,418

Collaboration Revenue

Collaboration revenue totaled approximately $1,245,000 and $14,941,000 for the years ended December 31, 2022 and 2021, respectively. This decrease of approximately $13,696,000 was due to the expiration of the research collaboration term under the Merck Collaboration Agreement on December 31, 2021 and the completion of the research phase under the LG Chem Collaboration Agreement at March 31, 2022. All collaboration revenue recognized was related to the performance of services under our collaboration agreements with Merck and LG Chem.

General and Administrative

General and administrative expenses totaled approximately $16,169,000 and $17,307,000 for the years ended December 31, 2022 and 2021, respectively. This decrease of approximately $1,138,000 was due primarily to lower professional and consulting fees, rent, stock-based compensation, offset by employee and board compensation and other business expenses related to the ongoing management of the company.

General and administrative expenses for the year ended December 31, 2022 included expenses related to employee and board compensation of $4,766,000 professional and consulting fees of approximately $4,676,000, stock-based compensation of $4,615,000, rent of $899,000, and other general and administrative expenses totaling $1,213,000.

General and administrative expenses for the year ended December 31, 2021 included expenses related to professional and consulting fees of approximately $5,564,000, stock-based compensation of $5,308,000, employee and board compensation of $4,182,000, rent of $1,082,000, and other general and administrative expenses totaling $1,171,000.

Research and Development

Research and development expenses totaled approximately $38,578,000 and $41,347,000 for the years ended December 31, 2022 and 2021, respectively. This decrease of approximately $2,769,000 was due primarily to lower laboratory and drug substance manufacturing costs, other professional fees, licensing fees and rent, offset by employee and Scientific and Clinical Advisory Board compensation.

Research and development expenses for the year ended December 31, 2022 included expenses related to employee and Scientific and Clinical Advisory Board compensation of approximately $10,087,000, research and laboratory expenses of $9,966,000, clinical expenses of $6,690,000, stock-based compensation of $4,881,000, rent of $3,283,000, and other research and development related expenses totaling $3,671,000.

Research and development expenses for the year ended December 31, 2021 included expenses related to research and laboratory expenses of approximately $12,321,000, employee and Scientific and Clinical Advisory Board compensation of $9,634,000, stock-based compensation of $6,208,000, clinical expenses of $4,301,000, rent of $3,881,000, and other research and development related expenses of  $5,002,000.

Gain on Right-of-use Asset Termination

Gain on right-of-use asset termination was approximately $277,000 and $0 for the years ended December 31, 2022 and 2021, respectively. This increase of $277,000 for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was due to the gain on right-of-use asset related to the termination of our operating lease agreement for our laboratory and office space in Cambridge, Massachusetts at 21 Erie Street, effective on April 30, 2022, and the termination of our lease agreement for additional procedure and holding rooms in Cambridge, Massachusetts effective December 6, 2022.

Interest Income

Interest income was approximately $928,000 for the year ended December 31, 2022, as compared to approximately $46,000 for the year ended December 31, 2021. Interest income for the year ended December 31, 2022 included approximately $437,000 in income resulting from amortization of discounts received on certain of our marketable securities, approximately $170,000 of interest income from our operating sweep account, and approximately $321,000 from amortization/accretion on investments, compared to approximately $46,000 of other income for the year ended December 31, 2021.

Foreign Withholding Taxes

Provision for income tax for the years ended December 31, 2022 and 2021 was comprised of $0 and approximately $495,000, respectively, in foreign income tax expense on LG Chem milestone payments in each year.

Interest Expense

Interest expense was approximately $714,000 and $0 for the years ended December 31, 2022 and 2021, respectively. This increase of $714,000 was primarily due to cash paid for interest expense related to the proceeds from borrowings under our Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, of $679,000, and amortization of deferred issuance costs of $31,000.

Net Loss

As a result of the foregoing, our net loss was approximately $53,010,000 for the year ended December 31, 2022, as compared to approximately $44,161,000 for the year ended December 31, 2021.

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities, cash received from Merck and LG Chem under the respective collaboration agreements and borrowings under the Loan Agreement. At December 31, 2022 and December 31, 2021, we had cash, cash equivalents and marketable securities totaling approximately $76,289,000 and approximately $64,400,000, respectively, available to fund our ongoing business activities. Additional information concerning our financial condition and results of operations is provided in the financial statements included in this Annual Report on Form 10-K.

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

In June 2020, we entered into an ATM equity offering sales agreement, or the June 2020 ATM Agreement, with Stifel Nicolaus & Company, Inc., or Stifel, to sell shares of our common stock for aggregate gross proceeds of up to $40.0 million, from time to time, through an “at-the-market” equity offering program under which Stifel acted as sales agent. As of December 31, 2022, we had sold 907,700 shares of common stock under the June 2020 ATM Agreement for proceeds of $10.4 million, net of commissions paid, but excluding transaction expenses. The June 2020 ATM Agreement was terminated prior to entering into the October 2021 ATM Agreement (as defined below).

In October 2021, we entered into an open market sale agreement, or the October 2021 ATM Agreement, with Jefferies LLC, or Jefferies, to sell shares of our common stock for aggregate gross proceeds of up to $80.0 million, from time to time, through an ATM equity offering program under which Jefferies acts as sales agent. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80.0 million of shares of our common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by us or Jefferies. As of December 31, 2022, we had sold an aggregate of 3,593,407 shares of common stock under the October 2021 ATM Agreement for proceeds of $23.6 million, net of commissions paid, but excluding transaction expenses.

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

The Loan Agreement permits voluntary prepayment of all, but not less than all, of the Term Loans, subject to a prepayment premium except if the facility is refinanced with another SVB facility. Such prepayment premium would be 3.00% of the principal amount of the Term Loans if prepaid prior to the first anniversary of the date on which we entered the Loan Agreement, 2.00% of the principal amount of the Term Loan if prepaid on or after the first anniversary of the date on which we entered the Loan Agreement but prior to the second anniversary of the date on which we entered the Loan Agreement, and 1.00% of the principal amount of the Term Loan if prepaid on or after the second anniversary of the date on which we entered the Loan Agreement. Upon prepayment or repayment in full of the Term Loans, we will be required to pay a one-time final payment fee equal to 5.00% of the original principal amount of any funded Term Loans being repaid. The Loan Agreement also requires us to maintain in accounts at the Lender unrestricted and unencumbered cash equal to the lesser of all of our cash and 110% of the obligations to the Lender.

On March 10, 2023, SVB was closed and the FDIC was appointed receiver for the bank. The FDIC created a successor bridge bank, Silicon Valley Bridge Bank, N.A., or SVBB, and all deposits of SVB were transferred to SVBB under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. SVBB continues to hold our Term Loans under the same existing terms and covenants which were in place with SVB. The vast majority of the Company’s cash, cash equivalents and marketable securities reside in custodial accounts at US Bank for which SVB Asset Management is the advisor.

On November 14, 2022, we entered into securities purchase agreements with accredited investors pursuant to which on November 16, 2022, we issued and sold to such investors in a private placement an aggregate of 7,656,966 shares of common stock and, in lieu of shares of common stock to certain investors, pre-funded warrants, or Pre-Funded Warrants, to purchase an aggregate of 1,531,440 shares of common stock, and, in each case, accompanying warrants, or Warrants, to purchase an aggregate of up to 9,188,406 additional shares of common stock (or Pre-Funded Warrants in lieu thereof) at a price of $3.265 per share and accompanying Warrant (or $3.2649 per Pre-Funded Warrant and accompanying Warrant), or the PIPE Financing. The exercise price of the Warrants is $3.93 per share, or if exercised for a Pre-Funded Warrant in lieu thereof, $3.9299 per Pre-Funded Warrant. The Warrants are exercisable at any time after they are issued and ending on the fifth anniversary of the closing. The Pre-Funded Warrants are exercisable at any time after they are issued and will not expire. We received aggregate gross proceeds from the PIPE Financing of approximately $30 million, before deducting placement agent fees and offering expenses of $2.6 million. Piper Sandler & Co. acted as lead placement agent and Public Ventures LLC acted as co-placement agent for the PIPE Financing.

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

Cash Flows

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the year ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(41,805,954)	$(38,837,166)
Investing activities	(24,609,877)	9,108,511
Financing activities	53,659,133	19,233,322
Net decrease in cash, cash equivalents, and restricted cash	$(12,756,698)	$(10,495,333)

Operating Activities

During the year ended December 31, 2022, we used cash of approximately $41,806,000 in operating activities, as compared to approximately $38,837,000 of cash used in operating activities during the year ended December 31, 2021. Cash used during the year ended December 31, 2022 consisted primarily of our net loss of approximately $53,010,000, and decreases of approximately $1,071,000 in accrued expenses, $735,000 in operating lease liability, $645,000 in research and development contract liabilities, $395,000 in deposits, $321,000 in amortization of premium/discount on purchased securities, and $277,000 on gain on right-of-use asset modification. Cash used was partially offset by increases of approximately $9,496,000 in stock-based compensation expense, $3,085,000 in accounts receivable, $922,000 in depreciation and amortization, $884,000 operating lease right-of-use asset, $109,000 in accretion of final payment of term loan, $83,000 in accounts payable, $34,000 in prepaids and other assets, $31,000 in amortization of debt issuance costs, and $4,000 on loss on disposal of fixed asset.

Cash used during the year ended December 31, 2021 consisted primarily of our net loss of approximately $44,161,000, and decreases of approximately $7,973,000 in research and development contract liabilities, $3,036,000 in operating lease right-of-use asset, $1,725,000 in accounts receivable, $200,000 in prepaid expense and deposits, $22,000 on gain on disposal of fixed asset, and $5,000 in amortization of premium/discount on purchased securities. Cash used was partially offset by increases of approximately $11,516,000 in stock-based compensation expense, $2,907,000 in operating lease liability, $1,833,000 in accrued expenses, approximately $1,258,000 in depreciation and amortization, $250,000 in other assets as well as $520,000 in accounts payable.

Investing Activities

During the year ended December 31, 2022, our investing activities used approximately $24,610,000 in cash, compared to cash generated by investing activities of approximately $9,109,000 during the year ended December 31, 2021. Cash used during the year ended December 31, 2022 consisted primarily of approximately $29,445,000 for the purchase of marketable securities, and purchases of property and equipment of $171,000, offset by $5,000,000 for the redemption of marketable securities, and the cash received for sale of fixed assets of approximately $6,000. Cash generated during the year ended December 31, 2021, consisted primarily of approximately $10,000,000 for the redemption of marketable securities, cash received for sale of fixed assets of approximately $22,000, offset by the purchase of property and equipment of approximately $913,000.

Financing Activities

During the year ended December 31, 2022, we generated cash from financing activities of approximately $53,659,000, compared to approximately $19,233,000 during the year ended December 31, 2021. Cash generated during the year ended December 31, 2022 consisted primarily of cash proceeds from the common stock sold through the October 2021 ATM Agreement of approximately $16,599,000, net of underwriting commissions and fees, cash proceeds from the sale of common stock in the PIPE Financing, net of fees of $22,702,000, cash proceeds from the sale of pre-funded warrants in the PIPE Financing of $4,700,000, net of fees, and $10,000,000 of proceeds from borrowing under the term loan, offset by restricted stock awards net of taxes withheld of $200,000 and $142,000 for the payment of debt issuance costs. Cash generated during the year ended December 31, 2021 consisted primarily of cash proceeds from the common stock sold through our ATM sales agreements with Stifel and Jefferies of approximately $17,385,000, net of underwriting commissions and fees, and the exercise of common stock options of approximately $2,599,000, offset by restricted stock awards net of taxes withheld of $750,000.

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

•
continue the clinical development of our CUE-100 series, including CUE-101 and CUE-102;
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

In the first quarter of 2022, we determined to prioritize and strategically focus on our CUE-101 and CUE-102 oncology programs in our CUE-100 series. We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop CUE-103 and our Neo-STAT and RDI-STAT programs, as well as our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series. In 2022, we also determined to take proactive steps to decrease our office and lab footprint and to restructure our research and development functions in support of prioritized corporate objectives and strategies. These steps have realized cost savings to date that have been allocated to our key programs.

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2022 will enable us to fund our operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Principal Commitments

Leased Facilities

On March 28, 2022, we entered into a License Agreement, or the License, with MIL 40G, LLC, or the Licensor, pursuant to which we lease approximately 13,000 square feet of office, research and development and laboratory space located at 40 Guest Street, Boston, Massachusetts 02135, or the Premises. We relocated our corporate headquarters to the Premises in April 2022. On March 28, 2022, we terminated our operating lease agreement for laboratory and office space in Cambridge, Massachusetts at 21 Erie Street, or the Laboratory and Office Lease, with an effective termination date of April 30, 2022. We performed an analysis of the accounting implications of this termination based on ASC 360 Impairments and Abandonments guidance. For the year ended December 31, 2022, we recorded an adjustment to decrease the right-of-use asset and lease liability of approximately $8,124,000 and $8,382,000, respectively, and recorded a gain on right-of-use asset included in the consolidated statement of operations and other comprehensive loss of approximately $258,000.

We recognized a right of use asset of approximately $9,056,000 and an operating lease liability of approximately $9,056,000 which were recorded as of the Term Commencement Date (as defined below) related to the License.

The term of the License commenced on April 15, 2022, or the Term Commencement Date, and expires on April 14, 2026, or the Term. The License has a monthly rental rate of $200,700 for the first year of the Term, $208,728 for the second year of the Term, $217,077 for the third year of the Term and $225,760 for the remainder of the Term. Pursuant to the License, we prepaid two months of rent and a security deposit. The Licensor is obligated under the License to provide certain services to us, including providing certain gases, chemicals and equipment to the Premises’ laboratory space, IT support, security, office support and health and safety training. The Licensor has the right to terminate the License for Cause (as defined in the License).

On May 3, 2022, we entered into the First Amendment to the License, or the First Amendment, with the Licensor, pursuant to which the License was expanded to include an additional room effective July 15, 2022. In consideration of the First Amendment, the security deposit was increased from $225,760 to $235,884 effective July 15, 2022. Upon execution of the First Amendment, we prepaid three months of rent, two of which will be held in escrow and credited against future rent payments and the other of which was applied to the first month’s rent. Effective July 15, 2022, the monthly rental rate under the First Amendment increased to $209,700 from $200,700. During the year ended December 31, 2022, we recognized a right of use asset of approximately $369,000 and a short and long term operating lease liability of approximately $100,300 and $260,600, respectively, using the weighted average discount rate of 8%, which were recorded as of the Term Commencement Date related to the License.

On May 31, 2022, we entered into an operating lease for additional laboratory space at 40 Guest Street, Boston, Massachusetts for the period from December 1, 2022, through December 1, 2024, or the 40G Additional Laboratory Lease. The 40G Additional Laboratory Lease contains escalating payments during the lease period. The monthly rental rate under the 40G Additional Laboratory Lease is $59,152 for the first 12 months and $61,519 for the remainder of the term. Under the terms of this lease agreement, we prepaid three months of rent, two of which will be held in escrow and credited against future rent payments and the other of which was applied to the first month’s rent. During the year ended December 31, 2022, we recognized a right of use asset of approximately $1,307,000 and a short and long term operating lease liability of approximately $712,000, and $535,000, respectively, using the weighted average discount rate of 10%, which were recorded as of the Term Commencement Date related to the License.

On September 9, 2022, we terminated our lab space lease in Cambridge, Massachusetts with MIL 21E, LLC with an effective termination date of December 6, 2022. We performed an analysis of the accounting implications of this termination based on ASC 360 Impairments and Abandonments guidance. During the year ended December 31, 2022, we recorded an entry to remove the remaining lease liability and right of use asset of $963,000 and $945,000, respectively. The difference between the carrying amounts of the right of use asset and lease liability of $19,000 was recorded to gain on right of use asset termination and included in the consolidated statement of operations.

For the year ended December 31, 2022, we recorded approximately $626,000 in interest expense to the lease liability.

At December 31, 2022, we recorded approximately $9,203,000 to operating lease right-of-use asset, and approximately $3,300,000 and $6,018,000 to the short-term and long-term operating lease liability, respectively. At December 31, 2021, we recorded approximately $9,809,876 to operating lease right-of-use asset, and approximately $4,931,675 and

$5,121,179 to short- and long-term operating lease liability, respectively. As of December 31, 2022 and 2021, a security deposit of approximately $794,000 was included in deposits on the consolidated balance sheet related to the 40G Additional Laboratory Lease. Cash was collected in the amount of approximately $803,000 for the 21 Erie Laboratory and Office Lease during the year ended December 31, 2022.

Manufacturing Agreement with Catalent

We entered into an agreement with Catalent Pharma Solutions, LLC or Catalent, for Catalent to provide us with contracted manufacturing services related to the manufacture of CUE-102 materials. At December 31, 2022, we have committed to contract manufacturing services totaling approximately $2,423,000 in which work will begin in January 2023.

Einstein License Agreement

Our commitments with respect to the Einstein License are summarized above at “Significant Contracts and Agreements Related to Research and Development Activities”.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (the 2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a non-accelerated filer and a "smaller reporting company", as defined in Rule 12b-2 under the Exchange Act, our independent registered public accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item (other than the information required by Item 402(v) of Regulation S-K) is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cue Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cue Biopharma, Inc. and its subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the Company’s Ability to Continue as a Going Concern

As discussed in Note 1 of the consolidated financial statements, the Company is in the development stage and has incurred recurring losses and negative cash flows from operations since inception and expects to incur additional loses in the future. Additionally, the Company’s Term Loan Agreement contains customary representations, warranties, events of default and covenants, including a requirement that the Company maintain in accounts at the Lender unrestricted and unencumbered cash equal to the lesser of all the Company’s cash and 110% of the obligations to the Lender. As of December 31, 2022, the Company had cash, cash equivalents and marketable securities of approximately $76.3 million. Management believes that current cash, cash equivalents and marketable securities on hand at December 31, 2022 are sufficient to fund operations for at least the next twelve months from the date of issuance of these financial statements; however, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund research and development costs in order to seek approval for commercialization of its drug product candidates.

We identified the evaluation of the Company’s ability to continue as a going concern as a critical audit matter due to the high degree of auditor judgment in evaluating the uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgements and assumptions in estimating these cash flows.

Our audit procedures related to the Company’s assertion of its ability to continue as a going concern included the following, among others:

•
Evaluated the Company’s forecasted working capital, operating expenses, and uses and sources of cash within management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included:
o
Comparing prior period forecasts to actual results.
o
Developing an understanding of management’s expectations for future changes through inquiry and review of budgets.
o
Evaluating the positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and the Company’s relationship with its financing partner.
•
Evaluated subsequent event activity related to additional cash available or needed to fund working capital requirements.
•
Evaluated the completeness and accuracy of the Company’s disclosures.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Boston, Massachusetts

March 21, 2023

CUE BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$51,614,102	$64,370,800
Marketable securities	24,674,903	—
Accounts receivable	57,252	3,142,527
Prepaid expenses and other current assets	841,217	954,792
Total current assets	77,187,474	68,468,119
Property and equipment, net	1,499,263	2,111,949
Operating lease right-of-use asset	9,202,670	9,809,876
Deposits	3,115,712	2,720,991
Restricted cash	150,000	150,000
Other long term assets	128,333	140,000
Total assets	$91,283,452	$83,400,935
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,731,123	$2,590,701
Accrued expenses	3,554,211	4,619,963
Research and development contract liability, current portion	—	645,344
Operating lease liabilities, current portion	3,300,173	4,931,675
Current portion of long-term debt, net	1,963,028	—
Total current liabilities	11,548,535	12,787,684
Operating lease liabilities, net of current portion	6,017,613	5,121,179
Long-term debt, net	8,034,729	—
Total liabilities	25,600,877	17,908,863
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized – 10,000,000 shares; issued and outstanding – none	—	—
Common stock, $0.001 par value; authorized – 100,000,000 shares; issued and outstanding – 43,042,548 shares and 32,202,496 shares at December 31, 2022 and 2021, respectively	43,042	32,202
Additional paid-in capital	316,192,002	262,906,084
Accumulated other comprehensive income	(95,873)	—
Accumulated deficit	(250,456,596)	(197,446,214)
Total stockholders’ equity	65,682,575	65,492,072
Total liabilities and stockholders’ equity	$91,283,452	$83,400,935

See accompanying notes to consolidated financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2022	2021
Collaboration revenue	$1,245,227	$14,941,370
Operating expenses (income):
General and administrative	16,168,586	17,306,678
Research and development	38,578,083	41,346,765
Gain on right-of-use asset termination	(276,633)	—
Total operating expenses	54,470,036	58,653,443
Loss from operations	(53,224,809)	(43,712,073)
Other income (expense):
Interest income	928,242	45,898
Interest expense	(713,815)	—
Total other income	214,427	45,898
Loss before provision for income taxes	$(53,010,382)	$(43,666,175)
Provision for income taxes	—	(495,000)
Net loss	$(53,010,382)	$(44,161,175)
Unrealized loss from available-for-sale securities	(95,873)	(7,131)
Comprehensive loss	$(53,106,255)	$(44,168,306)
Net loss per common share – basic and diluted	$(1.49)	$(1.41)
Weighted average common shares outstanding – basic and diluted	35,649,134	31,285,418

See accompanying notes to consolidated financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-	Accumulated Other		Total
	Shares	Par Value	in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2020	30,351,366	$30,351	$232,159,029	$7,131	$(153,285,039)	$78,911,472
Issuance of common stock from ATM offering, net of sales agent commission and fees	1,383,887	1,384	17,383,284	—	—	17,384,668
Stock-based compensation	—	—	11,515,584	—	—	11,515,584
Exercise of stock options	382,219	382	2,598,400	—	—	2,598,782
Issuance of common stock upon exercise of warrants, net	8,048	8	(8)	—	—	—
Restricted stock awards released	131,667	132	(77)	—	—	55
Restricted stock awards withheld at vesting to cover taxes	(54,691)	(55)	(750,128)	—	—	(750,183)
Unrealized losses from available-for-sale securities	—	—	—	(7,131)	—	(7,131)
Net loss	—	—	—	—	(44,161,175)	(44,161,175)
Balance, December 31, 2021	32,202,496	$32,202	$262,906,084	$—	$(197,446,214)	$65,492,072
Issuance of common stock from ATM offering, net of sales agent commission and fees	3,117,220	3,117	16,595,294	—	—	16,598,411
Issuance of common stock and pre-funded warrants, net of issuance costs	7,656,966	7,657	27,394,687	—	—	27,402,344
Stock-based compensation	—		9,495,876	—	—	9,495,876
Issuance of common stock upon exercise of warrants, net	9,549	10	(10)	—	—	—
Restricted stock awards released	98,335	98	(56)	—	—	42
Restricted stock awards withheld at vesting to cover taxes	(42,018)	(42)	(199,873)	—	—	(199,915)
Unrealized losses from available-for-sale securities	—	—	—	(95,873)	—	(95,873)
Net loss	—	—	—	—	(53,010,382)	(53,010,382)
Balance, December 31, 2022	43,042,548	$43,042	$316,192,002	$(95,873)	$(250,456,596)	$65,682,575

See accompanying notes to consolidated financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(53,010,382)	$(44,161,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	922,216	1,257,662
Stock-based compensation	9,495,876	11,515,584
Amortization of operating lease right-of-use asset	883,839	(3,035,647)
Amortization of premium/discount on purchased securities	(320,612)	(4,581)
Gain on right-of-use asset modification	(276,633)	—
Loss on disposal of fixed asset	3,962	(21,550)
Amortization of debt issuance costs	30,810	—
Accretion of final payment of term loan	108,696	—
Changes in operating assets and liabilities:
Account receivable	3,085,275	(1,725,045)
Prepaid expenses and other current assets	33,602	(50,434)
Other assets	—	250,000
Deposits	(394,721)	(148,515)
Accounts payable	83,110	520,398
Accrued expenses	(1,070,580)	1,832,752
Research and development contract liability, current portion	(645,344)	(7,973,255)
Operating lease liability	(735,068)	2,906,640
Net cash used in operating activities	(41,805,954)	(38,837,166)
Cash flows from investing activities:
Purchases of property and equipment	(170,746)	(913,039)
Cash received from sale of fixed asset	6,205	21,550
Redemption of marketable securities	5,000,000	10,000,000
Purchases of marketable securities	(29,445,336)	—
Net cash (used in) provided by investing activities	(24,609,877)	9,108,511
Cash flows from financing activities:
Proceeds from ATM offering, net of sales agent commission and fees	16,598,411	17,384,668
Proceeds from common stock issuance, net of transaction costs	22,702,345	—
Proceeds from pre-funded warrant issuance, net of transaction costs	4,699,999	—
Proceeds from borrowing under term loan	10,000,000	—
Proceeds from the exercise of stock options	—	2,598,782
Payment of debt issuance costs	(141,749)	—
Restricted stock awards withheld at vesting to cover taxes	(199,873)	(750,128)
Net cash provided by financing activities	53,659,133	19,233,322
Net decrease in cash, cash equivalents, and restricted cash	(12,756,698)	(10,495,333)
Cash, cash equivalents, and restricted cash at beginning of year	64,520,800	75,016,133
Cash, cash equivalents, and restricted cash at end of year	$51,764,102	$64,520,800
Supplemental disclosures of cash flow information:
Purchases of property and equipment in accounts payable or accrued expenses	$57,312	$—
Cash paid for interest	$570,347	$—
Right-of-use asset and lease liability (new lease)	$10,732,858	$—
Operating lease modification	$8,082,551	$7,616,000

See accompanying notes to consolidated financial statements.

CUE BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

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

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations since inception. As of December 31, 2022, the Company had cash, cash equivalents and marketable securities of approximately $76.3 million. Management believes that current cash, cash equivalents and marketable securities on hand at December 31, 2022 are sufficient to fund operations for at least the next twelve months from the date of issuance of these financial statements; however, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund research and development costs in order to seek approval for commercialization of its drug product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop the Company’s drug product candidates in order to generate future revenue streams.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented.

Public Offerings

In June 2020, the Company entered into an at-the-market ("ATM") equity offering sales agreement (the “June 2020 ATM Agreement”) with Stifel Nicolaus & Company, Inc. ("Stifel") to sell shares of the Company’s common stock for aggregate gross proceeds of up to $40 million, from time to time, through an ATM equity offering program under which Stifel would act as sales agent. As of December 31, 2022, the Company sold an aggregate 2,099,700 shares of common stock under the June 2020 ATM Agreement for proceeds of approximately $32.7 million, net of commissions paid, but excluding transaction expense. The June 2020 ATM Agreement terminated in October 2021 prior to entering into the October 2021 ATM Agreement (as defined below).

In October 2021, the Company entered into an open market sale agreement (the “October 2021 ATM Agreement”) with Jefferies LLC ("Jefferies"), as agent, to sell shares of the Company’s common stock for aggregate gross proceeds of up to $80 million, from time to time, through an ATM equity offering program. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of the Company’s common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by the Company or Jefferies. During the year ended December 31, 2022, the Company sold 3,117,220 shares of common stock under the October 2021 ATM Agreement for proceeds of approximately $16.6 million, net of commissions paid, but excluding transaction expense. As of December 31, 2022, the Company sold an aggregate 3,593,407 shares of common stock under the October 2021 ATM Agreement for proceeds of approximately $23.6 million, net of commissions paid, but excluding transaction expenses, since its inception.

Issuance of Securities through a Private Placement

On November 14, 2022, the Company entered into securities purchase agreements with accredited investors pursuant to which, on November 16, 2022, the Company issued and sold to such investors in a private placement an aggregate of 7,656,966 shares of common stock and, in lieu of shares of common stock to certain investors, pre-funded warrants (or "Pre-Funded Warrants") to purchase an aggregate of 1,531,440 shares of common stock, and, in each case, accompanying warrants, or Warrants, to purchase an aggregate of up to 9,188,406 additional shares of common stock (or Pre-Funded Warrants in lieu thereof) at a price of $3.265 per share and accompanying Warrant (or $3.2649 per Pre-Funded Warrant and accompanying Warrant), (such financing, the "PIPE Financing"). The exercise price of the Warrants is $3.93 per share, or if exercised for a Pre-Funded Warrant in lieu thereof, $3.9299 per Pre-Funded Warrant. The Warrants are exercisable at any time after they are issued and ending on the fifth anniversary of the closing. The Pre-Funded Warrants are exercisable at any time after they are issued and will not expire. The Company received aggregate gross proceeds from the PIPE Financing of approximately $30 million, before deducting placement agent fees and offering expenses of approximately $2.6 million. Piper Sandler & Co. acted as lead placement agent and Public Ventures LLC acted as co-placement agent for the PIPE Financing.

The Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Warrants do not provide any guarantee of value or return at December 31, 2022, the weighted average exercise price is $3.93 and the weighted average contractual life is five years. The Pre-Funded Warrants do not have an expiration date.

The Pre-Funded Warrants met the permanent equity criteria classification. The Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return.

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

COVID-19 Pandemic

The extent to which the COVID-19 pandemic may continue to impact the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the extent of its impact on worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business policies regarding the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic as of December 31, 2022 and through the date of the filing of this Annual Report on Form 10-K. The accounting matters assessed included, but were not limited to, estimates related to collaboration revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets and intangibles. The Company’s future assessment of the potential effects of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Cash Concentrations

The Company maintains its cash balances with a financial institution in federally insured accounts and may periodically have cash balances in excess of insurance limits. The Company maintains its accounts with a financial institution with a high credit rating. The Company has not experienced any losses to date and believes that it is not exposed to any significant credit risk on cash. On March 10, 2023, one of the financial institutions the Company has accounts with, Silicon Valley Bank ("SVB"), was closed and the FDIC was appointed receiver for the bank. The FDIC created a successor bridge bank, Silicon Valley Bridge Bank, N.A. (“SVBB”), and all deposits of SVB were transferred to SVBB under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. See further discussion in Note 18.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company currently invests available cash in money market funds.

Marketable Securities

Marketable securities consist of investments with original maturities greater than ninety days and less than one year from the balance sheet date. The Company classifies all of its investments as available-for-sale securities. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are recognized and determined on a specific identification basis and are included in other comprehensive loss. Realized gains and losses are determined on a specific identification basis and are included in other income on the consolidated statement of operations and comprehensive loss. Amortization and accretion of discounts and premiums is recorded in interest income. The Company has invested available cash in U.S. Treasury obligations.

Restricted Cash

The Company had $150,000 in restricted cash deposited with a commercial bank to collateralize a credit card as of December 31, 2022 and 2021.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years. The Company evaluates the status of this intangible asset for amortization and impairment at each year end reporting date. The Company recorded $11,666 in amortization related to the trademark at December 31, 2022 and 2021.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable drug product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to general and administrative expense as incurred. For the years ended December 31, 2022 and 2021, patent expenses were approximately $2,142,000 and $2,259,000, respectively.

Licensing Fees and Costs

Licensing fees and costs consist primarily of costs relating to the acquisition of the Company’s license agreement (the "Einstein License Agreement") with the Albert Einstein College of Medicine ("Einstein"), including related royalties, maintenance fees, milestone payments and product development costs. Licensing fees and costs are charged to research and development expense as incurred.

Long-Lived Assets

The Company reviews long-lived assets, consisting of property and equipment, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. During the year ended December 31, 2022, the Company sold furniture and fixtures and lab equipment with an acquisition cost of $43,000 and collected cash of $6,200. The Company recorded a loss on the sale of fixed assets of $4,000, which is presented in other income on the consolidated statement of operations and other comprehensive loss. During the year ended December 31, 2021, the Company sold fully depreciated lab equipment with an acquisition cost of $271,820, and the Company recorded a gain on the sale of fixed assets of $21,550, which is presented in other income on the consolidated statements of operations and other comprehensive loss.

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

Stock-Based Compensation

The Company periodically issues stock-based awards to officers, directors, employees, Scientific and Clinical Advisory Board members and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

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

For the year ended December 31, 2022, there is no provision for income taxes in the U.S. because the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred assets. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance. The Company recognized approximately $495,000 of income tax expense related to the foreign taxes withheld from an upfront payment received from LG Chem, Ltd. (“LG Chem”) pursuant to a collaboration agreement with LG Chem (the “LG Chem Collaboration Agreement”) during the year ended December 31, 2021.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the years ended December 31, 2022 and 2021, the Company did not recognize any income tax related interest and penalties. The Company did not have any accruals for income tax related interest and penalties at December 31, 2022 and 2021.

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

At December 31, 2022 and 2021, the Company excluded the outstanding securities summarized below, which entitled the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2022	2021
Common stock warrants	10,719,846	851,969
Common stock options	6,740,122	5,654,168
Nonvested restricted stock units	—	98,335
Total	17,459,968	6,604,472

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

The Company had approximately $45,423,000 in cash equivalents and approximately $24,675,000 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet at December 31, 2022. The Company had approximately $52,509,000 in cash equivalents and $0 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet at December 31, 2021.

The carrying value of financial instruments (consisting of cash, a certificate of deposit, debt, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (CECL). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within each annual reporting period for smaller reporting companies. The Company adopted ASU 2016-13 but there was no financial impact to the Company's consolidated financial statements for the year ended December 31, 2022.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$45,423,219	$—	$—	$45,423,219
Marketable securities	24,674,903	—	—	24,674,903
Total	$70,098,122	$—	$—	$70,098,122

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$52,509,287	$—	$—	$52,209,287
Marketable securities	—	—	—	—
Total	$52,509,287	$—	$—	$52,209,287

As of December 31, 2022 , the Company reported approximately $45,423,000 and $24,675,000 in cash equivalents and marketable securities, respectively. The Company measures the cash equivalents that are invested in money market funds using Level 1 inputs for identical securities. The Company measures the fair value of marketable securities that are invested in U.S. Treasury securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. As of December 31, 2021, the Company reported approximately $52,209,000 of cash equivalents. During the years ended December 31, 2022 and 2021, there were no transfers between Level 2 and Level 3.

The carrying values of accounts receivable, prepaid expenses, other current assets, debt, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.

4. Marketable Securities

As of December 31, 2022, the Company had marketable securities in the amount of $24,674,903. The Company did not have marketable securities at December 31, 2021. The following table presents the Company's marketable securities at December 31, 2022:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$24,770,776	$—	$(95,873)	$24,674,903
	$24,770,776	$—	$(95,873)	$24,674,903

At December 31, 2022, the Company's marketable securities consisted of $24,770,776 of investments that mature within 12 months and the Company recorded an unrealized loss on investments of $95,873 for the year ended December 31, 2022. At December 31, 2021, the Company had no marketable securities and recorded an unrealized loss on investments of $7,131 for the year ended December 31, 2021.

5. Property and Equipment

Property and equipment as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Laboratory equipment	$5,246,029	$5,203,166
Furniture and fixtures	80,568	93,322
Computer equipment	296,342	252,804
Leasehold-Improvements	117,821	6,530
	5,740,760	5,555,822
Less accumulated depreciation	(4,241,497)	(3,443,873)
Net property and equipment	$1,499,263	$2,111,949

Depreciation expense for the year ended December 31, 2022 was included in the consolidated statements of operations and comprehensive loss as follows, excluding trademark amortization of $11,666 and amortization of capitalized license expenses of $79,973. Depreciation expense for the year ended December 31, 2021 was included in the consolidated statements of operations and comprehensive loss as follows, excluding trademark amortization of $11,666 and amortization of capitalized license expenses of $336,882.

	Years Ended December 31,
	2022	2021
General and administrative	$14,704	$14,401
Research and development	815,873	894,713
Total	$830,577	$909,114

During the year ended December 31, 2022, the Company sold furniture and fixtures and lab equipment with an acquisition cost of $43,119 and collected cash of $6,205, and recorded a loss on the sale of fixed assets of $3,962. During the year ended December 31, 2021, the Company sold fully depreciated lab equipment with an acquisition cost of $271,820, and the Company recorded a gain on the sale of fixed assets of $21,500, which is presented in other income on the consolidated statements of operations and other comprehensive loss.

6. Loan with Silicon Valley Bank

On February 15, 2022 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Term Loan Agreement”), with Silicon Valley Bank, as lender (“Lender”). The Company drew $10,000,000 in term loans under the Term Loan Agreement (the "Term Loans") on the Closing Date.

The Term Loans bear interest at a floating rate per annum equal to the greater of (A) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.25% and (B) 5.50%. The Term Loans are interest only from the Closing Date through June 30, 2023, after which the Company is required to pay 30 equal monthly installments of principal. At December 31, 2022, the interest rate was 9.75% based on the prime rate plus 2.25%.

The Term Loans may be prepaid in full prior to February 15, 2024 with payment of a 2.00% prepayment premium, on or after which they may be prepaid in full with payment of a 1.00% prepayment premium. Upon prepayment or repayment in full of the Term Loans, the Company will be required to pay a one-time final payment fee equal to 5.00% of the original principal amount of any funded Term Loans being repaid. This one-time final payment fee is recorded to interest expense using the effective interest method over the period of the Term Loans in the consolidated statements of operation and other comprehensive loss.

The Term Loans and related obligations under the Term Loan Agreement are secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property which is subject to a negative pledge under the Term Loan Agreement.

The Term Loan Agreement contains customary representations, warranties, events of default and covenants, including a requirement that the Company maintain in accounts of the Company at the Lender unrestricted and unencumbered cash equal to the lesser of all of the Company’s cash and 110% of the obligations to the Lender. On March 10, 2023, SVB was closed by state regulators and the FDIC was appointed receiver for the bank. The FDIC created a successor bridge bank, Silicon Valley Bridge Bank, N.A. (“SVBB”) and all deposits of SVB were transferred to SVBB under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. SVBB continues to hold the Company’s Term Loans under the same existing terms and covenants which were in place with SVB.

During the years ended December 31, 2022 and 2021, the Company recognized interest expense related to the Term Loans of $570,347 and $0, respectively, and $108,695 and $0, respectively, in interest expense related to accretion of the final payment.

The following table presents the aggregate maturities of Long-term debt as of December 31, 2022 (in thousands):

	Aggregate Minimum Payments
Year
2023	$2,000
2024	4,000
2025	4,000
Total maturities	$10,000

Total long-term debt		$8,000
Accretion of final payment		109
Less: unamortized debt issuance costs		(74)
Long-term debt, net		$8,035
Total current portion of long-term debt		$2,000
Less: unamortized debt issuance costs		(37)
Current portion of long-term debt, net		$1,963

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the consolidated statements of operations and comprehensive loss. The Company incurred approximately $141,748 in debt issuance costs related to the Term Loan Agreement. For the year ended December 31, 2022, the Company recorded $30,810 in amortization of debt issuance costs to interest expense in the consolidated statements of operations and comprehensive loss. The Company recorded $73,967 and $36,972 to short- and long-term debt issuance costs contra-liability, respectively, as of December 31, 2022.

7. Accrued Expenses

Accrued expenses as of December 31, 2022 and 2021 is summarized as follows:

	December 31,
	2022	2021
Employee and board compensation	$2,273,250	$2,006,465
Contract manufacturing services	—	1,273,978
Professional services	242,617	352,114
Contract research services	1,038,344	987,406
	$3,554,211	$4,619,963

8. Einstein License and Service Agreement

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. Payments made upon achievement of milestones are nonrefundable and are not creditable against any other payment due to Einstein. At December 31, 2022, $1,233,367 had been incurred by the Company since inception towards achievement of these milestones.
•
Incur minimum product development costs until the first commercial sale of the first licensed product.

The Company was in compliance with its obligations under the Einstein License at December 31, 2022 and 2021.

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

The Company accounts for license fees incurred in connection with the Einstein License in accordance with ASC 730, Research and Development. Please refer to Note 11 Collaboration Agreement with LG Chem.

9. Stock-Based Compensation

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

Pursuant to the plans, during the year ended December 31, 2022, the Company granted stock options to purchase 828,500 shares of the Company’s common stock and 0 restricted stock units, 0 shares of common stock were exercised, 308,801 shares of common stock were cancelled, and 98,335 restricted stock units were released. At December 31, 2022, stock options for 4,032,146 shares of common stock and 320,000 restricted stock units had been granted and 560,855 shares of common stock were reserved for future grants under the Omnibus Plan, and stock options for 494,600 shares of common stock had been granted and 5,400 shares of common stock were reserved for future grants under the Non-Employee Plan. In the aggregate, at December 31, 2022, stock options for a total of 4,526,746 shares of common stock and 320,000 restricted stock units had been granted and 566,255 shares of common stock were reserved for future grants. Such grants are accounted for as share-based compensation in accordance with ASC 718, Compensation - Stock Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees.

Stock Option Valuation

For stock options requiring an assessment of value during the years ended December 31, 2022 and 2021, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	December 31,
	2022	2021
Risk-free interest rate	1.53 to 2.92%	0.61 to 1.43%
Expected dividend yield	0%	0%
Expected volatility	92.1-95.7%	92.8-100.9%
Expected life	5.5 to 6.25 years	5.5 to 6.25 years

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

A summary of stock option activity for the years ended December 31, 2022 and 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2020	5,030,899	$9.10	5.51
Granted	1,251,000	13.88
Exercised	(382,219)	6.80
Cancelled	(245,512)	14.42
Stock options outstanding at December 31, 2021	5,654,168	10.08	5.48
Granted	828,500	6.99
Exercised	—	—
Cancelled	(308,801)	11.32
Stock options outstanding at December 31, 2022	6,173,867	9.60	5.05
Stock options exercisable at December 31, 2022	4,397,991	$9.04	3.74

The Company recognized, $8,649,803 and $9,588,811, in stock-based compensation during the years ended December 31, 2022 and 2021, respectively, related to stock option activity. As of December 31, 2022, total unrecognized stock-based compensation was approximately $11,743,927, which is expected to be recognized as an operating expense in the Company’s consolidated statements of operations and comprehensive loss through December 2025 or 1.94 years.

The aggregate intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2022 was approximately $4,397,991 based on a weighted average exercise price of $9.04 per share. The aggregate intrinsic value of options is calculated as the difference of the market close price of $2.85 on December 31, 2022, and the weighted average exercise price of $9.04, with a weighted average remaining contractual term of 3.74 years.

The aggregate intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2021 was approximately $14,442,527 based on a weighted average exercise price of $8.31 per share at December 31, 2021.

Option Amendments - Modification of Incentive Stock Options

During the year ended December 31, 2022, no option modifications occurred.

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

Restricted Stock Units

On October 3, 2019, the Company granted 100,000 restricted stock units (“RSUs”) with time-based vesting conditions to an executive officer having an average grant date fair value of $7.53 per share. The RSUs vested in three equal installments beginning on the grant date, and annually on each anniversary of the grant date thereafter. Compensation expense is recognized on a straight-line basis.

On February 5, 2020, the Company granted 150,000 RSUs with time-based vesting conditions to an executive officer. One-half of the RSUs vested on September 30, 2021, and the balance vested on March 31, 2022. On March 31, 2020, the Company granted 50,000 RSUs with time-based vesting conditions to an executive officer. The RSUs vested in three equal installments beginning on the grant date, and annually on each anniversary of the grant date thereafter. Compensation expense is recognized on a straight-line basis.

On August 21, 2020, the Company granted 20,000 RSUs with time-based vesting conditions to an executive officer. The RSUs vest in three equal installments beginning on the grant date, and annually on each anniversary of the grant date thereafter, subject to the recipient’s continued service on each applicable vesting date. Compensation expense is recognized on a straight-line basis.

The following table summarizes the RSU activity under the Omnibus Plan for the year ending December 31, 2022:

Restricted Securities	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2021	98,335	$18.21
Vested/Released	(98,335)	$18.21
Nonvested balance at December 31, 2022	0	$-

The Company recognized $846,073 and $1,926,773 in stock-based compensation during the years ended December 31, 2022 and 2021, respectively, related to RSU activity. As of December 31, 2022, total unrecognized stock-based compensation was $0.

Stock-based Compensation

Stock-based compensation for the years ended December 31, 2022 and 2021 was included in the consolidated statements of operations and comprehensive loss as follows:

	December 31,
	2022	2021
General and administrative	$4,614,974	$5,307,982
Research and development	4,880,902	6,207,602
Total	$9,495,876	$11,515,584

10. Warrants

The Company has one tranche of common stock warrants outstanding at December 31, 2022. The Company issued warrants exercisable for 1,500 shares of common stock on June 15, 2015 with an exercise price of $2.70 per share, which warrants expired at the end of their 7-year term on June 15, 2022. The Company issued another tranche of warrants exercisable for an aggregate of 882,071 shares of common stock with an exercise price of $9.38 per share when issued on December 27, 2017, which warrants expired at the end of their 5-year term on December 26, 2022. On November 16, 2022 the Company issued 9,188,406 warrants with an exercise price of $3.93 and 1,531,440 Pre-Funded Warrants. The intrinsic value of exercisable but unexercised in-the-money common stock warrants at December 31, 2022 was approximately $0 based on a fair value of $2.85 per share on December 31, 2022.

Each tranche of warrants was evaluated under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and the Company determined that equity classification was appropriate. The Company determined equity classification for both warrants and Pre-Funded Warrants as they do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. Per ASC 815-40-25, the Company will account for the warrants and Pre-Funded Warrants as equity, as the Company does not provide to the holder a fixed or guaranteed return.

The Company recorded cash received from 9,188,406 warrants to purchase shares of common stock and 1,531,440 Pre-Funded Warrants to additional paid in capital in the amount of $27,394,687, net of placement fees of $2,597,649. The Company recorded placements fees and expenses related to the sale of warrants to purchase shares of common stock and Pre-Funded Warrants as a debit to additional paid in capital in the consolidated balance sheet.

The following table summarizes common stock warrant activity for the year ended December 31, 2022:

	Warrant Issued June 15, 2015	Warrant Issued December 27, 2017	Warrant Issued November 16, 2022	Total
Balance at December 31, 2021	62,611	789,358	—	851,969
Issued via cashless exercises	(9,549)	—	—	(9,549)
Withheld as payment to cover issued shares	(51,562)	—	—	(51,562)
Expired	(1,500)	(789,358)	—	(790,858)
Issued	—	—	10,719,846	10,719,846
Balance at December 31, 2022	—	—	10,719,846	10,719,846

11. Collaboration Revenue

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

Collaboration Agreement with Merck

On November 14, 2017, the Company entered into a collaboration agreement (the “Merck Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) for a partnership to research and develop certain of the Company’s proprietary biologics that target certain autoimmune disease indications (the “Initial Indications”). The Company viewed the Merck Collaboration Agreement as a component of its development strategy since it allowed the Company to advance its autoimmune programs in partnership with a world class pharmaceutical company, while allowing its continued focus on its more advanced cancer programs. The research program outlined in the Merck Collaboration Agreement entailed (1) the Company’s research, discovery and development of certain Immuno-STATTM drug product candidates up to the point of demonstration of certain biologically relevant effects (“Proof of Mechanism”) and (2) the further development by Merck of the Immuno-STAT drug product candidates that have demonstrated Proof of Mechanism (the “Proposed Product Candidates”) up to the point of demonstration of all or substantially all of the properties outlined in such Proposed Product Candidates’ profiles as described in the Merck Collaboration Agreement. The research collaboration term under the Merck Collaboration Agreement expired on December 31, 2021 and, as of December 20, 2022, the Merck Collaboration Agreement terminated. Because the Company has determined to prioritize and strategically focus on its CUE-101 and CUE-102 oncology programs in its IL-2 based CUE-100 series, the Company is not currently pursuing further development of these Immuno-STAT drug product candidates at this time.

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

Aside from the $2.8 million in milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price at December 31, 2022. The Company’s assessment ensured that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. For the years ended December 31, 2022 and 2021, the Company recorded approximately $0 and $2,155,000, respectively, in collaboration revenue related to the Merck

Collaboration Agreement. The Company did not record short or long-term research and development liabilities on its balance sheet dated December 31, 2022 and December 31, 2021, as the performance obligation was completed on December 31, 2021.

The research term and financial support of research conducted under the Merck Collaboration Agreement expired on December 31, 2021, and as of December 20, 2022, all rights granted to Merck under the Merck Collaboration Agreement were returned to us with no further obligations to Merck.

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

Aside from the $6.75 million in milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price as of December 31, 2022. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the years ended December 31, 2022 and 2021, the Company recognized revenue of approximately $1,245,000 and approximately $12,786,000, respectively, related to the LG Chem Collaboration Agreement. The Company did not record short or long-term research and development liabilities on its balance sheet dated December 31, 2022, as the performance obligation was met and completed. As of December 31, 2021, the Company recorded short- and long-term research and development liabilities on its balance sheet of approximately $645,000. Research and development cost sharing provisions under the agreement expired on March 31, 2022.

Capitalization of Contract Costs

The Company considered the capitalization of contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers. There were no contract costs identified in the Merck Collaboration Agreement. As it related to the LG Chem Collaboration Agreement, the Company capitalized license expenses of approximately $908,000 as of December 31, 2022, paid to Einstein pursuant to the Einstein License Agreement which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. This amount is comprised of approximately $438,000 of capitalized license expenses related to the up-front payment received from LG Chem in December 2018, approximately $313,000 in capitalized license expenses related to the milestone payment received in June 2019, and approximately $157,000 in capitalized license expenses related to the milestone payment received in December 2020, net of accumulated amortization of approximately $908,000. As of December 31, 2022, no capitalized license expenses net of accumulated amortization were included in prepaid expenses and other short-term assets related to the LG Chem Collaboration Agreement. As of December 31, 2021, $80,000 was included in prepaid expenses and other short-term assets.

12. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.001 per share, none of which were outstanding at December 31, 2022 and 2021. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights.

Common Stock

The Company has authorized a total of 100,000,000 shares of common stock, par value $0.001 per share, of which 43,042,548 shares and 32,202,496 shares were issued and outstanding at December 31, 2022 and 2021, respectively.

Warrants

Information with respect to warrants and Pre-Funded Warrants issued is described in Note 10.

13. Related Party Transactions

Information with respect to payments under the Einstein License is described in Note 8.

14. Income Taxes

The Company accounts for income taxes under the provision of ASC 740, Income Taxes. The Company did not report a tax provision for the year ended December 31, 2022 due to historical carryforward net operating losses. The Company reported a $495,000 tax provision for the year ended December 31, 2021 related to foreign withholding taxes paid.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$49,708,000	$45,994,000
Research and other credits	5,841,000	3,708,000
R&D Capitalization	8,183,000	—
Reserves and accruals	8,574,000	7,552,000
Other	291,000	301,000
Total gross deferred tax assets	72,597,000	57,555,000
Less valuation allowance	(70,010,000)	(54,782,000)
Total deferred tax assets	2,587,000	2,773,000
Deferred tax liability:
Depreciation	(2,587,000)	(2,773,000)
Other	—	—
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2022 and 2021, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded a 100% valuation allowance against deferred tax assets at such dates.

No Federal tax provision has been provided for the years ended December 31, 2022 and 2021 due to the losses incurred during such periods. A reconciliation of the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2022 and 2021 is as follows:

	Years Ended December 31,
	2022	2021
U. S. federal statutory tax rate	(21)%	(21)%
State taxes	(6)%	(6)%
Change in valuation allowance	29%	29%
Tax credits	(4)%	(3)%
Stock based compensation	1%	1%
Foreign withholding taxes	0%	1%
Other	1%	0%
Effective tax rate	0%	1%

The Company has applied the provisions of ASC 740, which clarifies the accounting for uncertainty in tax positions and requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return, based on the technical merits of the position, upon examination by the relevant taxing authority. At December 31, 2022 and 2021, the Company had unrecognized tax benefits related to Federal and state research tax credits of approximately $2,491,000 and $2,068,000, respectively. The Company is subject to Federal and state income tax examinations by tax authorities for all years since its incorporation in 2014. The Company is currently not under examination by any tax authority.

At December 31, 2022, the Company has available net operating loss carryforwards for Federal and state income tax purposes of approximately $182,600,000 and $180,300,000, respectively, which, if not utilized earlier, will begin to expire in 2035. Approximately $154.1 million of the federal net operating losses have an indefinite carryforward. The Company has Federal research credits of approximately $6.6 million, which, if not utilized earlier, will begin to expire in 2035, and state research credits of approximately $2.0 million, which, if not utilized earlier, will begin to expire in 2031. Approximately $0.1 million of the state research credits have an indefinite carryforward.

The following is a reconciliation of the Company’s gross uncertain tax position at December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Balance at the beginning of year	$2,068,000	$1,675,000
Additions for current year tax provisions	401,000	363,000
Additions for prior year tax provisions	58,000	30,000
Reductions of prior year tax provisions	(36,000)	—
Balance as of end of year	$2,491,000	$2,068,000

15. Commitments and Contingencies

Einstein License Agreement

In 2015, the Company entered into the Einstein License Agreement with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. The Company entered into an amended and restated license agreement on July 31, 2017, as amended on October 2018, which modified certain obligations of the parties under the Einstein License Agreement. For the years ended December 31, 2022 and 2021, the Company incurred approximately $0 and $619,000, respectively, in fees and to Einstein in relation to this license.

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

Collaboration Agreement with Merck

See discussion of the Merck Collaboration Agreement in Note 11.

Collaboration Agreement with LG Chem

See discussion of the LG Chem Collaboration Agreement in Note 11.

Contingencies

The Company accrues for contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in these consolidated financial statements.

The Company may be subject to various legal proceedings from time to time as part of its business. As of December 31, 2022, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

16. Leases

On March 28, 2022, the Company entered into a License Agreement (the “License”) with MIL 40G, LLC (the “Licensor”), pursuant to which the Company leases approximately 13,000 square feet of office, research and development and laboratory space located at 40 Guest Street, Boston, Massachusetts 02135 (the “Premises”). The Company relocated its corporate headquarters to the Premises in April 2022. On March 28, 2022, the Company terminated its office and lab space lease in Cambridge Massachusetts (the "Laboratory and Office Lease") effective April 30, 2022. The Company performed an analysis of the accounting implications of this termination based on ASC 360 Impairments and Abandonments guidance. For the year ended December 31, 2022, the Company recorded an adjustment to decrease the right-of-use asset and lease liability of approximately $8,124,000 and $8,382,000, respectively, and recorded a gain on right-of-use asset included in the consolidated statement of operations and comprehensive loss of approximately $258,000.

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

On May 3, 2022, the Company entered into the First Amendment to the License ("First Amendment”) with the Licensor, pursuant to which the License was expanded to include an additional room effective July 15, 2022. In consideration of the First Amendment, the security deposit was increased from $225,760 to $235,884 effective July 15, 2022. Upon execution of the First Amendment, the Company prepaid three months of rent, two of which will be held in escrow and credited against future rent payments and the other of which was applied to the first month’s rent. Effective July 15, 2022, the monthly rental rate under the First Amendment increased to $209,700 from $200,700. During the year ended December 31, 2022, the Company recognized a right of use asset of approximately $369,000 and a short and long term operating lease liability of approximately $100,300 and $260,600, respectively, using the weighted average discount rate of 8%, which were recorded as of the Term Commencement Date related to the License.

On May 31, 2022, the Company entered into an operating lease for additional laboratory space at 40 Guest Street, Boston, Massachusetts for the period from December 1, 2022, through December 1, 2024 (the “40G Additional Laboratory Lease”). The 40G Additional Laboratory Lease contains escalating payments during the lease period. The monthly rental rate under the 40G Additional Laboratory Lease is $59,152 for the first 12 months and $61,519 for the remainder of the term. Under the terms of this lease agreement, the Company prepaid three months of rent, two of which are held in escrow and will be credited against future rent payments and the other of which was applied to the first month’s rent. During the year ended December 31, 2022, the Company recognized a right of use asset of approximately $1,307,000 and a short and long term operating lease liability of approximately $712,000, and $535,000, respectively, using the weighted average discount rate of 10%, which were recorded as of the Term Commencement Date related to the License.

On September 9, 2022, the Company terminated its lab space lease in Cambridge, Massachusetts with MIL 21E, LLC with an effective termination date of December 6, 2022. The Company performed an analysis of the accounting implications of this termination based on ASC 360 Impairments and Abandonments guidance. During the year ended December 31, 2022, the Company recorded an entry to remove the remaining lease liability and right of use asset of $963,000 and $945,000, respectively. The difference between the carrying amounts of the right of use asset and lease liability of $19,000 was recorded to gain on right of use asset and included in the consolidated statement of operations and comprehensive loss.

For the year ended December 31, 2022, the Company recorded approximately $626,000 in interest expense to the lease liability.

At December 31, 2022, the Company recorded approximately $9,203,000 to operating lease right-of-use asset, and approximately $3,300,000 and $6,018,000 to the short-term and long-term operating lease liability, respectively. At December 31, 2021, the Company recorded approximately $9,809,876 to operating lease right-of-use asset, and approximately $4,931,675 and $5,121,179 to short- and long-term operating lease liability, respectively. As of December 31, 2022 and 2021, a security deposit of approximately $794,000 was included in deposits on the Company’s consolidated balance sheet related to the 40G

Additional Laboratory Lease. Cash was collected in the amount of approximately $803,000 for the 21 Erie Laboratory and Office Lease during the year ended December 31, 2022. At December 31, 2022, the remaining lease term was 3.29 years.

Future minimum lease payments under these leases at December 31, 2022 are as follows:

Year
2023	$3,300,174
2024	3,368,201
2025	2,799,157
2026	818,069
Total lease payments	10,285,601
Less: present value discount	(967,815)
Present value of lease payments	$9,317,786

Total rent expense of approximately $4,182,000 and $4,963,000 was included in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021, respectively.

17. Cue Biopharma 401(k) Plan

Effective as of January 1, 2017, the Company adopted the Cue Biopharma 401(k) Plan (the “Plan”) for all employees of the Company. Employees may participate in the Plan upon complying with the Plan’s eligibility requirements, subject to limitations imposed by the Internal Revenue Service. Under the Plan, the Company may match employee contributions at its discretion. The Company made contributions of approximately $245,000 and $0 to the Plan during the years ended December 31, 2022 or 2021, respectively.

18. Subsequent Events

On February 22, 2023, the Company entered into a strategic collaboration with Ono Pharmaceutical Co., Ltd. ("Ono") to further develop CUE-401 and provide dedicated resources and capabilities to help advance CUE-401 toward the clinic. Under the terms of the agreement, Ono will pay Cue Biopharma an upfront payment and fully fund all research activities related to CUE-401 through a specified option period. During this option period, Cue Biopharma will be responsible for the research and development of CUE-401. Upon Ono’s exercise of its option to license CUE-401, Cue Biopharma will receive an option exercise payment and be eligible for development and commercial milestone payments up to an aggregate of approximately $220 million, as well as tiered royalties on sales. Upon any such exercise, Ono will receive worldwide rights to develop and commercialize CUE-401, with the Company retaining a 50% co-development and co-commercialization right in the United States.

Silicon Valley Bank (“SVB”) was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. At the time of closing, the Company maintained approximately 20% of its cash and cash equivalents in deposit accounts with SVB. The vast majority of the Company’s cash, cash equivalents and marketable securities reside in custodial accounts at US Bank for which SVB Asset Management is the advisor. The Company’s investment portfolio currently does not contain any securities of SVB. The FDIC has reopened SVB as Silicon Valley Bridge Bank, N.A. (“SVBB”). SVBB continues to hold the Company’s Term Loans as well as deposit and sweep accounts under the existing terms and covenants which were in place at SVB prior to the receivership.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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
3.
Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration /File No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended		10-Q	3.1	11/09/20	001-38327

3.2	Amended and Restated Bylaws of the Registrant		S-1	3.5	12/05/17	333-220550

4.1	Specimen Certificate representing shares of common stock of the Registrant		S-1	4.1	12/05/17	333-220550

4.2	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	4.4	03/12/2020	001-38327

4.3	Form of Pre-Funded Warrant to Purchase Common Stock		8-K	4.1	11/15/2022	001-38327

4.4	Form of Warrant to Purchase Common Stock or Pre-Funded Warrant		8-K	4.2	11/15/2022	001-38327

10.1	Form of Registration Rights Agreement between the Registrant and investors for an offering completed on June 15, 2015		S-1	10.4	09/21/17	333-220550

10.2	Form of Joinder and Amendment to Registration Rights Agreement between the Registrant and investors for an offering completed on December 22, 2016		S-1	10.6	09/21/17	333-220550

10.3#	First Amendment to Collaboration, License and Option Agreement, dated March 15, 2019, between the Registrant and LG CHEM LTD.		10-K	10.3	03/09/21	001-38327

10.4#	Second Amendment to Collaboration, License and Option Agreement, dated August 5, 2019, between the Registrant and LG CHEM LTD.		10-K	10.4	03/09/21	001-38327

10.5#	Third Amendment to Collaboration, License and Option Agreement, dated October 29, 2019, between the Registrant and LG CHEM LTD.		10-K	10.5	03/09/21	001-38327

10.6#	Fourth Amendment to Collaboration, License and Option Agreement, dated December 18, 2019, between the Registrant and LG CHEM LTD.		10-K	10.6	03/09/21	001-38327

89

10.7#	Fifth Amendment to Collaboration, License and Option Agreement, dated January 10, 2020, between the Registrant and LG CHEM LTD.		10-K	10.7	03/09/21	001-38327

10.8#	Sixth Amendment to Collaboration, License and Option Agreement, dated February 14, 2020, between the Registrant and LG CHEM LTD.		10-K	10.8	03/09/21	001-38327

10.9#	Seventh Amendment to Collaboration, License and Option Agreement, dated May 14, 2020, between the Registrant and LG CHEM LTD.		10-K	10.9	03/09/21	001-38327

10.10#	Eighth Amendment to Collaboration, License and Option Agreement, dated December 7, 2020, between the Registrant and LG CHEM LTD.		10-K	10.10	03/09/21	001-38327

10.11	Form of Indemnification Agreement between the Registrant and its directors and officers	X

10.12†	Amended and Restated License Agreement by and between the Registrant and Albert Einstein College of Medicine dated July 31, 2017		S-1	10.11	12/13/17	333-220550

10.13*	Cue Biopharma, Inc. 2016 Omnibus Incentive Plan, as amended and restated		S-1	10.13	09/21/17	333-220550

10.14*	Form of stock option award under 2016 Omnibus Incentive Plan		S-1	10.14	09/21/17	333-220550

10.15*	Cue Biopharma, Inc. 2016 Non-Employee Equity Incentive Plan		S-1	10.15	09/21/17	333-220550

10.16*	Form of stock option award under 2016 Non-Employee Equity Incentive Plan		S-1	10.16	09/21/17	333-220550

10.17*	Director Compensation Policy dated January 1, 2021		10-Q	10.3	05/10/2022	001-38327

10.18†	Exclusive Patent License and Research Collaboration Agreement between the Registrant and Merck Sharp & Dohme Corp. dated November 14, 2017		S-1	10.21	12/04/17	333-220550

10.19*	Executive Employment Agreement between the Registrant and Colin G. Sandercock dated as of November 15, 2017		S-1	10.22	12/04/17	333-220550

10.20†	Collaboration, License and Option Agreement between the Registrant and LG Chem, Ltd. dated November 6, 2018		8-K	10.1	12/26/18	001-38327

10.21*	Amendment No. 1 to Cue Biopharma, Inc. 2016 Omnibus Incentive Plan		10-K	10.16	03/12/2020	001-38327

10.22*	Amended and Restated Executive Employment Agreement between the Registrant and Anish Suri dated October 3, 2019		8-K	10.1	10/07/19	001-38327

10.23	Third Amended and Restated Executive Employment Agreement dated March 4, 2021 between the Company and Daniel Passeri		10-K	10.26	03/09/21	001-38327

10.24	Executive Employment Agreement dated August 21, 2020 between Registrant and Kerri-Ann Millar		8-K	10.1	08/24/20	001-38327

10.25#	First Amendment to the Exclusive Patent License and Research Collaboration Agreement with Merck Sharp & Dohme Corp. dated November 9, 2020		10-K	10.28	03/09/21	001-38327

90

10.26	First Amendment to the Amended and Restated License Agreement with Albert Einstein College of Medicine dated October 30, 2018		10-K	10.30	03/09/21	001-38327

10.27	Open Market Sale AgreementSM, dated October 1, 2021, by and between Cue Biopharma, Inc. and Jefferies LLC		10-Q	10.1	11/09/21	001-38327

10.28#	Loan and Security Agreement, dated February 15, 2022, by and between Cue Biopharma, Inc. and Silicon Valley Bank		10-K	10.34	03/16/2022	001-38327

10.29	License Agreement, dated March 28, 2022, between Cue Biopharma, Inc. and MIL 40G, LLC		8-K	10.1	03/30/2022	001-38327

10.30	First Amendment to the License Agreement, dated May 3, 2022, between Cue Biopharma, Inc. and MIL 40G, LLC		10-Q	10.1	08/04/2022	001-38327

10.31	Rider to License Agreement, dated as of July 7, 2022, between Cue Biopharma, Inc. and MIL 40G, LLC		10-Q	10.2	08/04/2022	001-38327

10.32	Termination of License Agreement, dated September 9, 2022, between Cue Biopharma, Inc. and MIL 21E, LLC		10-Q	10.1	11/14/2022	001-38327

10.33	Form of Securities Purchase Agreement, dated November 14, 2022, by and among the Company and the other parties thereto		8-K	10.1	11/15/2022	001-38327

10.34	Registration Rights Agreement, dated November 14, 2022, by and among the Company and the other parties thereto		8-K	10.2	11/15/2022	001-38327

21.1	List of Subsidiaries	X
23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on signature page)	X

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

91

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

92

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: March 21, 2023	By:	/s/ Daniel R. Passeri
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

Signatures	Title	Date

/s/ Daniel R. Passeri	Chief Executive Officer and Director	March 21, 2023
Daniel R. Passeri	(Principal Executive Officer)

/s/ Kerri-Ann Millar	Chief Financial Officer	March 21, 2023
Kerri-Ann Millar	(Principal Financial and Accounting Officer)

/s/ Aaron Fletcher	Director	March 21, 2023
Aaron Fletcher

/s/ Peter A. Kiener	Director	March 21, 2023
Peter A. Kiener

/s/ Frederick Driscoll	Director	March 21, 2023
Frederick Driscoll

/s/ Frank Morich	Director	March 21, 2023
Frank Morich

/s/ Tamar Howson	Director	March 21, 2023
Tamar Howson