Form 10-Q
period 2023-03-31
Cue Biopharma, Inc.
filed 2023-05-09
CIK 1645460

stifelSti

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2023, the registrant had 43,178,150 shares of Common Stock ($0.001 par value per share) outstanding.

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

•
the impacts of the COVID-19 pandemic.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include the factors discussed below under the heading “Risk Factor Summary,” and the risk factors detailed further in Item 1A., “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

RISK FACTOR SUMMARY

Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2023 and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$56,321	$51,614
Marketable securities	9,878	24,675
Accounts receivable	196	57
Prepaid expenses and other current assets	2,360	841
Total current assets	68,755	77,187
Property and equipment, net	1,325	1,499
Operating lease right-of-use	8,500	9,203
Deposits	2,977	3,116
Restricted cash	—	150
Other long-term assets	125	128
Total assets	$81,682	$91,283
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,151	$2,731
Accrued expenses	2,843	3,554
Research and development contract liability, current portion	2,521	—
Operating lease liability, current portion	3,332	3,300
Current portion of long-term debt, net	2,963	1,963
Total current liabilities	13,810	11,548
Operating lease liability, net of current portion	5,333	6,017
Long-term debt, net	7,077	8,035
Research and development contract liability, net of current portion	445	—
Total liabilities	$26,665	$25,600
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 43,178,150 and 43,042,548 shares issued and outstanding, at March 31, 2023 and December 31, 2022, respectively	43	43
Additional paid in capital	318,578	316,192
Accumulated other comprehensive loss	(39)	(96)
Accumulated deficit	(263,565)	(250,456)
Total stockholders’ equity	55,017	65,683
Total liabilities and stockholders’ equity	$81,682	$91,283

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$187	$1,000
Operating expenses:
General and administrative	4,176	5,156
Research and development	9,391	10,082
Total operating expenses	13,567	15,238
Loss from operations	(13,380)	(14,238)
Other income (expense):
Interest income	641	8
Interest expense	(370)	(25)
Total other income (expense)	271	(17)
Net loss	$(13,109)	$(14,255)
Unrealized gain from available-for-sale securities	57	—
Comprehensive loss	$(13,052)	$(14,255)
Net loss per common share – basic and diluted	$(0.29)	$(0.44)
Weighted average common shares outstanding – basic and diluted	44,652,353	32,636,383

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited in thousands, except share and per share amounts)

For the three months ended March 31, 2023 and 2022:
	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2021	32,202,496	$32	$262,906	$-	$(197,446)	$65,492
Issuance of common stock from ATM offering, net of sales agent commission and fees	1,919,826	2	10,614	—	—	10,616
Stock-based compensation	—	—	3,011	—	—	3,011
Restricted stock awards released	91,668	—	—	—	—	—
Restricted stock awards withheld at vesting to cover taxes	(39,190)	—	(191)	—	—	(191)
Net loss	—	—	—	—	(14,255)	(14,255)
Balance, March 31, 2022	34,174,800	$34	$276,340	$—	$(211,701)	$64,673

Balance, December 31, 2022	43,042,548	$43	$316,192	$(96)	$(250,456)	$65,683
Stock-based compensation	—	—	1,998	—	—	1,998
Exercise of stock options	135,602	—	388	—	—	388
Unrealized losses from available-for-sale securities	—	—	-	57	—	57
Net loss	—	—	—	—	(13,109)	(13,109)
Balance, March 31, 2023	43,178,150	$43	$318,578	$(39)	$(263,565)	$55,017

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(13,109)	$(14,255)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	177	303
Stock-based compensation	1,998	3,011
Amortization of operating lease right-of-use asset	703	(74)
Gain on sale of property and equipment	(2)	—
Amortization of premium/discount on purchased securities	(149)	—
Amortization of debt issuance costs	9	3
Accretion of final payment on term loan	33	—
Changes in operating assets and liabilities:
Accounts receivable	(139)	2,218
Prepaid expenses and other current assets	(1,518)	(1,093)
Deposits	139	53
Accounts payable	(580)	26
Accrued expenses	(709)	(1,215)
Research and development contract liability	2,966	(645)
Operating lease liability	(652)	95
Net cash used in operating activities	(10,833)	(11,573)
Cash flows from investing activities
Purchases of property and equipment	—	(27)
Cash received from the sale of property and equipment	2	—
Redemption of short-term investments	15,000	—
Net cash provided by (used in) investing activities	15,002	(27)
Cash flows from financing activities
Proceeds from ATM offering, net of sales agent commission and fees	—	5,489
Proceeds from borrowings under term loan	—	10,000
Proceeds from exercise of stock options	388	—
Payment of debt issuance costs	—	(142)
Restricted stock awards withheld at vesting to cover taxes	—	(191)
Net cash provided by financing activities	388	15,156
Net increase in cash, cash equivalents, and restricted cash	4,557	3,556
Cash, cash equivalents, and restricted cash at beginning of period	51,764	64,521
Cash, cash equivalents, and restricted cash at end of period	$56,321	$68,077
Supplemental disclosures of non-cash investing and financing activities:
Cash paid for interest	$330	$21
Operating lease modification	$—	$1,263
Unsettled cash receivable from the sale of common stock	$—	$5,127

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2023 and 2022

1.
Organization and Basis of Presentation

Cue Biopharma, Inc. (the "Company") is a clinical-stage biopharmaceutical company developing a novel class of injectable biologics designed to selectively engage and modulate tumor-specific T cells within the body to treat a broad range of cancers, chronic infectious diseases, and autoimmune diseases. The Company’s corporate office and research facilities are located in Boston, Massachusetts.

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2023, the Company had cash, cash equivalents, and marketable securities of approximately $66,199,000. Management believes that current cash, cash equivalents, and marketable securities on hand at March 31, 2023 are sufficient to fund operations for at least the next twelve months from the date of issuance of these financial statements; however, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund research and development costs in order to seek approval for commercialization of its drug product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop and commercialize the Company’s drug product candidates in order to generate future revenue streams.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2023.

Interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023, or any future periods.

Public Offerings

In October 2021, the Company entered into an open market sale agreement (the “October 2021 ATM Agreement”) with Jefferies LLC ("Jefferies"), as agent, to sell shares of the Company’s common stock for aggregate gross proceeds of up to $80 million, from time to time, through an at-the-market equity offering program. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of the Company’s common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by the Company or Jefferies. During the three months ended March 31, 2023, the Company did not sell any shares of common stock under the October 2021 ATM Agreement. As of December 31, 2022, the Company had sold an aggregate of 3,593,407 shares of common stock under the October 2021 ATM Agreement for proceeds of approximately $23.6 million, net of commissions paid, but excluding transaction expenses, since its inception. There were no sales under the October 2021 ATM Agreement during the three months ended March 31, 2023.

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

Cash Concentrations

The Company maintains its cash balances with financial institutions in federally insured accounts and may periodically have cash balances in excess of insurance limits. The Company maintains its accounts with financial institutions with a high credit rating. The Company has not experienced any losses to date from our deposits with these financial institutions and believes that it is not exposed to any significant credit risk on cash.

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

Restricted Cash

The Company had $0 and $150,000 in restricted cash deposited with a commercial bank to collateralize a credit card as of March 31, 2023 and December 31, 2022, respectively.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date. For each of the three months ended March 31, 2023 and 2022, the Company recorded approximately $3,000 and $3,000, respectively, in amortization expense on a straight-line basis.

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the consolidated statements of operations and other comprehensive loss.

Revenue Recognition

The Company recognizes collaboration revenue under certain of the Company’s license and collaboration agreements that are within the scope of Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s contracts with customers typically include promises related to licenses to intellectual property and research and development services. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. Accordingly, the transaction price is generally comprised of a fixed fee due at contract inception and variable consideration in the form of milestone payments due upon the achievement of specified events and tiered royalties earned when customers recognize net sales of licensed products. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes the “most likely amount” method to estimate the amount of variable consideration, to predict the amount of consideration to which it will be entitled for its one open contract. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of each arrangement that includes development and regulatory milestone payments, the Company evaluates whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the expected value method.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable drug product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to general and administrative expense as incurred. For the three months ended March 31, 2023 and March 31, 2022, patent expenses were approximately $632,000 and $666,000, respectively.

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

Per ASC 260-10-45-13, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic EPS. The FASB proposed that warrants or options exercisable for little to no cost (sometimes referred to as “penny warrants”) be included in the denominator of basic EPS (and therefore diluted EPS) once there were no further vesting conditions or contingencies associated with them. The Company included 1,531,440 pre-funded warrants in the denominator of basic EPS at March 31, 2023.

At March 31, 2023 and 2022, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2023	2022
Common stock warrants	9,188,406	851,969
Common stock options	7,044,599	6,362,415
Nonvested restricted stock units	-	6,667
Total	16,233,005	7,221,051

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

The Company had approximately $43,861,000 in cash equivalents and approximately $9,878,000 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet as of March 31, 2023. The Company had approximately $45,423,000 in cash equivalents and approximately $24,675,000 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet at December 31, 2022.

The carrying value of financial instruments (consisting of cash, a certificate of deposit, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (CECL). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within each annual reporting period for smaller reporting companies. The Company adopted ASU No. 2016-13 but there was no financial impact to the Company’s consolidated financial statements for the year ended December 31, 2022.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$43,861	$—	$—	$43,861
Marketable securities	—	9,878	—	9,878
Total	$43,861	$9,878	$—	$53,739

	Fair Value Measurements as of December 31, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$45,423	$—	$—	$45,423
Marketable securities	—	24,675	—	24,675
Total	$45,423	$24,675	$—	$70,098

As of March 31, 2023, the Company reported approximately $43,861,000 and $9,878,000 in cash equivalents and marketable securities, respectively. The Company measures the cash equivalents that are invested in money market funds using Level 1 inputs for identical securities. The Company measures the fair value of marketable securities that are invested in U.S. Treasury securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. As of December 31, 2022, the

Company reported approximately $45,423,000 and $24,675,000 in cash equivalents and marketable securities, respectively. During the three months ended March 31, 2023, and the year ended December 31, 2022, there were no transfers between Level 2 and Level 3.

The carrying values of accounts receivable, prepaid expenses, other current assets, debt, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.

4.
Marketable Securities

As of March 31, 2023, the Company had marketable securities that consisted of $9,878,000. The Company had marketable securities that consisted of $24,675,000 at December 31, 2022. The following table presents the Company's marketable securities at March 31, 2023, and December 31, 2022:

	March 31, 2023
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$9,917	$—	$(39)	$9,878
	$9,917	$—	$(39)	$9,878

	December 31, 2022
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$24,771	$—	$(96)	$24,675
	$24,771	$—	$(96)	$24,675

At March 31, 2023, the Company's marketable securities consisted of $9,878,000 of investments that mature within 12 months and the Company recorded an unrealized loss of $39,000 for the period ended March 31, 2023. The Company did not have any marketable securities as of March 31, 2022.

5.
Property and Equipment

Property and equipment as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Laboratory equipment	$5,205	$5,246
Furniture and fixtures	80	81
Computer and office equipment	296	296
Leasehold improvements	118	118
	5,699	5,741
Less accumulated depreciation	(4,374)	(4,241)
Net property and equipment	$1,325	$1,499

Depreciation expense for the three months ended March 31, 2023 and 2022, was approximately $174,000 and $220,000, respectively. Depreciation expense for the three months ended March 31, 2023 excludes trademark amortization expense of approximately $3,000. Depreciation expense for the three months ended March 31, 2022 excludes trademark amortization expense of approximately $3,000, and amortization of capitalized license expenses of approximately $80,000. During the three months ended March 31, 2023, the Company sold fully depreciated lab equipment with an acquisition cost of $41,000 and collected cash of $2,000. The Company recorded a gain on the sale of fixed assets of $2,000, which is presented in other income on the consolidated statements of operations and other comprehensive loss. There were no disposals of property and equipment for the three months ended March 31, 2022.

6.
Loan with Silicon Valley Bank

On February 15, 2022 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”), with Silicon Valley Bank, as lender (“Lender”). The Company drew $10,000,000 in term loans under the Loan Agreement (the "Term Loans") on the Closing Date. The Loan Agreement was amended in April 2023.

The Term Loans bear interest at a floating rate per annum equal to the greater of (A) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.25% and (B) 5.50%. The Term Loans are interest only from the Closing Date through June 30, 2023, after which the Company is required to pay 30 equal monthly installments of principal. At March 31, 2023, the interest rate was 10.25% based on the prime rate plus 2.25%.

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

The Term Loans and related obligations under the Loan Agreement are secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property which is subject to a negative pledge under the Loan Agreement.

The Loan Agreement contains customary representations, warranties, events of default and covenants, including a requirement that the Company maintain in accounts of the Company at the Lender unrestricted and unencumbered cash equal to the lesser of all of the Company’s cash or $20,000,000. On March 10, 2023, SVB was closed by state regulators and the Federal Deposit Insurance Company ("FDIC") was appointed receiver for the bank. The FDIC created a successor bridge bank, Silicon Valley Bridge Bank, N.A. (“SVBB”) and all deposits of SVB were transferred to SVBB under a systemic risk exception approved by the U.S. Department of the Treasury, the Federal Reserve and the FDIC. SVBB continues to hold the Company’s Term Loans under the same existing terms and covenants which were in place with SVB.

During the three months ended March 31, 2023 and March 31, 2022, the Company recognized interest expense related to the Term Loans of $330,417 and $21,389, respectively, and $32,608 and $10,869, respectively, in interest expense related to accretion of the final payment.

The following table presents the aggregate maturities of long-term debt as of March 31, 2023: (in thousands):

Total long-term debt	$7,000
Accretion of final payment	142
Less: unamortized debt issuance costs	(65)
Long-term debt, net	$7,077

Total current portion of long-term debt	$3,000
Less: unamortized debt issuance costs	(37)
Current portion of long-term debt, net	$2,963

Aggregate Minimum Payments
Year	(in thousands)
2023	2,000
2024	4,000
2025	4,000
Total maturities	$10,000

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the consolidated statements of operations and comprehensive loss. The Company incurred approximately $141,748 in debt issuance costs related to the Loan Agreement. For the three months ended March 31, 2023 and March 31, 2022, the Company recorded approximately $9,000 and $3,000, respectively, in amortization of debt issuance costs to interest expense in the consolidated statements of operations and comprehensive loss.

7. Stock-Based Compensation

Stock Option Valuation

For stock options requiring an assessment of value during the three months ended March 31, 2023 and 2022, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

March 31, 2023
Risk-free interest rate	3.40% - 3.99%
Expected dividend yield	0%
Expected volatility	97.0% - 100.4%
Expected life	5.50 to 6.25 years

March 31, 2022
Risk-free interest rate	1.53% - 2.56%
Expected dividend yield	0%
Expected volatility	92.1% - 95.7%
Expected life	5.50 to 6.25 years

A summary of stock option activity for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2022	6,173,867	$9.60	5.05
Granted	1,321,900	3.20	—
Exercised	(135,602)	2.86	—
Cancelled	(315,566)	6.65	—
Stock options outstanding at March 31, 2023	7,044,599	8.66	5.96
Stock options exercisable at March 31, 2023	4,364,005	$9.66	4.19

The Company recognized approximately $1,998,000 in stock-based compensation expense during the three months ended March 31, 2023, related to stock options activity. As of March 31, 2023, total unrecognized stock-based compensation expense was approximately $12,835,000, which is expected to be recognized as an operating expense in the Company’s consolidated statement of operations and other comprehensive loss over the weighted average remaining period of 2.62 years. During the three months ended March 31, 2023, the Company granted stock options to purchase 1,321,900 shares of common stock with a weighted average grant date fair value of $3.20 per share.

The Company recognized approximately $3,011,000 in stock-based compensation expense during the three months ended March 31, 2022, related to stock options activity. As of March 31, 2022, total unrecognized stock-based compensation expense was approximately $18,531,000, which is expected to be recognized as an operating expense in the Company’s consolidated statements of operations and other comprehensive loss over the weighted average remaining period of 2.45 years. During the three months ended March 31, 2022, the Company granted stock options to purchase 816,000 shares of common stock with an average grant date fair value of $7.06 per share.

The intrinsic value of exercisable but unexercised in-the-money stock options at March 31, 2023 was approximately $417,000, based on a weighted average grant date fair value of $9.66 per share on March 31, 2023.

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

The Company recognized approximately $0 in stock-based compensation during the three months ended March 31, 2023 related to RSU activity. As of March 31, 2023, total unrecognized stock-based compensation was fully recognized as an operating expense in the Company’s consolidated statements of operations and other comprehensive loss. The Company recognized approximately $794,000 in stock-based compensation during the three months ended March 31, 2022, related to RSU activity. As of March 31, 2022, total unrecognized stock-based compensation was approximately $51,900.

Stock-based Compensation

Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was included in the Company’s consolidated statement of operations and other comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
General and administrative	$888	$1,637
Research and development	1,110	1,374
Total	$1,998	$3,011

8. Warrants

The Company has one tranche of common stock warrants outstanding at March 31, 2023. The Company issued warrants exercisable for 1,500 shares of common stock on June 15, 2015 with an exercise price of $2.70 per share, which warrants expired at the end of their 7-year term on June 15, 2022. The Company issued another tranche of warrants exercisable for an aggregate of 882,071 shares of common stock with an exercise price of $9.38 per share when issued on December 27, 2017, which warrants expired at the end of their 5-year term on December 26, 2022. On November 16, 2022, the Company issued in a private placement 9,188,406 warrants with an exercise price of $3.93 and 1,531,440 pre-funded warrants.

Each tranche of warrants was evaluated under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and the Company determined that equity classification was appropriate. The Company determined equity classification for both warrants and pre-funded warrants as they do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Per ASC 815-40-25, the Company will account for the warrants and pre-funded warrants as equity, as the Company does not provide to the holder a fixed or guaranteed return.

The Company recorded cash received from 1,531,440 pre-funded warrants to additional paid in capital in the amount of $4,999,999. The Company recorded placements fees and expenses related to the sale of pre-funded warrants in the amount of $299,999 as a charge to additional paid in capital in the consolidated balance sheet at December 31, 2022.

Per ASC 260-10-45-13, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic EPS. The FASB proposed that warrants or options exercisable for little to no cost (sometimes referred to as “penny warrants”) be included in the denominator of basic EPS (and therefore diluted EPS) once there were no further vesting conditions or contingencies associated with them. The Company included 1,531,440 pre-funded warrants in the denominator of basic EPS at March 31, 2023.

The following table shows common stock warrants outstanding as of March 31, 2023:

	Warrant Issued November 16, 2022	Total
Balance at December 31, 2022	10,719,846	10,719,846
Issued via cashless exercises	—	—
Withheld as payment to cover issued shares	—	—
Expired	—	—
Issued	—	—
Balance at March 31, 2023	10,719,846	10,719,846

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

The terms of the Company’s arrangements with customers typically include the payment of one or more of the following: (i) non-refundable, up-front payment, and pass through costs related to research activities, (ii) development, regulatory and commercial milestone payments, (iii) future options and (iv) royalties on net sales of licensed products. Accordingly, the transaction price is generally comprised of a fixed fee due at contract inception and variable consideration in the form of pass through costs and milestone payments due upon the achievement of specified events and tiered royalties earned when customers recognize net sales of licensed products. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes the “most likely amount” method to estimate the amount of variable consideration, to predict the amount of consideration to which it will be entitled for its one open contract. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Milestone payments that are not within the control of the Company or the licensee, such as those dependent upon receipt of regulatory approval, are not considered to be probable of achievement until the triggering event occurs. At the end of each reporting period, the Company reevaluates the probability of achievement of each milestone and any related constraint, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

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

Aside from the $6.75 million in milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price as of March 31, 2023. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three months ended March 31, 2023 and 2022, the Company recognized revenue of approximately $36,000 and approximately $1,000,000, respectively, related to the LG Chem Collaboration Agreement. The Company did not record short or long-term research and development liabilities on its balance sheet dated March 31, 2023 and December 31, 2022 as the performance obligation was met and completed. Research and development cost sharing provisions under the agreement expired on March 31, 2022.

Collaboration and Option Agreement with Ono

On February 22, 2023, the Company entered into a strategic collaboration agreement (the "Ono Collaboration and Option Agreement") with Ono Pharmaceutical Co., Ltd. ("Ono") to further develop CUE-401 and provide dedicated resources and capabilities to help advance CUE-401 toward the clinic. Under the terms of the Ono Collaboration and Option Agreement, Ono paid the Company an upfront payment and agreed to fully fund all research activities related to CUE-401 through a specified option period. During this option period, the Company will be responsible for the research and development of CUE-401. Upon Ono’s exercise of its option to license CUE-401, the Company will receive an option exercise payment and be eligible for development and commercial milestone payments up to an aggregate of approximately $220 million, as well as tiered royalties on sales. Upon any such exercise, Ono will receive worldwide rights to develop and commercialize CUE-401, with the Company retaining a 50% co-development and co-commercialization right in the United States.

Under the terms of the Ono Collaboration and Option Agreement, the Company will perform research activities related to CUE-401 through a specified option period of 24 months (the “Research Term”). During this Research Term, the Company will be responsible for the execution of scientific investigation, nonclinical, preclinical, and clinical drug research and development activities designed to progress CUE-401 toward a potential IND and regulatory approval (such activities, collectively referred to as “R&D”). Ono is responsible for the funding of R&D activities performed by the Company. Per the agreement, as consideration for the R&D activities performed by the Company, Ono (i) will make a one-time, non-refundable, non-creditable upfront payment of $3.0 million to the Company and (ii) will reimburse the Company for all costs incurred in conducting research, including (a) pass through costs from third party contractors and (b) full time employee salaries capped at $2.1 million in the first 18 months of the Research Term. The term of the Ono Collaboration and Option Agreement extends until the expiration of the Research Term which cannot exceed a 24-month period. The Company has forecasted that it will be able to complete the R&D activities in 18 months based on the initial research and development plans it has established. The Company received the $3.0 million upfront payment in March 2023.

Aside from the $3.0 million upfront payment and funding related to pass through costs, the Company does not believe that any variable consideration should be included in the transaction price as of March 31, 2023. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three months ended March 31, 2023 and 2022, the Company recognized revenue of approximately $151,000 and $0, respectively, related to the Ono Collaboration and Option Agreement. The Company recorded short and long-term research and development liabilities on its balance sheet dated March 31, 2023, of approximately $2,521,000 and $445,000, respectively. The Company did not recognize short or long-term research and development liabilities on its balance sheet as of December 31, 2022, as the agreement was executed in February 2023.

Capitalization of Contract Costs

The Company considered the capitalization of contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers. As it related to the LG Chem Collaboration Agreement, the Company capitalized license expenses of approximately $908,000 as of March 31, 2023, paid to Einstein pursuant to the Einstein License Agreement which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. This amount is comprised of approximately $438,000 of capitalized license expenses related to the up-front payment received from LG Chem in December 2018, approximately $313,000 in capitalized license expenses related to the milestone payment received in June 2019, and approximately $157,000 in capitalized license expenses related to the milestone payment received in December 2020, net of accumulated amortization on all capitalized license expenses of approximately $908,000. As of March 31, 2023 and December 31, 2022, no capitalized license expenses net of accumulated amortization were included in prepaid expenses and other short-term assets related to the LG Chem Collaboration Agreement.

10. Commitments and Contingencies

Einstein License Agreement

In 2015, the Company entered into the Einstein License Agreement with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. The Company entered into an amended and restated license agreement on July 31, 2017, as amended on October 2018, which modified certain obligations of the parties under the Einstein License Agreement. For the three months ended March 31, 2023 and 2022, the Company incurred approximately $44,000 and $51,000, respectively, in fees and expenses to Einstein related to this license.

The Company’s remaining commitments with respect to the Einstein License Agreement are based on the attainment of future milestones. The aggregate amount of milestone payments made under the Einstein License Agreement may equal up to $1.85 million for each product, process or service that use the patents covered by the Einstein License Agreement, including certain technology received from Einstein related thereto (the "Licensed Product"), and up to $1.85 million for each new indication of a Licensed Product. Additionally, the aggregate amount of one-time milestone payments based on cumulative sales of all Licensed Products may equal up to $5.75 million. The Company is also party to a material transfer agreement with Einstein focusing on infectious disease and assessing application of the Company's Neo-STAT asset for the treatment of infectious disease.

Collaboration Agreement with LG Chem

See discussion of the LG Chem Collaboration Agreement in Note 9.

Collaboration Agreement with Ono

See discussion of the Ono Collaboration Agreement in Note 9.

Contingencies

The Company accrues for contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in the Company’s consolidated financial statements.

The Company may be subject to various legal proceedings from time to time as part of its business. As of March 31, 2023, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

11. Leases

On March 28, 2022, the Company entered into a License Agreement (the “License”) with MIL 40G, LLC (the “Licensor”), pursuant to which the Company leases approximately 13,000 square feet of office, research and development and laboratory space located at 40 Guest Street, Boston, Massachusetts 02135 (the “Premises”). The Company relocated its corporate headquarters to the Premises in April 2022. On March 28, 2022, the Company terminated its office and lab space lease in Cambridge Massachusetts (the “Laboratory and Office Lease”) effective April 30, 2022. The Company performed an analysis of the accounting implications of this termination based on ASC 360 Impairments and Abandonments guidance. At March 31, 2022, the Company recorded an adjustment to decrease the right-of-use asset and lease liability of approximately $8,124,000 and $8,382,000, respectively, and recorded a gain on right-of-use asset included in the consolidated statement of operations and other comprehensive loss of approximately $258,000.

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

On May 31, 2022, the Company entered into an operating lease for additional laboratory space at 40 Guest Street, Boston, Massachusetts for the period from December 1, 2022 through December 1, 2024 (the “40G Additional Laboratory Lease”). The 40G Additional Laboratory Lease contains escalating payments during the lease period. The monthly rental rate under the 40G Additional Laboratory Lease is $59,152 for the first 12 months and $61,519 for the remainder of the term. Under the terms of this lease agreement, the Company prepaid three months of rent, two of which will be held in escrow and credited against future rent payments and the other of which was applied to the first month’s rent. The Company recognized a right of use asset of approximately $1,307,000 and a short and long term operating lease liability of approximately $712,000 and $535,000, respectively, using the weighted average discount rate of 10%, which were recorded as of the Term Commencement Date related to the 40G Additional Laboratory Lease.

On September 9, 2022, the Company terminated its lab space lease in Cambridge, Massachusetts with MIL 21E, LLC with an effective termination date of December 6, 2022. The Company performed an analysis of the accounting implications of this termination based on ASC 360 Impairments and Abandonments guidance. The Company recorded an entry to remove the remaining lease liability and right of use asset of $963,000 and $945,000, respectively. The difference between the carrying amounts of the right of use asset and lease liability of $19,000 was recorded to gain on right of use asset and included in the consolidated statement of operations.

For the three months ended March 31, 2023 and 2022, the Company recorded approximately $146,000 and $43,000, respectively, in non-cash interest expense to the lease liability.

At March 31, 2023, the Company recorded approximately $8,500,000 to operating lease right-of-use asset, and approximately $3,332,000 and $5,324,000 to the short-term and long-term operating lease liability, respectively. At December 31, 2022, the Company recorded approximately $9,203,000 to operating lease right-of-use asset, and approximately $3,300,000 and $6,018,000 to short- and long-term operating lease liability, respectively. As of March 31, 2023 and December 31, 2022, a security deposit of approximately $595,000 was included in deposits on the Company’s consolidated balance sheet related to the 40G Additional Laboratory Lease. Cash was collected in the amount of approximately $199,000 for the Company's former Cambridge 21 Erie Laboratory space during the three months ended March 31, 2023.

Future minimum lease payments under the leases in effect at March 31, 2023 are as follows:

Year	(in thousands)
2023	$2,494
2024	3,368
2025	2,799
2026	818
Total lease payments	$9,479
Less: present value discount	(814)
Present value of lease payments	$8,665

Total rent expense of approximately $854,000 and $1,338,000 was included in the consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2023 and 2022, respectively. Other information pertaining to the Company’s operating leases for the three months ended March 31, 2023 and 2022 is summarized in the table below.

Other information (in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$652	$95
Operating lease cost	$145	$145
Weighted average discount rate	5.75%-8%	5.5%
Weighted average remaining lease term	3.04 years	1.96 years

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cue Biopharma, Inc. and its subsidiary (“Cue Biopharma”, “we”, “us”, “our” or the “Company”) should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 21, 2023, or the 2022 Annual Report.

Overview

We are a clinical-stage biopharmaceutical company engineering a novel class of injectable biologics to selectively engage and modulate disease-relevant T cells directly within the patient’s body. Through protein engineering, it is our aim to translate nature's cues, or signals, into promising therapeutics comprised of T cell engagers that enable selective modulation of disease-specific T cells. We believe our proprietary Immuno-STAT™ (Selective Targeting and Alteration of T Cells) platform, as described below, will enable us to enhance the potential of the patient’s own immune system to restore health while avoiding the deleterious side effects of broad immune activation, in the case of cancer, and broad immune suppression in the case of autoimmune disease. Our selective immune modulation approach may be deployed for treating cancer, autoimmune diseases and chronic infections. In addition to the selective modulation of T cell activity, we believe the core features of Immuno-STATs offer competitive differentiation and advantages, including modularity, manufacturability, and convenient administration that allows for the versatility to treat a broad range of disease.

We believe that we have demonstrated the potential of our engineered Immuno-STAT platform in treating cancer with the preliminary data from our ongoing clinical trial of our lead drug product candidate, CUE-101, which is representative of the interleukin 2, or IL-2, based CUE-100 series, the first series from our biologics platform. In response to the current challenges of the financial markets, we have prioritized and strategically focused our internal resources on drug product candidates in our CUE-100 series of Immuno-STATs. The CUE-100 series exploits the selectivity of the T cell receptor, or TCR, combined with rationally engineered IL-2, in context of the core Immuno-STAT framework for selective activation of targeted tumor-specific T cells to potentially address a broad range of cancers. In addition to our promising preliminary clinical data pertaining to CUE-101, we continue to develop datasets to elucidate the mechanism of action and further differentiate the CUE-100 series Immuno-STATs from competing approaches. We have also recently observed promising preclinical data pertaining to the potential application of our platform for the treatment of a broad range of autoimmune diseases. Accordingly, we announced in February 2023 the establishment of a strategic collaboration with Ono Pharmaceuticals Co., Ltd., or Ono, focused on the development of CUE-401 for the potential treatment of autoimmune disease through the induction and expansion of regulatory T cells, or Tregs.

Our drug product candidates are in various stages of clinical and preclinical development. The emerging preliminary clinical data for our lead candidate, CUE-101, bolsters our belief that we have developed a potential breakthrough approach for modulating disease-relevant T cells directly in the patient’s body. However, our activities are also subject to significant risks and uncertainties. We have not yet commenced any commercial revenue-generating operations, have limited cash flows from operations, and will need to access substantial additional capital to fund our growth and ongoing business operations.

Our Immuno-STAT Platform Oncology Pipeline

The pipeline chart below details our current portfolio of oncology assets and their stages of development. We have determined to prioritize and strategically focus on our CUE-101 and CUE-102 oncology programs in our IL-2 based CUE-100 series, and we are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop CUE-103 and our Neo-STAT and RDI-STAT programs, as well as our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series.

Through a focused and strategic deployment of internal resources, we have made significant progress advancing the IL-2-based CUE-100 series for oncology. CUE-101, representative of the CUE-100 series, is our most advanced clinical stage asset and is being clinically investigated for the treatment of human papillomavirus ("HPV") head and neck cancer. We completed enrollment of the expansion phase of our monotherapy Phase 1 clinical trial of CUE-101 at the 4 mg/kg recommended Phase 2 dose, or RP2D, for the treatment of second line and beyond, late-stage treatment of recurrent/metastatic head and neck squamous cell cancer, or R/M HNSCC, patients. These patients had received and failed several prior lines of systemic therapy, including chemotherapy and checkpoint inhibitors, or CPIs, such as KEYTRUDA.

CUE-101 has demonstrated evidence of anti-tumor clinical activity as a monotherapy along with a favorable tolerability profile. Of the 19 evaluable patients treated at the RP2D of 4 mg/kg, we observed a confirmed partial response, or PR, lasting for more than 36 weeks and seven patients with durable stable disease, defined as stable disease on at least two consecutive post-treatment scans lasting at least 12 weeks. Of particular note, one of the stable disease patients has had no evidence of tumor growth for over 12 months and has had no detectable evidence of circulating HPV DNA in their blood. This patient continues on treatment in the trial. We have also observed promising preliminary data with respect to CUE-101’s pharmacokinetic, or PK, and pharmacodynamic, or PD, profile, as well as biomarker data with respect to circulating HPV DNA as a potential proxy of anti-tumor response. Also of importance is a continuing trend that we have observed of improvement in median overall patient survival, or mOS, which is currently approaching 12 months or greater in third line and beyond patients. Data generated from a third-party trial for second line patients receiving check point inhibitor therapy, the current standard of care, demonstrated a mOS of approximately eight months. We continue to follow the patients treated in the monotherapy trial and anticipate this overall survival data to continue to mature throughout 2023.

Overall Survival in CUE-101 Phase 1 Monotherapy 4mg/kg Patients

On October 3, 2022, we received Fast Track Designation of CUE-101 for the treatment of R/M HPV+ HNSCC as a monotherapy and in combination with KEYTRUDA. As the data from the CUE-101 monotherapy and combination with pembrolizumab study matures, we plan to define potential registration paths.

We are currently enrolling patients in a first line, Phase 1 combination trial with Merck Sharp & Dohme Corp.'s, or Merck’s, anti-PD-1 therapy KEYTRUDA® (pembrolizumab), the current standard of care for R/M HNSCC. We completed the dose escalation portion of this trial without observing any dose-limiting-toxicity and continue to enroll patients in the expansion phase at the RP2D dose of 4 mg/kg of CUE-101 in combination with the approved dose of KEYTRUDA. The waterfall plot below is an update of the plot that was presented at the 2022 Society for Immunotherapy of Cancer, or SITC, on November 10, 2022, where we reported on the first 10 evaluable patients treated with combination therapy at the RP2D of 4mg/kg of CUE-101 and 200 mg of KEYTRUDA who had at least one post-dose scan at the time of the data cutoff date. At that time we reported two unconfirmed PRs which have subsequently been confirmed, and three patients with stable disease, two of which have become durable (i.e. stable disease lasting greater than 12 weeks). In summary, of these 10 patients, four patients had confirmed ongoing PRs as their best response from baseline demonstrating an initial overall response rate, or ORR, for these first 10 patients of 40%. In addition, one patient demonstrated durable stable disease of greater than 12 weeks and three patients demonstrated stable disease for a clinical benefit rate, to date, of greater than 70% in the first 10 evaluable patients. Importantly, these responses include several patients with low PD-L1 expression (combined positive score, or CPS, less than 20). Notably, tumor reduction from baseline in the four patients with confirmed PRs was between -35% and -60%.

Best Change from Baseline, or CFB, and Response in Patients Treated with 4mg/kg of CUE-101 in Combination with Pembrolizumab

Best CFB (%)
40
20
0
-20
-40
-60
-80
PD
PD
DSD
SD
SD
SD
PR
PR
PR
PR
20
30
60
15
10
20
10
10
20
90
PD-L1 Expression (CPS)
PR: Partial Response
SD: Stable Disease
DSD: Durable Stable Disease
PD: Progressive Disease
: Ongoing on treatment

1L R/M HNSCC (KEYNOTE-48)	
Pembro ORR	19%
Lancet 2019	

Data cut-off: 28-Oct-2022

We continue to enroll patients, up to a total of 20 patients at our RP2D of 4mg/kg. We plan to provide a further update and substantive analysis of this ongoing trial at the upcoming American Society of Clinical Oncology, or ASCO, meeting in June 2023.

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

The second drug product candidate in our CUE-100 series, CUE-102, targets Wilms’ Tumor 1 protein, or WT-1, an oncofetal antigen known to be over-expressed in more than 20 different cancers, including both solid tumors (such as colorectal, ovarian, pancreatic and lung tumors) and hematologic malignancies (such as acute myeloid leukemia, multiple myeloma and myelodysplastic syndromes). In April 2022, we received acceptance from the U.S. Food and Drug Administration, or FDA, of our investigational new drug application, or IND, for CUE-102. Based on the premise that CUE-102 shares the same core molecular framework as CUE-101, except for the T cell epitope pertaining to HPV-E7 versus WT-1, its IND was supported by clinical and safety data from the ongoing CUE-101 monotherapy trial and did not require additional IND-enabling toxicology studies. This supports our premise that each CUE-100 series Immuno-STAT molecule provides further de-risking and acceleration of subsequent drug product candidates. With CUE-102 we believe that there is a potential to reach an even larger patient population than for CUE-101 as WT-1 can potentially treat a number of different types of cancer. We have initiated a Phase 1 monotherapy dose-escalation trial with CUE-102 focused on WT-1-positive recurrent/metastatic gastric, pancreatic, ovarian and colorectal cancers at a 1mg/kg dose level. We anticipate completing the dose escalation portion of this Phase 1 clinical trial in mid-2023.

We believe that our CUE-100 series platform can generate multiple therapeutic molecules that selectively target tumor-specific antigens. For example, we have generated proof of concept data with Immuno-STATs targeting mutated driver antigens (such as KRAS) and broadly expressed cancer antigens (such as MAGE-A4). Importantly, the modularity of the CUE-100 series platform enables us to generate new drug product candidates targeting tumor antigens that have already been clinically validated, resulting in further potential de-risking and accelerated development of future molecules. For example, in addition to our representative preclinical data with Immuno-STATs targeting the G12V mutated KRAS T cell epitope (including demonstration of selective activation and expansion of T cells expressing G12V-specific T cell receptors), we have also generated Immuno-STAT molecules targeting KRAS T cell epitopes (G12V/D) presented by both the HLA-A03 and -A11 alleles. These additional alleles will potentially enhance patient coverage and market reach.

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

A fundamental part of our corporate development strategy is to establish one or more strategic partnerships with leading pharmaceutical or biotechnology organizations that will allow us to more fully exploit the potential of our technology platform, such as our collaborations described below under the heading “Collaboration Agreement with LG Chem" and "Collaboration and Option Agreement with Ono”.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2022 Annual Report have the greatest potential impact on our financial statements, so we consider those estimates, assumptions and judgments to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. As of the three months ended March 31, 2023, two of these milestones had been achieved, as we had filed an IND in 2019, and initiated the investigator sponsored Phase 1b neoadjuvant clinical trial for CUE-101 in 2021.
•
Incur minimum product development costs per year until the first commercial sale of the first Licensed Product.

As of March 31, 2023, we were in compliance with our obligations under the Einstein License.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions that will be triggered if we fail to meet our obligations thereunder.

We account for the costs incurred in connection with the Einstein License in accordance with Accounting Standards Codification, or ASC, 730, Research and Development. For the three months ended March 31, 2023 and 2022, costs incurred with respect to the Einstein License were approximately $44,000 and $51,000, respectively. Such costs are included in research and development costs in our consolidated statements of operations and other comprehensive loss.

Pursuant to the Einstein License, we issued to Einstein 671,572 shares of our common stock in connection with the consummation of the initial public offering of our common stock on December 27, 2017.

Collaboration Agreement with LG Chem

Effective November 6, 2018, we entered into a Collaboration, License and Option Agreement, or the LG Chem Collaboration Agreement, with LG Chem Ltd., or LG Chem, related to the development of Immuno-STATs focused in the field of oncology.

Pursuant to the LG Chem Collaboration Agreement, we granted LG Chem an exclusive license to develop, manufacture and commercialize our lead product, CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens, or Drug Product Candidates, in Australia, Japan, Republic of Korea, Singapore, Malaysia, Vietnam, Thailand, Philippines, Indonesia, China (including Macau and Hong Kong) and Taiwan, which we refer to collectively as the LG Chem Territory. We retain rights to develop and commercialize all assets included in the LG Chem Collaboration Agreement in the United States and in global markets outside of the LG Chem Territory. Under the LG Chem Collaboration Agreement, we will engineer the selected Immuno-STATs for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, thereby enhancing our market reach by providing for greater patient coverage of populations in global markets, while LG Chem will establish a chemistry, manufacturing and controls, or CMC, process for the development and commercialization of selected Drug Product Candidates. In addition, LG Chem has the option to select one additional Immuno-STAT for an oncology target, or an Additional Immuno-STAT, for an exclusive worldwide development and commercialization license. On December 18, 2019, we and LG Chem entered into a global license and collaboration agreement, which was amended on November 5, 2020. We refer to such agreement, as amended, as the Global License and Collaboration Agreement. The Global License and Collaboration Agreement supersedes the provisions of the LG Chem Collaboration Agreement related to LG Chem’s option for an Additional Immuno-STAT but generally does not become effective unless and until LG Chem exercises its option, other than certain select provisions including the length of the option period and representations, warranties and covenants of the parties. On April 30, 2021, LG Chem’s option pursuant to the Global License and Collaboration Agreement expired. We retain an option to co-develop and co-commercialize the additional program worldwide.

Under the terms of the LG Chem Collaboration Agreement, LG Chem paid us a $5.0 million non-refundable, non-creditable upfront payment and purchased approximately $5.0 million of shares of our common stock at a price per share equal to a 20% premium to the volume weighted-average closing price per share over the 30 trading day period immediately prior to the effective date of the LG Chem Collaboration Agreement. We are also eligible to receive additional aggregate payments of up to approximately $400.0 million if certain research, development, regulatory and commercial milestones are successfully achieved. On May 16, 2019, we earned a $2.5 million milestone payment for the FDA’s acceptance of the IND for our lead drug product candidate, CUE-101, pursuant to the LG Chem Collaboration Agreement. On December 7, 2020, we earned a $1.25 million milestone payment on the selection of a preclinical candidate pursuant to the LG Chem Collaboration Agreement. On November 23, 2021, we earned a $3.0 million milestone payment for the selection of a Drug Product Candidate. In addition, the LG Chem Collaboration Agreement also provides that LG Chem will pay us tiered single-digit royalties on net sales of commercialized Drug Product Candidates, or Collaboration Products, in the LG Chem Territory on a product-by-product and country-by-country basis, until the later of expiration of patent rights in a country, the expiration of regulatory exclusivity in such country, or ten years after the first commercial sale of a Collaboration Product in such country, subject to certain royalty step-down provisions set forth in the LG Chem Collaboration Agreement.

Pursuant to the LG Chem Collaboration Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Drug Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products. In return for performing CMC process development, LG Chem is eligible to receive low-single digit percentage royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. As of March 31, 2023, we had recorded approximately $19.6 million in collaboration revenue related to this agreement since the agreement was entered into. The majority of the research phase of the collaboration agreement was substantially complete on March 31, 2022.

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

To date, LG Chem has selected one additional cancer antigen, WT-1, which is the focus of the CUE-102 research program. We are currently developing two Collaboration Products with LG Chem pursuant to this agreement.

Collaboration and Option Agreement with Ono

On February 22, 2023, we entered into a strategic collaboration agreement, or the Ono Collaboration and Option Agreement, with Ono Pharmaceutical Co., Ltd., or Ono, to further develop CUE-401 and provide dedicated resources and capabilities to help advance CUE-401 toward the clinic. Under the terms of the Ono Collaboration and Option Agreement, Ono paid us an upfront payment and agreed to fully fund all research activities related to CUE-401 through a specified option period. During this option period, we will be responsible for the research and development of CUE-401. Upon Ono’s exercise of its option to license CUE-401, we will receive an option exercise payment and be eligible for development and commercial milestone payments up to an aggregate of approximately $220 million, as well as tiered royalties on sales. Upon any such exercise, Ono will receive worldwide rights to develop and commercialize CUE-401, with us retaining a 50% co-development and co-commercialization right in the United States.

Under the terms of the Ono Collaboration and Option Agreement, we will perform research activities related to CUE-401 through a specified option period of 24 months, or the Research Term. During this Research Term, we will be responsible for the execution of scientific investigation, nonclinical, preclinical, and clinical drug research and development activities designed to progress CUE-401 toward a potential IND and regulatory approval, collectively referred to as R&D. Ono is responsible for the funding of R&D activities performed by us. Per the Ono Collaboration and Option Agreement, as consideration for the R&D activities performed by us, Ono (i) will make a one-time, non-refundable, non-creditable upfront payment of $3.0 million to us and (ii) will reimburse us for all costs incurred in conducting research, including (a) pass through costs from third party contractors and (b) full time employee salaries capped at $2.1 million in the first 18 months of the Research Term. The term of the Ono Collaboration and Option Agreement extends until the expiration of the Research Term which cannot exceed a 24-month period. We have forecasted that we will be able to complete the R&D activities in 18 months based on the initial research and development plans we have established. We received the $3.0 million upfront payment in March 2023.

Aside from the $3.0 million upfront payment and funding related to pass through costs, we do not believe that any variable consideration should be included in the transaction price as of March 31, 2023. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent we have had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. We will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three months ended March 31, 2023 and 2022, we recognized revenue of approximately $151,000 and $0, respectively, related to the Ono Collaboration and Option Agreement. We recorded short or long-term research and development liabilities on our balance sheet dated March 31, 2023, of approximately $2,521,000 and $445,000, respectively. We did not recognize short or long term research and development liabilities on our balance sheet as of December 31, 2022, as the agreement was executed in February 2023.

Results of Operations

Collaboration Revenue

We have not generated commercial revenue from product sales. To date, we have generated collaboration revenue from our former collaboration agreement with Merck, the LG Chem Collaboration Agreement and the Ono Collaboration and Option Agreement. Collaboration revenue may vary from period to period depending on the progress of our work in connection with either or both of our collaboration agreements.

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

Three Months Ended March 31, 2023 and 2022

Our consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2023 and 2022, as discussed herein, are presented below.

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Collaboration revenue	$187	$1,000
Operating expenses:
General and administrative	4,176	5,156
Research and development	9,391	10,082
Total operating expenses	13,567	15,238
Loss from operations	(13,380)	(14,238)
Other income (expense):
Interest income	641	8
Interest expense	(370)	(25)
Total other income (expense)	271	(17)
Net loss	$(13,109)	$(14,255)
Unrealized gain from available-for-sale securities	57	—
Comprehensive loss	$(13,052)	$(14,255)
Net loss per common share – basic and diluted	$(0.29)	$(0.44)
Weighted average common shares outstanding – basic and diluted	44,652,353	32,636,383

Collaboration Revenue

Collaboration revenue was approximately $187,000 and $1,000,000 for the three months ended March 31, 2023 and 2022, respectively. The decrease of approximately $813,000 was due to the completion of the research phase under the LG Chem collaboration at March 31, 2022. All collaboration revenue recognized in the three months ended March 31, 2023 was related to the performance of services under our collaboration agreements with Ono and LG Chem, including a $3.0 million upfront payment received pursuant to the Ono Collaboration and Option Agreement and pass through costs related to research activities. All collaboration revenue recognized in the three months ended March 31, 2022 was related to the performance of services under our collaboration agreement with LG Chem.

General and Administrative

General and administrative expenses totaled approximately $4,176,000 and $5,156,000 for the three months ended March 31, 2023 and 2022, respectively. This decrease of approximately $980,000 during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due primarily to lower stock-based compensation related to executive management, professional and consulting fees, as well as a decrease in rent expense and overhead.

General and administrative expenses for the three months ended March 31, 2023 consisted of expenses related to employee and board compensation of $1,483,000, professional and consulting fees of $1,350,000, stock-based compensation of $888,000, rent of $186,000, insurance expense of $77,000 and other expenses of $192,000. General and administrative expenses for the three months ended March 31, 2022 consisted of expenses related to stock-based compensation of $1,637,000, professional and consulting fees of $1,509,000, employee and board compensation of $1,403,000, rent of $287,000, insurance expense of $85,000, and other expenses of $235,000.

Research and Development

Research and development expenses totaled approximately $9,391,000 and $10,082,000 for the three months ended March 31, 2023 and 2022, respectively. This decrease of $691,000 during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due primarily to lower laboratory and drug substance manufacturing costs, as well as lower stock-based compensation, other professional fees, and licensing fees.

Research and development expenses for the three months ended March 31, 2023 included expenses related to employee compensation of $2,682,000, research and laboratory expenses of $2,468,000, clinical expenses of $1,705,000, stock-based compensation expense of $1,110,000, rent of $667,000, insurance expense of $205,000, depreciation and amortization of $169,000, and other expenses of $385,000. Research and development expenses for the three months ended March 31, 2022 included expenses related to employee compensation of $2,975,000, research and laboratory expenses of $2,401,000, stock-based compensation expense of $1,374,000, clinical expenses of $1,135,000, rent of $1,049,000, depreciation and amortization of $280,000, insurance expense of $258,000, other professional fees of $286,000, and other expenses of $324,000.

Interest Income

Interest income was approximately $641,000 for the three months ended March 31, 2023, as compared to approximately $8,000 for the three months ended March 31, 2022. Interest income for the three months ended March 31, 2023 included approximately $434,000 in income resulting from amortization of discounts received on certain of our marketable securities, approximately $149,000 from amortization/accretion on investments, and approximately $58,000 of interest income from our operating sweep account, compared to approximately $8,000 of interest income for the three months ended March 31, 2022.

Interest Expense

Interest expense was $370,000 and $25,000 for the three months ended March 31, 2023 and 2022, respectively. This increase of $345,000 was primarily due to cash paid for interest expense related to the proceeds from borrowings under our Loan and Security Agreement, as amended, or the Loan Agreement, with Silicon Valley Bridge Bank, N.A., or SVBB, of $363,000, and amortization of deferred issuance costs of $9,000, offset by cash received on the sale of property and equipment of $2,000.

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities, cash received from Merck, LG Chem, and Ono under the respective collaboration agreements and borrowings under the Loan Agreement. At March 31, 2023, we had cash, cash equivalents, and marketable securities totaling $66,199,000 available to fund our ongoing business activities. Additional information concerning our financial condition and results of operations is provided in the financial statements included in this Quarterly Report on Form 10-Q.

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

In October 2021, we entered into an open market sale agreement, or the October 2021 ATM Agreement, with Jefferies LLC, or Jefferies, to sell shares of our common stock for aggregate gross proceeds of up to $80.0 million, from time to time, through an "at-the-market" equity offering program under which Jefferies acts as sales agent. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80.0 million of shares of our common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by us or Jefferies. During the three months ended March 31, 2023, we did not sell any shares under the October 2021 ATM Agreement. As of December 31, 2022, we had sold an aggregate of 3,593,407 shares of common stock under the October 2021 ATM Agreement for proceeds of approximately $23.6 million, net of commissions paid, but excluding transaction expenses. There were no sales under the October 2021 ATM Agreement during the three months ended March 31, 2023.

On February 15, 2022, we entered into the Loan Agreement, pursuant to which we have borrowed $10.0 million. The Loan Agreement was amended in April 2023. The term loans under the Loan Agreement, or the Term Loans, bear interest at a floating rate per annum equal to the greater of (A) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.25% and (B) 5.50%. On the first calendar day of each month, we will be required to make monthly interest payments and commencing on June 30, 2023, we will be required to repay the Term Loans in (i) 30 consecutive installments of principal plus monthly payments of accrued interest if the additional term loans are not advanced and (ii) 24 months if the additional term loans are advanced. All outstanding principal and accrued and unpaid interest under the Term Loans and all other outstanding obligations with respect to the Term Loans are due and payable in full on December 1, 2025.

The Loan Agreement permits voluntary prepayment of all, but not less than all, of the Term Loans, subject to a prepayment premium except if the facility is refinanced with another SVBB facility. Such prepayment premium would be 2.00% of the principal amount of the Term Loan if prepaid on or after the first anniversary of the date on which we entered the Loan Agreement but prior to the second anniversary of the date on which we entered the Loan Agreement, and 1.00% of the principal amount of the Term Loan if prepaid on or after the second anniversary of the date on which we entered the Loan Agreement. Upon prepayment or repayment in full of the Term Loans, we will be required to pay a one-time final payment fee equal to 5.00% of the original principal amount of any funded Term Loans being repaid. The Loan Agreement also requires us to maintain in our accounts at the Lender unrestricted and unencumbered cash equal to the lesser of all of our cash or $20,000,000.

On March 10, 2023, SVB was closed and the Federal Deposit Insurance Company, or FDIC, was appointed receiver for the bank. The FDIC created a successor bridge bank, Silicon Valley Bridge Bank, N.A., or SVBB, and all deposits of SVB were transferred to SVBB under a systemic risk exception approved by the U.S. Department of the Treasury, the Federal Reserve and the FDIC. SVBB continues to hold our Term Loans under the same existing terms and covenants which were in place with SVB. The vast majority of our cash, cash equivalents and marketable securities reside in custodial accounts at US Bank for which SVB Asset Management is the advisor.

On November 14, 2022, we entered into securities purchase agreements with accredited investors pursuant to which, on November 16, 2022, we issued and sold to such investors in a private placement an aggregate of 7,656,966 shares of common stock and, in lieu of shares of common stock to certain investors, pre-funded warrants, or Pre-Funded Warrants, to purchase an aggregate of 1,531,440 shares of common stock, and, in each case, accompanying warrants, or Warrants, to purchase an aggregate of up to 9,188,406 additional shares of common stock (or Pre-Funded Warrants in lieu thereof) at a price of $3.265 per share and accompanying Warrant (or $3.2649 per Pre-Funded Warrant and accompanying Warrant), or the PIPE Financing. The exercise price of the Warrants is $3.93 per share, or if exercised for a Pre-Funded Warrant in lieu thereof, $3.9299 per Pre-Funded Warrant. The Warrants are exercisable at any time after they are issued and ending on the fifth anniversary of the closing. The Pre-Funded Warrants are exercisable at any time after they are issued and will not expire. We received aggregate gross proceeds from the PIPE Financing of approximately $30 million, before deducting placement agent fees and offering expenses of $2.6 million. Piper Sandler & Co. acted as lead placement agent and Public Ventures LLC acted as co-placement agent for the PIPE Financing.

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

Cash Flows

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
(in thousands)
Net cash provided by (used in):
Operating activities	$(10,833)	$(11,573)
Investing activities	15,002	(27)
Financing activities	388	15,156
Net increase in cash, cash equivalents, and restricted cash	$4,557	$3,556

Operating Activities

During the three months ended March 31, 2023 and 2022, we used cash of $10,833,000 and $11,573,000, respectively, to fund our operating activities. Cash used in operating activities during the three months ended March 31, 2023 consisted primarily of our net loss of $13,109,000 and decreases of $1,518,000 in prepaid expenses and other current assets, $709,000 in accrued expenses, $652,000 in operating lease liability, $580,000 in accounts payable, $149,000 in amortization of discount on purchased securities, $139,000 in accounts receivable, and $2,000 in gain on sale of property and equipment. Cash used in operating activities was partially offset by increases of $2,966,000 in research and development contract liability, $1,998,000 in stock-based compensation, $703,000 in amortization of operating lease right-of-use asset, $177,000 in depreciation and amortization, $139,000 in deposits, $33,000 in accretion on final payment of term loan, and $9,000 in amortization of debt issuance costs.

Cash used in operating activities during the three months ended March 31, 2022 consisted primarily of our net loss of $14,255,000, and decreases of $1,215,000 in accrued expenses, $645,000 in research and development contract liability, $74,000 in operating lease right-of-use asset and $1,093,000 in prepaid expenses and other current assets. Cash used in operating activities was partially offset by increases of $3,011,000 in stock-based compensation, $2,218,000 in accounts receivable, $303,000 in depreciation and amortization, $3,000 in amortization of debt issuance costs, $53,000 in deposits, $26,000 in accounts payable and $95,000 in operating lease liability.

Investing Activities

During the three months ended March 31, 2023, our investing activities provided $15,002,000 in cash, compared to cash used in investing activities of $27,000 during the three months ended March 31, 2022. This increase of $15,029,000 in cash from investing activities was primarily due to the redemption of short-term investments in marketable securities and cash received from the sale of fixed assets. Cash provided in investing activities during the three months ended March 31, 2023 consisted of the redemption of short-term investments in marketable securities of $15,000,000 and the cash received from the sale of property and equipment of $2,000. Cash used in investing activities during the three months ended March 31, 2022 consisted of the purchase of property and equipment of $27,000.

Financing Activities

During the three months ended March 31, 2023 and 2022, we generated cash from financing activities of $388,000 and $15,156,000, respectively, a decrease of $14,768,000. Cash from financing activities during the three months ended March 31, 2023 consisted of cash proceeds from the exercise of stock options of $388,000. Cash from financing activities during the three months ended March 31, 2022, consisted of cash proceeds from the sale of common stock pursuant to the October 2021 Sales Agreement of $5,489,000 net of commissions paid, and proceeds from borrowings under the Loan Agreement of $10,000,000, offset by cash used for restricted stock buy-back at vesting of $191,000 and payment of debt issuance costs of $142,000.

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

In the first quarter of 2022, we determined to prioritize and strategically focus on our CUE-101 and CUE-102 oncology programs in our CUE-100 series. We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop CUE-103 and our Neo-STAT and RDI-STAT programs as well as our programs outside of oncology, including our CUE-200, CUE-300 and CUE-400 series. In 2022, we also determined to take proactive steps to decrease our office and lab footprint and to restructure our research and development functions in support of prioritized corporate objectives and strategies. These steps have realized cost savings to date that have been allocated to our key programs.

We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2023 will enable us to fund our operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Principal Commitments

During the three months ended March 31, 2023, there were no material changes to our contractual obligations and commitments as of December 31, 2022 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating us and our business, you should carefully consider the information included in this Quarterly Report on Form 10-Q and in other documents we file with the SEC and the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our 2022 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
10.1	Director Compensation Policy dated March 31, 2023	X
10.2

Waiver and First Amendment to Loan and Security Agreement, dated April 10, 2023, by and between Cue Biopharma, Inc. and Silicon Valley Bridge Bank, N.A., as successor in interest to Silicon Valley Bank

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

X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: May 9, 2023	By:	/s/ Daniel R. Passeri

Daniel R. Passeri Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2023	By:	/s/ Kerri-Ann Millar

Kerri-Ann Millar Chief Financial Officer (Principal Financial and Accounting Officer)