Form 10-Q
period 2023-06-30
Cue Biopharma, Inc.
filed 2023-08-08
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of August 1, 2023, the registrant had 44,959,548 shares of Common Stock ($0.001 par value per share) outstanding.

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

•
our competitive position;

•
developments relating to our competitors and our industry; and

•
our ability to maintain and establish collaborations or obtain additional funding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$52,901	$51,614
Marketable securities	4,988	24,675
Accounts receivable	1,135	57
Prepaid expenses and other current assets	1,911	841
Total current assets	60,935	77,187
Property and equipment, net	1,192	1,499
Operating lease right-of-use	7,786	9,203
Deposits	2,977	3,116
Restricted cash	150	150
Other long-term assets	123	128
Total assets	$73,163	$91,283
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,356	$2,731
Accrued expenses	4,076	3,554
Research and development contract liability, current portion	2,547	—
Operating lease liability, current portion	3,365	3,300
Current portion of long-term debt, net	3,963	1,963
Total current liabilities	16,307	11,548
Operating lease liability, net of current portion	4,598	6,017
Research and development contract liability, net of current portion	136	—
Long-term debt, net	6,118	8,035
Total liabilities	$27,159	$25,600
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 43,744,414 and 43,042,548 shares issued and outstanding, at June 30, 2023 and December 31, 2022, respectively	44	43
Additional paid in capital	322,715	316,192
Accumulated other comprehensive loss	(5)	(96)
Accumulated deficit	(276,750)	(250,456)
Total stockholders’ equity	46,004	65,683
Total liabilities and stockholders’ equity	$73,163	$91,283

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$1,382	$26	$1,570	$1,026
Operating expenses (income):
General and administrative	4,249	3,782	8,425	8,938
Research and development	10,650	9,592	20,041	19,675
Gain on right-of-use asset termination	—	(258)	—	(258)
Total operating expenses	14,899	13,116	28,466	28,355
Loss from operations	(13,517)	(13,090)	(26,896)	(27,329)
Other (expense) income:
Interest income	564	88	1,056	96
Interest expense, net	(232)	(206)	(454)	(230)
Total other (expense) income	332	(118)	602	(134)
Net loss	$(13,185)	$(13,208)	$(26,294)	$(27,463)
Unrealized gain from available-for-sale securities	34	—	91	—
Comprehensive loss	$(13,151)	$(13,208)	$(26,203)	$(27,463)
Net loss per common share – basic and diluted	$(0.29)	$(0.37)	$(0.59)	$(0.81)
Weighted average common shares outstanding – basic and diluted	44,798,760	35,357,343	44,725,875	34,005,410

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited in thousands, except share and per share amounts)

For the three months ended June 30, 2023 and 2022:
	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, March 31, 2022	34,174,800	$34	$276,340	$—	$(211,701)	$64,673
Issuance of common stock from ATM offering, net of sales agent commission and fees	1,197,394	1	5,981	—	—	5,982
Stock-based compensation	—	—	2,309	—	—	2,309
Issuance of common stock upon exercise of warrants, net	9,549	—	—	—	—	-
Net loss	—	—	—	—	(13,208)	(13,208)
Balance, June 30, 2022	35,381,743	$35	$284,630	$—	$(224,909)	$59,756

Balance, March 31, 2023	43,178,150	$43	$318,578	$(39)	$(263,565)	$55,017
Issuance of common stock from ATM offering, net of sales agent commission and fees	536,264	1	2,015	—	—	2,016
Stock-based compensation	—	—	2,037	—	—	2,037
Exercise of stock options	30,000	—	85	—	—	85
Unrealized gain from available-for-sale securities	—	—	—	34	—	34
Net loss	—	—	—	—	(13,185)	(13,185)
Balance, June 30, 2023	43,744,414	$44	$322,715	$(5)	$(276,750)	$46,004

For the six months ended June 30, 2023 and 2022:
	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2021	32,202,496	$32	$262,906	$-	$(197,446)	$65,492
Issuance of common stock from ATM offering, net of sales agent commission and fees	3,117,220	3	16,595	—	—	16,598
Stock-based compensation	—	—	5,320	—	—	5,320
Issuance of common stock upon exercise of warrants, net	9,549	—	—	—	—	—
Restricted stock awards released	91,668	—	—	—	—	—
Restricted stock awards withheld at vesting to cover taxes	(39,190)	—	(191)	—	—	(191)
Net loss	—	—	—	—	(27,463)	(27,463)
Balance, June 30, 2022	35,381,743	$35	$284,630	$—	$(224,909)	$59,756

Balance, December 31, 2022	43,042,548	$43	$316,192	$(96)	$(250,456)	$65,683
Issuance of common stock from ATM offering, net of sales agent commission and fees	536,264	1	2,015	—	—	2,016
Stock-based compensation	—	—	4,035	—	—	4,035
Exercise of stock options	165,602	—	473	—	—	473
Unrealized gain from available-for-sale securities	—	—	—	91	—	91
Net loss	—	—	—	—	(26,294)	(26,294)
Balance, June 30, 2023	43,744,414	$44	$322,715	$(5)	$(276,750)	$46,004

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(26,294)	$(27,463)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	313	518
Stock-based compensation	4,035	5,320
Decrease in the carrying amount of right-of-use-assets	1,416	169
Gain on right-of-use asset termination	—	(258)
Loss (gain) on sale of property and equipment	(2)	4
Amortization of premium/discount on purchased securities	(222)	—
Amortization of debt issuance costs	18	12
Accretion of final payment on term loan	65	43
Changes in operating assets and liabilities:
Accounts receivable	(1,077)	2,407
Prepaid expenses and other current assets	(1,070)	(1,268)
Deposits	139	(1,075)
Accounts payable	(375)	(1,023)
Accrued expenses	521	(1,062)
Research and development contract liability	2,683	(645)
Operating lease liability	(1,354)	(100)
Net cash used in operating activities	(21,204)	(24,421)
Cash flows from investing activities
Purchases of property and equipment	—	(92)
Cash received from the sale of property and equipment	2	3
Redemption of short-term investments	20,000	—
Net cash provided by (used in) investing activities	20,002	(89)
Cash flows from financing activities
Proceeds from ATM offering, net of sales agent commission and fees	2,016	16,598
Proceeds from borrowings under term loan	—	10,000
Proceeds from exercise of stock options	473	—
Payment of debt issuance costs	—	(142)
Restricted stock awards withheld at vesting to cover taxes	—	(191)
Net cash provided by financing activities	2,489	26,265
Net increase in cash, cash equivalents, and restricted cash	1,287	1,755
Cash, cash equivalents, and restricted cash at beginning of period	51,764	64,521
Cash, cash equivalents, and restricted cash at end of period	$53,051	$66,276
Supplemental disclosures of non-cash investing and financing activities:
Cash paid for interest	$506	$214
Right-of-use asset and lease liability (new lease)	$—	$9,057
Operating lease modification	$—	$7,119

The accompanying notes are an integral part of these consolidated financial statements.

Cue Biopharma, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2023 and 2022

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

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2023, the Company had cash, cash equivalents, and marketable securities of approximately $57,889,000. Management believes that current cash, cash equivalents, and marketable securities on hand at June 30, 2023 are sufficient to fund operations for at least the next twelve months from the date of issuance of these financial statements; however, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund research and development costs in order to seek approval for commercialization of its drug product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop and commercialize the Company’s drug product candidates in order to generate future revenue streams.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2023.

Interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023, or any future periods.

Public Offerings

In October 2021, the Company entered into an open market sale agreement (the “October 2021 ATM Agreement”) with Jefferies LLC ("Jefferies"), as agent, to sell shares of the Company’s common stock for aggregate gross proceeds of up to $80 million, from time to time, through an at-the-market equity offering program. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of the Company’s common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by the Company or Jefferies. During the three and six months ended June 30, 2023, the Company sold 536,264 shares of common stock under the October 2021 ATM Agreement for proceeds of approximately $2,015,000 net of commission paid, but excluding transaction expenses. As of June 30, 2023, the Company had sold an aggregate of 4,129,671 shares of common stock under the October 2021 ATM Agreement for proceeds of approximately $25.6 million, net of commissions paid, but excluding transaction expenses, since its inception.

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

Restricted Cash

The Company had $150,000 in restricted cash deposited with separate commercial banks to collateralize a credit card as of June 30, 2023 and December 31, 2022.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date. For each of the three and six months ended June 30, 2023 and 2022, the Company recorded approximately $3,000 and $6,000, respectively, in amortization expense on a straight-line basis.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable drug product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to general and administrative expense as incurred. For the three and six months ended June 30, 2023, patent expenses were approximately $514,000 and $1,146,000, respectively. For the three and six months ended June 30, 2022, patent expenses were $564,000 and $1,230,000, respectively.

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

Per ASC 260-10-45-13, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic EPS. The FASB proposed that warrants or options exercisable for little to no cost (sometimes referred to as “penny warrants”) be included in the denominator of basic EPS (and therefore diluted EPS) once there were no further vesting conditions or contingencies associated with them. The Company included 1,531,440 pre-funded warrants in the denominator of basic EPS at June 30, 2023.

At June 30, 2023 and 2022, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2023	2022
Common stock warrants	10,719,846	789,358
Common stock options	7,104,675	6,306,354
Nonvested restricted stock units	-	6,667
Total	17,824,521	7,102,379

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

The Company had approximately $52,901,000 in cash equivalents and approximately $4,988,000 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet as of June 30, 2023. The Company had approximately $45,423,000 in cash equivalents and approximately $24,675,000 in short-term marketable securities that were measured and recorded at fair value on the Company’s balance sheet at December 31, 2022.

The carrying value of financial instruments (consisting of cash, a certificate of deposit, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (CECL). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within each annual reporting period for smaller reporting companies. The Company adopted ASU No. 2016-13 but there was no financial impact to the Company’s consolidated financial statements for the year ended December 31, 2022 or for the six months ended June 30, 2023.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$52,901	$—	$—	$52,901
Marketable securities	—	$4,988	—	4,988
Total	$52,901	$4,988	$—	$57,889

	Fair Value Measurements as of December 31, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$45,423	$—	$—	$45,423
Marketable securities	—	24,675	—	24,675
Total	$45,423	$24,675	$—	$70,098

As of June 30, 2023, the Company reported approximately $52,901,000 and $4,988,000 in cash equivalents and marketable securities, respectively. The Company measures the cash equivalents that are invested in money market funds using Level 1 inputs for identical securities. The Company measures the fair value of marketable securities that are invested in U.S. Treasury securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. As of December 31, 2022, the

Company reported approximately $45,423,000 and $24,675,000 in cash equivalents and marketable securities, respectively. During the three and six months ended June 30, 2023, and the year ended December 31, 2022, there were no transfers between Level 2 and Level 3.

The carrying values of accounts receivable, prepaid expenses, other current assets, debt, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.

4.
Marketable Securities

As of June 30, 2023, the Company had marketable securities that consisted of $4,988,000. The Company had marketable securities that consisted of $24,675,000 at December 31, 2022. The following table presents the Company's marketable securities at June 30, 2023 and December 31, 2022:

	June 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$4,993	$—	$(5)	$4,988
	$4,993	$—	$(5)	$4,988

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$24,771	$—	$(96)	$24,675
	$24,771	$—	$(96)	$24,675

At June 30, 2023, the Company's marketable securities consisted of $4,993,000 of investments that mature within 12 months and the Company recorded an unrealized loss of $5,000 at June 30, 2023. At December 31, 2022, the Company's marketable securities consisted of $24,771,000 of investments that mature within 12 months and the Company recorded an unrealized loss on investments of $96,000 for the year ended December 31, 2022.

5.
Property and Equipment

Property and equipment as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Laboratory equipment	$5,205	$5,246
Furniture and fixtures	81	81
Computer and office equipment	296	296
Leasehold improvements	118	118
	5,699	5,741
Less accumulated depreciation	(4,507)	(4,242)
Net property and equipment	$1,192	$1,499

Depreciation expense for the three months ended June 30, 2023 and 2022 was approximately $132,000 and $212,000, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was approximately $307,000 and $432,000, respectively. Depreciation expense for the six months ended June 30, 2023 excludes trademark amortization expense of approximately $6,000. Depreciation expense for the six months ended June 30, 2022 excludes trademark amortization expense of approximately $6,000, and amortization of capitalized license expenses of approximately $80,000. During the six months ended June 30, 2023, the Company sold fully depreciated lab equipment with an acquisition cost of $41,450 and collected cash of $2,000. The Company recorded a gain on the sale of fixed assets of $2,000, which is presented in other income on the consolidated statements of operations and other comprehensive loss. During the six months ended June 30, 2022, the Company sold furniture and fixtures with an acquisition cost of $15,000 and collected cash of $3,000. The Company recorded a loss on the sale of fixed assets of $4,000, which is presented in other income on the consolidated statements of operations and other comprehensive loss.

6.
Loan with Silicon Valley Bank

On February 15, 2022 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”), with Silicon Valley Bank, as lender (“Lender”). The Company drew $10,000,000 in term loans under the Loan Agreement (the "Term Loans") on the Closing Date. The Loan Agreement was amended in April 2023.

The Term Loans bear interest at a floating rate per annum equal to the greater of (A) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.25% and (B) 5.50%. The Term Loans are interest only from the Closing Date through June 30, 2023, after which the Company is required to pay 30 equal monthly installments of principal. At June 30, 2023, the interest rate was 10.5% based on the prime rate plus 2.25%.

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

The Loan Agreement contains customary representations, warranties, events of default and covenants, including a requirement that the Company maintain in accounts of the Company at the Lender unrestricted and unencumbered cash equal to the lesser of all of the Company’s cash or $20,000,000. On March 10, 2023, Silicon Valley Bank ("SVB") was closed by state regulators and the Federal Deposit Insurance Company ("FDIC") was appointed receiver for the bank. The FDIC created a successor bridge bank, Silicon Valley Bridge Bank, N.A. (“SVBB”) and all deposits of SVB were transferred to SVBB under a systemic risk exception approved by the U.S. Department of the Treasury, the Federal Reserve and the FDIC. SVBB continues to hold the Company’s Term Loans under the same existing terms and covenants which were in place with SVB.

During the three and six months ended June 30, 2023, the Company recognized interest expense related to the Term Loans of $350,000 and $594,000, respectively, and $33,000 and $65,000, respectively, in interest expense related to accretion of the final payment. During the three and six months ended June 30, 2022, the Company recognized interest expense related to the Term Loans of $150,000 and $171,000, respectively, and $43,000 in interest expense related to accretion of the final payment for the three months and six months ended June 30, 2022.

The following tables present the aggregate maturities of long-term and current portion of debt as of June 30, 2023 (in thousands):

Year	Aggregate Minimum Payments
2023	$2,000
2024	4,000
2025	4,000
Total maturities	$10,000

Total long-term debt		$6,000
Accretion of final payment		174
Less: unamortized debt issuance costs		(55)
Long-term debt, net		$6,118

Total current portion of long-term debt		$4,000
Less: unamortized debt issuance costs		(37)
Current portion of long-term debt, net		$3,963

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the consolidated statements of operations and comprehensive loss. The Company incurred approximately $141,748 in debt issuance costs related to the Loan Agreement. For the three and six months ended June 30, 2023, the Company recorded approximately $9,000 and $18,000, respectively, in amortization of debt issuance costs to interest expense in the consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2022, the Company recorded approximately $9,000 and $12,000, respectively, in amortization of debt issuance costs to interest expense in the consolidated statements of operations and comprehensive loss.

7. Stock-Based Compensation

Stock Option Valuation

For stock options requiring an assessment of value during the six months ended June 30, 2023 and 2022, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

June 30, 2023
Risk-free interest rate	3.4% - 3.99%
Expected dividend yield	0%
Expected volatility	97.03% - 103.8%
Expected life	5.50 to 6.25 years

June 30, 2022
Risk-free interest rate	1.53% - 2.56%
Expected dividend yield	0%
Expected volatility	92.1% - 95.7%
Expected life	5.50 to 6.25 years

A summary of stock option activity for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2022	6,173,867	$9.60	5.05
Granted	1,461,900	3.25	—
Exercised	(165,602)	2.86	—
Cancelled	(365,490)	7.18	—
Stock options outstanding at June 30, 2023	7,104,675	8.58	5.76
Stock options exercisable at June 30, 2023	4,451,956	$9.70	4.00

The Company recognized approximately $2,037,000 and $4,035,000 in stock-based compensation expense during the three and six months ended June 30, 2023, respectively, related to stock options activity. As of June 30, 2023, total unrecognized stock-based compensation expense was approximately $10,950,000, which is expected to be recognized as an operating expense in the Company’s consolidated statement of operations and other comprehensive loss over the weighted average remaining period of 2.49 years. During the three and six months ended June 30, 2023, the Company granted stock options to purchase 140,000 shares of common stock with a weighted average grant date fair value of $3.75 per share and stock options to purchase 1,461,900 shares of common stock with a weighted average grant date fair value of $3.25 per share, respectively.

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

The intrinsic value of exercisable but unexercised in-the-money stock options at June 30, 2023 was approximately $442,000, based on a weighted average grant date fair value of $9.70 per share on June 30, 2023.

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

The Company recognized approximately $0 in stock-based compensation during the three and six months ended June 30, 2023 related to RSU activity. As of June 30, 2023, total unrecognized stock-based compensation was fully recognized as an operating expense in the Company’s consolidated statements of operations and other comprehensive loss. The Company recognized approximately $33,000 and $827,000 in stock-based compensation during the three and six months ended June 30, 2022, respectively, related to RSU activity. As of June 30, 2022, total unrecognized stock-based compensation was approximately $19,000.

Stock-based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 was included in the Company’s consolidated statements of operations and other comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
General and administrative	$962	$1,012	$1,850	$2,648
Research and development	1,075	1,297	2,185	2,672
Total	$2,037	$2,309	$4,035	$5,320

8. Warrants

The Company has one tranche of common stock warrants outstanding at June 30, 2023. The Company issued warrants exercisable for 1,500 shares of common stock on June 15, 2015 with an exercise price of $2.70 per share, which warrants expired at the end of their 7-year term on June 15, 2022. The Company issued another tranche of warrants exercisable for an aggregate of 882,071 shares of common stock with an exercise price of $9.38 per share when issued on December 27, 2017, which warrants expired at the end of their 5-year term on December 26, 2022. On November 16, 2022, the Company issued in a private placement 9,188,406 warrants with an exercise price of $3.93 and 1,531,440 pre-funded warrants.

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

The Company recorded cash received from 1,531,440 pre-funded warrants to additional paid in capital in the amount of $4,999,999. The Company recorded placement fees and expenses related to the sale of pre-funded warrants in the amount of $299,999 as a charge to additional paid in capital in the consolidated balance sheet at December 31, 2022.

Per ASC 260-10-45-13, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic EPS. The FASB proposed that warrants or options exercisable for little to no cost (sometimes referred to as “penny warrants”) be included in the denominator of basic EPS (and therefore diluted EPS) once there were no further vesting conditions or contingencies associated with them. The Company included 1,531,440 pre-funded warrants in the denominator of basic EPS at June 30, 2023.

The following table shows common stock warrants outstanding as of June 30, 2023:

	Warrant Issued November 16, 2022	Total
Balance at December 31, 2022	10,719,846	10,719,846
Issued via cashless exercises	—	—
Withheld as payment to cover issued shares	—	—
Expired	—	—
Issued	—	—
Balance at June 30, 2023	10,719,846	10,719,846

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

On December 7, 2020, the Company earned a $1.25 million milestone payment on the selection of a pre-clinical candidate pursuant to the LG Chem Collaboration Agreement. The $1.25 million milestone payment was recorded as a contract liability upon receipt. Revenue related to this milestone payment was recognized by the Company pursuant to the Company’s revenue recognition policy in relation to the performance of its obligations related to the development of this pre-clinical candidate. Of the $1.25 million milestone payment, approximately $206,250 was withheld as payment of foreign tax withholding and shown as income tax expense on the consolidated statement of operations and other comprehensive loss.

On November 23, 2021 the Company earned a $3 million milestone payment for the selection of a clinical product candidate in partnership with LG Chem. The $3 million milestone payment was recorded as a contract liability upon receipt. Revenue related to this milestone payment was recognized by the Company pursuant to the Company’s revenue recognition policy in relation to the performance of its obligations related to the development of this preclinical candidate. Of the $3 million milestone payment, approximately $495,000 was withheld as payment of foreign tax withholding and shown as income tax expense on the consolidated statements of operations and comprehensive loss. Cash was collected in relation to this milestone payment in February 2022.

Aside from the $6.75 million in milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price as of June 30, 2023. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three months ended June 30, 2023 and 2022, the Company recognized revenue of approximately $29,000 and approximately $26,000, respectively, related to the LG Chem Collaboration Agreement. For the six months ended June 30, 2023 and 2022, the Company recognized revenue of approximately $66,000 and approximately $1,026,000, respectively, related to the LG Chem Collaboration Agreement. The Company did not record short or long-term research and development liabilities on its balance sheet dated June 30, 2023 and December 31, 2022 as the performance obligation was met and completed. Research and development cost sharing provisions under the agreement expired on March 31, 2022.

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

Under the terms of the Ono Collaboration and Option Agreement, the Company will perform research activities related to CUE-401 through a specified option period of 24 months (the “Research Term”). During this Research Term, the Company will be responsible for the execution of scientific investigation, nonclinical, preclinical, and clinical drug research and development activities designed to progress CUE-401 toward a potential IND and regulatory approval (such activities, collectively referred to as “R&D”). Ono is responsible for the funding of R&D activities performed by the Company. Per the agreement, as consideration for the R&D activities performed by the Company, Ono (i) made a one-time, non-refundable, non-creditable upfront payment of $3.0 million to the Company and (ii) will reimburse the Company for all costs incurred in conducting research, including (a) pass through costs from third party contractors and (b) full time employee salaries capped at $2.1 million in the first 18 months of the Research Term. The term of the Ono Collaboration and Option Agreement extends until the expiration of the Research Term which cannot exceed a 24-month period. The Company has forecasted that it will be able to complete the R&D activities in 18 months based on the initial research and development plans it has established. The Company received the $3.0 million upfront payment in March 2023.

Aside from the $3.0 million upfront payment and funding related to pass through costs, the Company does not believe that any variable consideration should be included in the transaction price as of June 30, 2023. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three months ended June 30, 2023 and 2022, the Company recognized revenue of approximately $1,353,000 and $0, respectively, related to the Ono Collaboration and Option Agreement. For the six months ended June 30, 2023 and 2022, the Company recognized revenue of approximately $1,504,000 and $0, respectively, related to the Ono Collaboration and Option Agreement. The Company recorded short and long-term research and development liabilities on its balance sheet dated June 30, 2023, of approximately $2,547,000 and $136,000, respectively. The Company did not recognize short or long-term research and development liabilities on its balance sheet as of December 31, 2022, as the agreement was executed in February 2023.

Capitalization of Contract Costs

The Company considered the capitalization of contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers. As it related to the LG Chem Collaboration Agreement, the Company capitalized license expenses of approximately $908,000 as of June 30, 2023, paid to Einstein pursuant to the Einstein License Agreement which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. This amount is comprised of approximately $438,000 of capitalized license expenses related to the up-front payment received from LG Chem in December 2018, approximately $313,000 in capitalized license expenses related to the milestone payment received in June 2019, and approximately $157,000 in capitalized license expenses related to the milestone payment received in December 2020, net of accumulated amortization on all capitalized license expenses of approximately $908,000. As of June 30, 2023 and December 31, 2022, no capitalized license expenses net of accumulated amortization were included in prepaid expenses and other short-term assets related to the LG Chem Collaboration Agreement.

10. Commitments and Contingencies

Einstein License Agreement

In 2015, the Company entered into the Einstein License Agreement with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. The Company entered into an amended and restated license agreement on July 31, 2017, as amended on October 2018, which modified certain obligations of the parties under the Einstein License Agreement. For the three months ended June 30, 2023 and 2022, the Company incurred approximately $29,000 and $0, respectively, in fees and expenses to Einstein related to this license. For the six months ended June 30, 2023 and 2022, the Company incurred approximately $76,000 and $52,000, respectively, in fees and expenses to Einstein related to this license.

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

Collaboration Agreement with LG Chem

See discussion of the LG Chem Collaboration Agreement in Note 9.

Collaboration Agreement with Ono

See discussion of the Ono Collaboration and Option Agreement in Note 9.

Contingencies

The Company accrues for contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in the Company’s consolidated financial statements.

The Company may be subject to various legal proceedings from time to time as part of its business. As of June 30, 2023, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

11. Leases

On March 28, 2022, the Company entered into a License Agreement (the “License”) with MIL 40G, LLC (the “Licensor”), pursuant to which the Company leases approximately 13,000 square feet of office, research and development and laboratory space located at 40 Guest Street, Boston, Massachusetts 02135 (the “Premises”). The Company relocated its corporate headquarters to the Premises in April 2022. On March 28, 2022, the Company terminated its office and lab space lease in Cambridge Massachusetts (the “Laboratory and Office Lease”) effective April 30, 2022. The Company performed an analysis of the accounting implications of this termination based on ASC 360 Impairments and Abandonments guidance. At March 31, 2022, the Company recorded an adjustment to decrease the right-of-use asset and lease liability of approximately $8,124,000 and $8,382,000, respectively, and recorded a gain on right-of-use asset termination included in the consolidated statement of operations and other comprehensive loss of approximately $258,000.

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

On September 9, 2022, the Company terminated its lab space lease in Cambridge, Massachusetts with MIL 21E, LLC with an effective termination date of December 6, 2022. The Company performed an analysis of the accounting implications of this termination based on ASC 360 Impairments and Abandonments guidance. The Company recorded an entry to remove the remaining lease liability and right of use asset of $963,000 and $945,000, respectively. The difference between the carrying amounts of the right of use asset and lease liability of $19,000 was recorded at termination in September 2022, to gain on right of use asset and included in the consolidated statements of operations and other comprehensive loss.

For the three and six months ended June 30, 2023, the Company recorded approximately $134,000 and $280,000, respectively, in non-cash interest expense to the lease liability. For the three and six months ended June 30, 2022, the Company recorded approximately $128,000 in non-cash interest expense to the lease liability.

At June 30, 2023, the Company recorded approximately $7,786,000 to operating lease right-of-use asset, and approximately $3,365,000 and $4,598,000 to the short-term and long-term operating lease liability, respectively. At December 31, 2022, the Company recorded approximately $9,203,000 to operating lease right-of-use asset, and approximately $3,300,000 and $6,018,000 to short-term and long-term operating lease liability, respectively. As of June 30, 2023 and December 31, 2022, a security deposit of approximately $595,000 was included in deposits on the Company’s consolidated balance sheet related to the 40G Additional Laboratory Lease. Cash was collected in the amount of $0 and approximately $199,000 for the Company's former Cambridge 21 Erie Laboratory space during the three and six months ended June 30, 2023, respectively.

Future minimum lease payments under the leases in effect at June 30, 2023 are as follows:

Year	(in thousands)
2023	1,666
2024	3,368
2025	2,799
2026	818
Total lease payments	$8,651
Less: present value discount	(688)
Total	$7,963

Total rent expense of approximately $857,000 and $1,105,000 was included in the consolidated statements of operations and other comprehensive loss for the three months ended June 30, 2023 and 2022, respectively. Total rent expense of approximately $1,713,000 and $2,439,000 was included in the consolidated statements of operations and other comprehensive loss for the six months ended June 30, 2023 and 2022, respectively. Other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2023 is summarized in the table below.

Other information (in thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(702)	$(1,354)
Operating lease cost	$857	$1,713
Weighted average discount rate	5.75%	5.75%
Weighted average remaining lease term	3.79 years	3.79 years

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

Overview

We are a clinical-stage biopharmaceutical company developing a novel class of injectable biologics, engineered to selectively engage and modulate disease-relevant T cells directly within the patient’s body. Through protein engineering, it is our aim to emulate nature's cues, or signals, translating these engineered proteins into promising therapeutics comprised of T cell engagers enabling selective modulation of disease-specific T cells. We believe our proprietary Immuno-STAT™ (Selective Targeting and Alteration of T Cells) platform, as described below, will enable us to enhance the potential of the patient’s own immune system to restore health while avoiding the deleterious side effects of broad immune activation, in the case of cancer, and broad immune suppression in the case of autoimmune disease. Our selective immune modulation approach may be deployed for treating cancer, autoimmune diseases and chronic infections. In addition to the selective modulation of T cell activity, we believe core features of Immuno-STATs offer competitive differentiation and advantages, including modularity, manufacturability, and convenient administration enabling the versatility to treat a broad range of disease.

The core framework of an Immuno-STAT molecule has a stabilized peptide human leukocyte antigen, or pHLA, component that selectively engages those T cells harboring T cell receptors, or TCRs, for tumor-specific peptides (representing Signal 1 in the image below). In addition, Immuno-STATs contain activating signals (representing Signal 2 in the image below), including modified IL-2 in the case of the CUE-100 series, that can be selectively delivered to tumor-specific T cells. We believe this dual requirement of a specific peptide major histocompatibility complex, or pMHC, interacting with its corresponding TCR, along with a co-stimulatory signal, such as IL-2, is addressed with our CUE-100 series, and is a core strategic advantage and differentiation from other immunotherapies.

The Immuno-STAT Framework: CUE-100 Series

With preliminary data from our ongoing clinical trial of our lead drug product candidate, CUE-101, which is representative of the interleukin 2, or IL-2, based CUE-100 series, we believe we have demonstrated the potential of our engineered Immuno-STAT platform to improve patient outcomes beyond that of current standard of care in treating cancer. The CUE-100 series is designed to exploit the selectivity of the TCR combined with rationally engineered IL-2, for selective activation of targeted tumor-specific T cells. As described in further detail below, CUE-101 has demonstrated evidence of anti-tumor activity in our ongoing clinical trials by selective activation of anti-cancer T-cells. Furthermore, it has demonstrated a favorable tolerability profile in over 80 patients treated to date with doses up to 8mg/kg of CUE-101. In addition to our encouraging CUE-101 clinical data generated to date, we also have emerging data from our ongoing Phase 1 dose escalation trial of CUE-102, which data further enhances our confidence of the platform's versatility and potential for addressing a broad range of cancers. Through these ongoing trials, we continue to develop datasets differentiating the CUE-100 series Immuno-STATs from competing approaches. We have also recently observed promising preclinical data pertaining to the potential application of our platform for the treatment of a broad range of autoimmune diseases. In February 2023 we announced the establishment of a strategic collaboration with Ono Pharmaceuticals Co., Ltd., or Ono, focused on the development of CUE-401 for the potential treatment of autoimmune and inflammatory diseases through the induction and expansion of regulatory T cells, or Tregs.

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

Our Pipeline

The pipeline chart below details our current portfolio of oncology assets and their stages of development. We have determined to prioritize and strategically focus on our CUE-101 and CUE-102 oncology programs in our IL-2 based CUE-100 series, and we are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop CUE-103 and our Neo-STAT™ and RDI-STAT™ programs, as well as our programs outside of oncology, including the CUE-300 series and CUE-401 for the treatment of autoimmune and inflammatory disease.

PRODUCT CANDIDATE
TARGET SELECTION
PRE-CLINICAL
PHASE 1
PHASE 2
PARTNER
IMMUNO-ONCOLOGY
CUE-101 Monotherapy 2L+ (HPV)
LG Chem
Asia Rights
CUE-101 KEYTRUDA 1L (HPV)
MERCK
CUE-101 Neoadjuvant (HPV)
CUE-102 (WT1)
LG Chem
Asia Rights
CUE-103 (TBD)
Neo-STAT
RDI-STAT
AUTOIMMUNE & INFLAMMATION
CUE-401
ono
CUE-300

* CUE-101 Combo Trial with KEYTRUDA®

We have made significant progress advancing the IL-2-based CUE-100 series for oncology. Furthermore we continue to progress forward on our strategic collaboration with Ono Pharmaceuticals to develop CUE-401, a preclinical IL-2/TGF-beta based drug product candidate for autoimmune disease.

CUE-101

CUE-101, representative of the CUE-100 series, is our most advanced clinical stage asset in oncology and is being investigated for the treatment of human papillomavirus positive ("HPV+") head and neck cancer. We completed enrollment of the expansion phase of our monotherapy Phase 1 clinical trial of CUE-101 at the 4 mg/kg recommended Phase 2 dose, or RP2D, for the treatment of third line and beyond recurrent/metastatic head and neck squamous cell cancer, or R/M HNSCC patients. These patients had received and failed several prior lines of systemic therapy, including chemotherapy and checkpoint inhibitors, or CPIs, such as KEYTRUDA®.

In this monotherapy trial, CUE-101 has demonstrated evidence of anti-tumor clinical activity as a single agent along with a favorable tolerability profile. Of the 19 evaluable patients treated at the RP2D of 4 mg/kg, we observed a confirmed partial response, or PR, lasting for more than 36 weeks and seven patients with durable stable disease, defined as stable disease on at least two consecutive post-treatment scans lasting at least 12 weeks. We have also observed promising preliminary data with respect to CUE-101’s pharmacokinetic, or PK, and pharmacodynamic, or PD, profile, as well as biomarker data with respect to HPV circulating free DNA, or cfDNA, as a potential proxy of anti-tumor response. Of note, one of the patients has demonstrated stable disease for over 22 months with no detectable evidence of HPV cfDNA in their blood after commencing treatment with CUE-101. This patient continues on treatment in the trial. Furthermore, we have observed a trend of extension in median overall patient survival, or mOS, which is currently approaching 14 months or greater in third line and beyond patients. This compares favorably to the historical mOS of approximately eight months that was observed with pembrolizumab as a monotherapy in second line patients in Merck Sharp &

Dohme Corp.'s, or Merck’s, KEYNOTE-40 trial. We continue to follow the patients treated in the monotherapy trial and anticipate this overall survival data to continue to mature throughout 2023.

CUE-101 Monotherapy in 3L+ R/M HNSCC: mOS Approaching 14 Months

We are currently enrolling patients in a first line, Phase 1 combination trial with Merck’s anti-PD-1 therapy KEYTRUDA (pembrolizumab), the current standard of care for first line R/M HNSCC. We completed the dose escalation portion of this trial without observing any dose-limiting-toxicity and continue to enroll patients in the expansion phase at the RP2D dose of 4 mg/kg of CUE-101 in combination with the approved dose of KEYTRUDA. The waterfall plot below is an update of the plot presented at the American Society of Clinical Oncology, or ASCO, meeting in June 2023. As shown on the waterfall plot below, the current ORR in the trial is 44% in the 16 evaluable patients treated with combination therapy at the RP2D of 4 mg/kg of CUE-101 and 200 mg of KEYTRUDA, including one patient with a confirmed complete response or CR, and six additional patients with partial responses, or PRs, five confirmed and one pending follow up scans. The ORR of 44% in all patients with CPS of ≥ 1, which reflects the levels of PD-L1 expression in the tumor, compares favorably to the historical ORR of 19% observed in all patients with CPS of ≥ 1 treated with pembrolizumab monotherapy in Merck's KEYNOTE-48 trial. Notably, four out of the seven objective responses in the CUE-101 Phase 1 combination trial were observed in patients with tumors with low PD-L1 expression, as evidenced by CPS of less than 20.

CUE-101 in Combination with Pembrolizumab in 1L R/M HNSCC

The swimmer plot below shows that 16 of the 17 patients treated to date at the RP2D in the ongoing combination trial of CUE-101 and pembrolizumab remain alive as of the last follow-up for each patient. Of note, eight of the patients remain on treatment and five patients have lived beyond 12 months, which was the mOS observed in patients treated with pembrolizumab alone in Merck's KEYNOTE-48 trial. In addition, an extension of progression free survival, observed in patients treated with pembrolizumab alone in the KEYNOTE-48 study is emerging in patients treated at the RP2D of the combination trial, also shown in the swimmer plot below.

Emerging Trend of Increase in mPFS in CUE-101 in Combination with Pembrolizumab 1L R/M HNSCC

The ORR of 44% in all patients with CPS of ≥ 1 compares favorably to the historical ORR of 19% observed in all patients with CPS of ≥ 1 treated with pembrolizumab monotherapy in Merck's KEYNOTE-48 trial. As shown below, patients with low CPS (1-19) treated with pembrolizumab alone in the KEYNOTE-48 trial had a lower ORR than all treated patients with CPS ≥1. Patients with CPS of 1-19, treated with CUE-101 and pembrolizumab in combination in the ongoing trial demonstrated an ORR of 50%, compared to 14.5% observed with pembrolizumab monotherapy in the KEYNOTE-48 trial. We believe that this suggests that CUE-101 and pembrolizumab given in combination could expand patient reach in HPV16+ R/M HNSCC patients with low PD-L1 expression. This is particularly important since patients with low CPS scores (CPS 1-19) represent approximately 50% of all patients that are CPS positive.

Observed Expanded Reach in Patients with Low PD-L1 Expression when Treated with CUE-101 in Combination with Pembrolizumab

We plan to provide a further update and substantive analysis of this ongoing trial at the upcoming Society for Immunotherapy of Cancer, also known as SITC, meeting in November 2023.

We believe the evidence of combination activity of CUE-101 with KEYTRUDA is likely due to their complementary mechanisms of action, enabling anti-tumor T cells to effectively recognize and kill target tumor cells.

We believe that CUE-101 has the potential to enhance the clinical activity of KEYTRUDA as well as other CPIs since the presence of expanded tumor-specific T cells is an obligatory pre-requisite for anti-PD-1 therapy. As such, we believe that CUE-101 has the potential to expand patient reach and enhance the therapeutic benefit of CPIs. On October 3, 2022, we received Fast Track Designation of CUE-101 for the treatment of R/M HPV+ HNSCC as a monotherapy and in combination with KEYTRUDA. As the data from the CUE-101 monotherapy and combination with pembrolizumab study matures, we plan to define potential registration paths.

Importantly, it is our position that the CUE-101 clinical data generated to date has reduced the risk profile of the entire IL-2 based CUE-100 series due to the core framework of the CUE-100 series being conserved for each drug product candidate, with the only substantive modification being the targeting peptide epitope within the major histocompatibility complex, or MHC, pocket or the human leukocyte antigen, or HLA. Therefore, the core IL-2 scaffold is a shared molecular feature of all molecules generated within this series, including CUE-102 as described below.

CUE-102

The second drug product candidate in our CUE-100 series, CUE-102, targets Wilms’ Tumor 1 protein, or WT-1, an oncofetal antigen known to be over-expressed in more than 20 different cancers, including both solid tumors (such as colorectal, ovarian, pancreatic and lung tumors) and hematologic malignancies (such as acute myeloid leukemia, multiple myeloma and myelodysplastic syndromes). In April 2022, we received acceptance from the U.S. Food and Drug Administration, or FDA, of our investigational new drug application, or IND, for CUE-102. Based on the premise that CUE-102 shares the same core molecular framework as CUE-101, except for the T cell epitope pertaining to HPV-E7 versus WT-1, its IND was supported by clinical and safety data from the ongoing

CUE-101 monotherapy trial and did not require additional IND-enabling toxicology studies. This supports our premise that each CUE-100 series Immuno-STAT molecule provides further de-risking and acceleration of subsequent drug product candidates. With CUE-102 we believe that there is a potential to reach an even larger patient population than for CUE-101 as WT-1 can potentially treat a number of different types of cancer. We are enrolling patients in a Phase 1 monotherapy dose-escalation trial with CUE-102 focused on WT-1-positive recurrent/metastatic gastric, pancreatic, ovarian and colorectal cancers. To date, CUE-102 has been well tolerated and no dose limiting toxicities have been observed. We anticipate opening the expansion cohort in patients with colorectal cancer and other potential indications in the second half of 2023.

We believe that our CUE-100 series platform can generate multiple additional therapeutic molecules that selectively target tumor-specific antigens. Importantly, the modularity of the CUE-100 series platform enables us to generate new drug product candidates targeting tumor antigens that have already been clinically validated, resulting in further potential de-risking and accelerated development of future molecules. For example, we have generated preclinical proof of concept data supporting the manufacturability and selective biologic activity of Immuno-STATs targeting mutated driver antigens (such as KRAS) and broadly expressed cancer antigens (such as MAGE-A4 and PRAME). These Immuno-STAT molecules contain peptide antigens presented on different HLA alleles, including HLA-A02, -A03, and -A11. Generating Immuno-STATs across these additional HLA alleles will enhance potential patient coverage and market reach globally. Based on the successful validation of the modularity of the core Immuno-STAT scaffold, multiple potential Immuno-STAT candidate molecules can be considered for nomination as subsequent programs. We are also exploring the application of our Immuno-STAT platform to CAR-T and TCR-T therapies to further expand and maintain T-cell levels in the patient's body to potentially increase efficacy of these therapies.

Furthermore, we have expanded the potential reach of the Immuno-STAT platform to address the heterogeneity and diversity present in many cancers by developing a derivative scaffold of the CUE-100 series containing stable “peptide-less” or “empty” HLA molecules, to which defined peptides of interest may be covalently attached. We refer to this derivative scaffold as Neo-STAT™. Neo-STAT is designed to provide greater flexibility for targeting multiple tumor epitopes, enhancing production efficiencies, and decreasing time and cost associated with manufacturing. We have also generated a derivative biologic designed to address a primary resistance mechanism found in a subset of solid tumors. This escape mechanism is based upon evading immune surveillance through down-regulation of HLA, thereby making the tumor “invisible” to T cells. This derivative of the CUE-100 series, referred to as RDI-STAT™, takes advantage of the clinical validation of the Immuno-STAT platform via the CUE-100 series by deploying an antibody-like targeting moiety binding to tumor specific antigens found on the surface of tumor cells. Through this approach, we believe we may be able to “paint” the tumor with a viral epitope placed within the HLA pocket of the CUE-100 series Immuno-STAT with the objective of "redirecting" high frequency anti-viral T cells to attack the targeted tumor cells. As noted above, we are seeking partnerships to further develop our Neo-STAT and RDI-STAT assets.

In addition to these novel potential approaches to cancer immunotherapy, we have leveraged the modularity of the Immuno-STAT platform to develop additional biologic series outside of oncology. For example, CUE-300 and CUE-400, specifically designed through rational protein engineering to address distinct therapeutic approaches for treating autoimmune disease. The CUE-300 series incorporates the inhibitory PD-L1 co-modulator for selective inhibition of the autoreactive T cell repertoire. For example, CUE-301 has been engineered with an epitope known to be expressed in Type 1 diabetes. The CUE-400 series represents a novel class of bispecific molecules designed to selectively induce and expand Tregs. In February 2023, we announced a partnership with Ono supporting the development of CUE-401 for the potential treatment of autoimmune and inflammatory diseases.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2022 Annual Report have the greatest potential impact on our financial statements, so we consider those estimates, assumptions and judgments to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. As of the six months ended June 30, 2023, two of these milestones had been achieved, as we had filed an IND in 2019, and initiated the investigator sponsored Phase 1b neoadjuvant clinical trial for CUE-101 in 2021.
•
Incur minimum product development costs per year and meet certain diligence obligations until the first commercial sale of the first Licensed Product.

As of June 30, 2023, we were in compliance with our obligations under the Einstein License.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions that will be triggered if we fail to meet our obligations thereunder.

We account for the costs incurred in connection with the Einstein License in accordance with Accounting Standards Codification, or ASC, 730, Research and Development. For the three months ended June 30, 2023 and 2022, costs incurred with respect to the Einstein License were approximately $29,000 and $0, respectively. For the six months ended June 30, 2023 and 2022, costs incurred with respect to the Einstein License were approximately $76,000 and $52,000, respectively. Such costs are included in research and development costs in our consolidated statements of operations and other comprehensive loss.

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

Pursuant to the LG Chem Collaboration Agreement, we granted LG Chem an exclusive license to develop, manufacture and commercialize our lead product, CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens, or the Drug Product Candidates, in Australia, Japan, Republic of Korea, Singapore, Malaysia, Vietnam, Thailand, Philippines, Indonesia, China (including Macau and Hong Kong) and Taiwan, which we refer to collectively as the LG Chem Territory. We retain rights to develop and commercialize all assets included in the LG Chem Collaboration Agreement in the United States and in global markets outside of the LG Chem Territory. Under the LG Chem Collaboration Agreement, we will engineer the selected Immuno-STATs for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, thereby enhancing our market reach by providing for greater patient coverage of populations in global markets, while LG Chem will establish a chemistry, manufacturing and controls, or CMC, process for the development and commercialization of selected Drug Product Candidates. In addition, LG Chem has the option to select one additional Immuno-STAT for an oncology target, or an Additional Immuno-STAT, for an exclusive worldwide development and commercialization license. On December 18, 2019, we and LG Chem entered into a global license and collaboration agreement, which was amended on November 5, 2020. We refer to such agreement, as amended, as the Global License and Collaboration Agreement. The Global License and Collaboration Agreement supersedes the provisions of the LG Chem Collaboration Agreement related to LG Chem’s option for an Additional Immuno-STAT but generally does not become effective unless and until LG Chem exercises its option, other than certain select provisions including the length of the option period and representations, warranties and covenants of the parties. On April 30, 2021, LG Chem’s option pursuant to the Global License and Collaboration Agreement expired.

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

Pursuant to the LG Chem Collaboration Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Drug Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products. In return for performing CMC process development, LG Chem is eligible to receive low-single digit percentage royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. For the three months ended June 30, 2023 and 2022, we recognized revenue of approximately $29,000 and approximately $26,000, respectively, related to the LG Chem Collaboration Agreement. For the six months ended June 30, 2023 and 2022, we recognized revenue of approximately $66,000 and approximately $1,026,000, respectively, related to the LG Chem Collaboration Agreement. As of June 30, 2023, we had recorded approximately $19.6 million in collaboration revenue related to this agreement since the agreement was entered into. The majority of the research phase of the collaboration agreement was substantially complete on March 31, 2022.

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

Under the terms of the Ono Collaboration and Option Agreement, we will perform research activities related to CUE-401 through a specified option period of 24 months, or the Research Term. During this Research Term, we will be responsible for the execution of scientific investigation, nonclinical, preclinical, and clinical drug research and development activities designed to progress CUE-401 toward a potential IND and regulatory approval, collectively referred to as R&D. Ono is responsible for the funding of R&D activities performed by us. Per the Ono Collaboration and Option Agreement, as consideration for the R&D activities performed by us, Ono (i) made a one-time, non-refundable, non-creditable upfront payment of $3.0 million to us and (ii) will reimburse us for all costs incurred in conducting research, including (a) pass through costs from third party contractors and (b) full time employee salaries capped at $2.1 million in the first 18 months of the Research Term. The term of the Ono Collaboration and Option Agreement extends until the expiration of the Research Term which cannot exceed a 24-month period. We have forecasted that we will be able to complete the R&D activities in 18 months based on the initial research and development plans we have established. We received the $3.0 million upfront payment in March 2023.

Aside from the $3.0 million upfront payment and funding related to pass through costs, we do not believe that any variable consideration should be included in the transaction price as of June 30, 2023. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent we have had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. We will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three months ended June 30, 2023 and 2022, we recognized revenue of approximately $1,354,000 and $0, respectively, related to the Ono Collaboration and Option Agreement. For the six months ended June 30, 2023 and 2022, we recognized revenue of approximately $1,504,000 and $0, respectively, related to the Ono Collaboration and Option Agreement. We recorded short or long-term research and development liabilities on our balance sheet dated June 30, 2023, of approximately $2,332,000 and $141,000, respectively. We did not recognize short or long term research and development liabilities on our balance sheet as of December 31, 2022, as the agreement was executed in February 2023.

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

Three and Six Months Ended June 30, 2023 and 2022

Our consolidated statements of operations and other comprehensive loss for the three and six months ended June 30, 2023 and 2022, as discussed herein, are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Collaboration revenue	$1,382	$26	$1,570	$1,026
Operating expenses:
General and administrative	4,249	3,782	8,425	8,938
Research and development	10,650	9,592	20,041	19,675
Gain on right-of-use asset termination	—	(258)	—	(258)
Total operating expenses	14,899	13,116	28,466	28,355
Loss from operations	(13,517)	(13,090)	(26,896)	(27,329)
Other (expense) income:
Interest income	564	88	1,056	96
Interest expense, net	(232)	(206)	(454)	(230)
Total other (expense) income	332	(118)	602	(134)
Net loss	$(13,185)	$(13,208)	$(26,294)	$(27,463)
Unrealized gain from available-for-sale securities	34	—	91	—
Comprehensive loss	$(13,151)	$(13,208)	$(26,203)	$(27,463)
Net loss per common share – basic and diluted	$(0.29)	$(0.37)	$(0.59)	$(0.81)
Weighted average common shares outstanding – basic and diluted	44,798,760	35,357,343	44,725,875	34,005,410

Collaboration Revenue

Collaboration revenue was approximately $1,382,000 and $26,000 for the three months ended June 30, 2023 and 2022, respectively. We recognized collaboration revenue of $1,570,000 and $1,026,000 for the six months ended June 30, 2023 and 2022, respectively. The increase of approximately $1,356,000 and $544,000 during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively, was due to the Ono Collaboration and Option Agreement executed in February 2023. All collaboration revenue recognized in the three and six months ended June 30, 2023 was related to the performance of services under our collaboration agreements with Ono and LG Chem, including a $3.0 million upfront payment received pursuant to the Ono Collaboration and Option Agreement and pass through costs related to research activities. All collaboration revenue recognized in the three and six months ended June 30, 2022 was related to the performance of services under our collaboration agreement with LG Chem.

General and Administrative

General and administrative expenses totaled approximately $4,249,000 and $3,782,000 for the three months ended June 30, 2023 and 2022, respectively. This increase of approximately $467,000 during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was due primarily to higher professional and consulting fees, offset by a decrease in rent expense.

General and administrative expenses for the three months ended June 30, 2023 consisted of expenses related to professional and consulting fees of $1,412,000, employee and board compensation of $1,408,000, stock-based compensation of $962,000, rent of $184,000, insurance expense of $78,000 and other expenses of $205,000. General and administrative expenses for the three months ended June 30, 2022 consisted of expenses related to professional and consulting fees of $1,142,000, employee and board compensation of $1,138,000, stock-based compensation of $1,012,000, rent of  $246,000, insurance expense of $88,000 and other expenses of $156,000.

General and administrative expenses totaled approximately $8,425,000 and $8,938,000 for the six months ended June 30, 2023 and 2022, respectively. This decrease of approximately $513,000 during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due primarily to lower stock-based compensation related to executive management.

General and administrative expenses for the six months ended June 30, 2023 consisted of expenses related to employee and board compensation of $2,891,000, professional and consulting fees of $2,762,000, stock-based compensation of $1,850,000, rent of $370,000, insurance expense of $155,000, and other expenses of $397,000. General and administrative expenses for the six months ended June 30, 2022 consisted of expenses related to professional and consulting fees of $2,651,000, stock-based compensation of $2,648,000, employee and board compensation of $2,541,000, rent of $534,000, insurance expense of $173,000, and other expenses of $391,000.

Research and Development

Research and development expenses totaled approximately $10,650,000 and $9,592,000 for the three months ended June 30, 2023 and 2022, respectively. This increase of approximately $1,058,000 during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was due primarily to higher laboratory and drug substance manufacturing costs.

Research and development expenses for the three months ended June 30, 2023 included expenses related to research and laboratory expenses of $3,708,000, employee compensation of $2,450,000, clinical expenses of $1,895,000, stock-based compensation expense of $1,075,000, rent of $673,000, insurance expense of $206,000, depreciation and amortization of $130,000, and other expenses of  $513,000. Research and development expenses for the three months ended June 30, 2022 included expenses related to employee compensation of $2,578,000, clinical expenses of $1,940,000, research and laboratory expenses of $1,933,000, stock-based compensation expense of $1,297,000, rent of $864,000, insurance expense of $246,000, depreciation and amortization of $211,000, other professional fees of $98,000, and other expenses of $425,000.

Research and development expenses totaled approximately $20,041,000 and $19,675,000 for the six months ended June 30, 2023 and 2022, respectively. This increase of approximately $366,000 was due primarily to clinical expenses related to the CUE-101 clinical trial and expenses related to the initiation of the Phase 1 monotherapy clinical trial of CUE-102. Rising inflation, supply chain disruptions, and labor shortages may also contribute to future increases in research and development expense.

Research and development expenses for the six months ended June 30, 2023 included expenses related to research and laboratory expenses of $6,176,000, employee compensation of  $5,133,000, clinical expenses of $3,600,000, stock-based compensation of $2,185,000, rent of $1,343,000, insurance expense of $411,000, other professional fees of $326,000, depreciation and amortization of $300,000, and other expenses of $567,000. Research and development expenses for the six months ended June 30, 2022 included expenses related to employee compensation of $5,552,000, research and laboratory expenses of $4,334,000, clinical expenses of $3,075,000, stock-based compensation of $2,672,000, rent of $1,914,000, insurance expense of $504,000, depreciation and amortization of $491,000, other professional fees of $384,000, licensing fees of $57,000, and other expenses of $692,000.

Gain on Right-of-use Asset Termination

Gain on right-of-use asset termination was $0 and $258,000 for the three and six months ended June 30, 2023 and 2022, respectively. This decrease of $258,000 was due to the gain on right-of-use asset related to the termination of our operating lease agreement for our laboratory and office space in Cambridge, Massachusetts at 21 Erie Street, effective on April 30, 2022.

Interest Income

Interest income was approximately $564,000 for the three months ended June 30, 2023 as compared to approximately $88,000 for the three months ended June 30, 2022. Interest income for the three months ended June 30, 2023 included approximately $479,000 in income resulting from amortization of discounts received on certain of our marketable securities and approximately $85,000 of interest income from our operating sweep account, compared to approximately $88,000 of interest income for the three months ended June 30, 2022.

Interest income was approximately $1,056,000 for the six months ended June 30, 2023 as compared to approximately $96,000 for the six months ended June 30, 2022. Interest income for the six months ended June 30, 2023 included approximately $914,000 in income resulting from amortization of discounts received on certain of our marketable securities and approximately $142,000 of interest income from our operating sweep account, compared to approximately $96,000 of interest income for the six months ended June 30, 2022.

Interest Expense

Interest expense was approximately $232,000 and $206,000 for the three months ended June 30, 2023 and 2022, respectively. This increase of $26,000 was primarily due to cash paid for interest expense related to the proceeds from borrowings under our Loan and Security Agreement, as amended, or the Loan Agreement, with Silicon Valley Bridge Bank, N.A., or SVBB, of $295,000, and amortization of deferred issuance costs of $9,000, offset by approximately $74,000 from amortization/accretion on investments.

Interest expense was approximately $454,000 and $230,000 for the six months ended June 30, 2023 and 2022, respectively. This increase of $224,000 was primarily due to cash paid for interest expense related to the proceeds from borrowings under the Loan Agreement with SVBB of $659,000, and amortization of deferred issuance costs of $18,000, offset by cash received on the sale of property and equipment of $2,000 and approximately $222,000 from amortization/accretion on investments.

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities, cash received from Merck, LG Chem, and Ono under the respective collaboration agreements and borrowings under the Loan Agreement. At June 30, 2023, we had cash, cash equivalents, and marketable securities totaling $57,889,000 available to fund our ongoing business activities. Additional information concerning our financial condition and results of operations is provided in the financial statements included in this Quarterly Report on Form 10-Q.

The amounts that we actually spend for any specific purpose may vary significantly and will depend on a number of factors, including, but not limited to, our research and development activities and programs, clinical testing, regulatory approval, market conditions, and changes in or revisions to our business strategy and technology development plans.

On May 9, 2023, we filed a registration statement on Form S-3, which was declared effective on May 26, 2023 (File No. 333-271786), to register for sale from time to time up to $300.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units in one or more offerings.

In October 2021, we entered into an open market sale agreement, or the October 2021 ATM Agreement, with Jefferies LLC, or Jefferies, to sell shares of our common stock for aggregate gross proceeds of up to $80.0 million, from time to time, through an "at-the-market" equity offering program under which Jefferies acts as sales agent. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80.0 million of shares of our common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by us or Jefferies. During the three and six months ended June 30, 2023, we sold 536,264 shares of common stock under the October 2021 ATM Agreement for proceeds of approximately $2,015,000 net of commission paid, but excluding transaction expenses. As of June 30, 2023, we had sold an aggregate of 4,129,671 shares of common stock under the October 2021 ATM Agreement for proceeds of approximately $25.6 million, net of commissions paid, but excluding transaction expenses, since its inception.

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

On March 10, 2023, Silicon Valley Bank, or SVB, was closed and the Federal Deposit Insurance Company, or FDIC, was appointed receiver for the bank. The FDIC created a successor bridge bank, SVBB, and all deposits of SVB were transferred to SVBB under a systemic risk exception approved by the U.S. Department of the Treasury, the Federal Reserve and the FDIC. SVBB continues to hold our Term Loans under the same existing terms and covenants which were in place with SVB. The vast majority of our cash, cash equivalents and marketable securities reside in custodial accounts at US Bank for which SVB Asset Management is the advisor.

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

Cash Flows

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
(in thousands)
Net cash provided by (used in):
Operating activities	$(21,204)	$(24,421)
Investing activities	20,002	(89)
Financing activities	2,489	26,265
Net increase in cash, cash equivalents, and restricted cash	$1,287	$1,755

Operating Activities

During the six months ended June 30, 2023 and 2022, we used cash of $21,204,000 and $24,421,000, respectively, to fund our operating activities. Cash used in operating activities during the six months ended June 30, 2023 consisted primarily of our net loss of $26,294,000 and decreases of $1,070,000 in prepaid expenses and other current assets, $1,077,000 in accounts receivable, $1,354,000 in operating lease liability, $375,000 in amortization of discount on purchased securities, $222,000 in amortization of discount on purchased securities and $2,000 in gain on sale of property and equipment. Cash used in operating activities was partially offset by increases of $2,683,000 in research and development contract liability, $4,035,000 in stock-based compensation, $1,416,000 in amortization of operating lease right-of-use asset, $521,000 in accrued expenses $313,000 in depreciation and amortization, $139,000 in deposits, $65,000 in accretion on final payment of term loan, and $18,000 in amortization of debt issuance costs.

Cash used in operating activities during the six months ended June 30, 2022 consisted primarily of our net loss of $27,463,000 and decreases of $1,062,000 in accrued expenses, $645,000 in research and development contract liability, $258,000 in gain on right-of-use asset termination, $1,023,000 in accounts payable, $1,075,000 in deposits, $100,000 in operating lease liability, and $1,268,000 in prepaid expenses and other current assets. Cash used in operating activities was partially offset by increases of $5,320,000 in stock-based compensation, $169,000 in operating lease right-of-use asset, $12,000 in amortization of debt issuance costs, $43,000 in accretion on final payment of term loan, $518,000 in depreciation and amortization, $2,407,000 in accounts receivable, and $4,000 in loss on sale of property and equipment.

Investing Activities

During the six months ended June 30, 2023, our investing activities provided $20,002,000 in cash, compared to cash used in investing activities of $89,000 during the six months ended June 30, 2022. This increase of $20,091,000 in cash from investing activities was primarily due to the redemption of short-term investments in marketable securities and cash received from the sale of fixed assets. Cash provided in investing activities during the six months ended June 30, 2023 consisted of the net redemption of short-term investments in marketable securities of $20,000,000 and the cash received from the sale of property and equipment of $2,000. Cash used in investing activities during the six months ended June 30, 2022 consisted of the purchase of property and equipment of $92,000, offset by cash received from the sale of property and equipment of $3,000.

Financing Activities

During the six months ended June 30, 2023 and 2022, we generated cash from financing activities of $2,488,000 and $26,265,000, respectively, a decrease of $23,777,000. Cash from financing activities during the six months ended June 30, 2023 consisted of cash proceeds from the sale of common stock pursuant to the October 2021 ATM Agreement of $2,015,000 net of sales agent commissions and fees, and cash proceeds from the exercise of stock options of $473,000. Cash from financing activities during the six months ended June 30, 2022 consisted of cash proceeds from the sale of common stock pursuant to the October 2021 ATM Agreement of $16,598,000 net of sales agent commissions and fees, and proceeds from borrowings under the Loan Agreement of $10,000,000, partially offset by cash used for restricted stock buy-back at vesting of $191,000 and payment of debt issuance costs of $142,000.

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

In the first quarter of 2022, we determined to prioritize and strategically focus on our CUE-101 and CUE-102 oncology programs in our CUE-100 series. We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop CUE-103 and our Neo-STAT and RDI-STAT programs as well as our programs outside of oncology, including our CUE-300 and CUE-400 series. In 2022, we also determined to take proactive steps to decrease our office and lab footprint and to restructure our research and development functions in support of prioritized corporate objectives and strategies. These steps have realized cost savings to date that have been allocated to our key programs.

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2023 will enable us to fund our operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

We will need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market drug product candidates that we would otherwise prefer to develop and market ourselves, which could adversely affect our business prospects, and we may be unable to continue our operations. Because of numerous risks and uncertainties associated with the research, development and commercialization of our drug product candidates, we are unable to estimate the exact amount of our working capital requirements. Factors that may affect our planned future capital requirements and accelerate our need for additional working capital include the following:

•
the progress, timing, scope and costs of our clinical trials, including the ability to timely enroll patients in our ongoing, planned and potential future clinical trials;
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

Principal Commitments

During the three and six months ended June 30, 2023, there were no material changes to our contractual obligations and commitments as of December 31, 2022 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
10.1	Amendment No. 2 to Cue Biopharma, Inc. 2016 Omnibus Incentive Plan	X
10.2	Amendment No. 1 to Cue Biopharma, Inc. 2016 Non-Employee Equity Incentive Plan	X
10.3	Consulting Agreement effective June 7, 2023 entered into between Cue Biopharma, Inc. and Peter A Kiener, D.Phil	X
10.4	Waiver and First Amendment to Loan and Security Agreement, dated April 10, 2023, by and between Cue Biopharma, Inc. and Silicon Valley Bridge Bank, N.A., as successor in interest to Silicon Valley Bank		10-Q	10.2	5/9/2023	001-38327
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS

Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: August 8, 2023	By:	/s/ Daniel R. Passeri

Daniel R. Passeri Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2023	By:	/s/ Kerri-Ann Millar

Kerri-Ann Millar Chief Financial Officer (Principal Financial and Accounting Officer)