Form 10-Q
period 2024-03-31
Cue Biopharma, Inc.
filed 2024-05-09
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of May 6, 2024, the registrant had 48,643,316 shares of Common Stock ($0.001 par value per share) outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include the factors discussed below under the heading “Risk Factor Summary,” and the risk factors detailed further in Item 1A., “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

RISK FACTOR SUMMARY

Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2024 and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

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
•
If we or our licensor(s) are unable to protect our or its intellectual property, then our financial condition, results of operations and the value of our technology and potential products could be adversely affected.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$41,029	$48,514
Accounts receivable	1,400	1,698
Prepaid expenses and other current assets	2,240	1,242
Total current assets	44,669	51,454
Property and equipment, net	754	795
Operating lease right-of-use assets	5,573	6,323
Deposits	2,690	2,690
Restricted cash	151	151
Other long-term assets	114	117
Total assets	$53,951	$61,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,919	$3,501
Accrued expenses	5,208	4,137
Research and development contract liability, current portion	1,790	2,112
Operating lease liabilities, current	3,210	3,368
Current portion of long-term debt, net	3,963	3,963
Total current liabilities	18,090	17,081
Operating lease liabilities, non-current	2,579	3,162
Long-term debt, net	3,244	4,202
Total liabilities	$23,913	$24,445
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 48,643,316 and 47,215,116 shares issued and outstanding, at March 31, 2024 and December 31, 2023, respectively	48	47
Additional paid in capital	343,527	338,228
Accumulated deficit	(313,537)	(301,190)
Total stockholders’ equity	30,038	37,085
Total liabilities and stockholders’ equity	$53,951	$61,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$1,717	$187
Operating expenses:
General and administrative	4,186	4,176
Research and development	10,199	9,391
Total operating expenses	14,385	13,567
Loss from operations	(12,668)	(13,380)
Other income (expense):
Interest income	562	641
Interest expense	(241)	(370)
Total other income (expense), net	321	271
Net loss	$(12,347)	$(13,109)
Unrealized gain from available-for-sale securities	—	57
Comprehensive loss	$(12,347)	$(13,052)
Net loss per common share – basic and diluted	$(0.25)	$(0.29)
Weighted average common shares outstanding – basic and diluted	49,466,711	44,652,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share amounts)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2022	43,042,548	$43	$316,192	$(96)	$(250,456)	$65,683
Stock-based compensation	—	—	1,998	—	—	1,998
Exercise of stock options	135,602	—	388	—	—	388
Unrealized gain from available-for-sale securities	—	—	—	57	—	57
Net loss	—	—	—	—	(13,109)	(13,109)
Balance, March 31, 2023	43,178,150	$43	$318,578	$(39)	$(263,565)	$55,017

Balance, December 31, 2023	47,215,116	$47	$338,228	$—	$(301,190)	$37,085
Issuance of common stock from ATM offering, net of sales agent commission and fees	1,428,200	1	3,353	—	—	3,354
Stock-based compensation	—	—	1,946	—	—	1,946
Net loss	—	—	—	—	(12,347)	(12,347)
Balance, March 31, 2024	48,643,316	$48	$343,527	$—	$(313,537)	$30,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(12,347)	$(13,109)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	99	177
Stock-based compensation	1,946	1,998
Decrease in the carrying amount of right-of-use-assets	750	703
Gain on sale of property and equipment	—	(2)
Amortization of premium/discount on purchased securities	—	(149)
Amortization of debt issuance costs	9	9
Accretion of final payment on term loan	33	33
Changes in operating assets and liabilities:
Accounts receivable	298	(139)
Prepaid expenses and other current assets	(998)	(1,518)
Deposits	—	139
Accounts payable	418	(580)
Accrued expenses	1,071	(709)
Research and development contract liability	(322)	2,966
Operating lease liability	(741)	(652)
Net cash used in operating activities	(9,784)	(10,833)
Cash flows from investing activities
Purchases of property and equipment	(55)	—
Cash received from the sale of property and equipment	—	2
Redemption of marketable securities	—	15,000
Net cash (used in) provided by investing activities	(55)	15,002
Cash flows from financing activities
Proceeds from ATM offering, net of sales agent commission and fees	3,354	—
Payment of term loan	(1,000)	—
Proceeds from exercise of stock options	—	388
Net cash provided by financing activities	2,354	388
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,485)	4,557
Cash, cash equivalents, and restricted cash at beginning of period	48,665	51,764
Cash, cash equivalents, and restricted cash at end of period	$41,180	$56,321
Supplemental disclosures of non-cash investing and financing activities:
Cash paid for interest	$209	$330

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Basis of Presentation

Cue Biopharma, Inc. (the "Company") is a clinical-stage biopharmaceutical company developing a novel class of therapeutic biologics to selectively modulate disease-specific T cells directly within the patient’s body. The Company's vision is to translate nature's signals, or "cues", into protein therapeutics by generating a new class of T cell engagers for selective modulation of disease specific T cells. The Company’s corporate office and research facilities are located in Boston, Massachusetts.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company is in the development stage and has incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2024, the Company had cash and cash equivalents of $41.0 million. Management believes that current cash and cash equivalents on hand at March 31, 2024 are sufficient to fund operations into the first quarter of 2025; however, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund research and development costs in order to seek approval for commercialization of its drug product candidates. The Company is exploring raising additional capital through a combination of equity offerings, collaborations, and other strategic alliances, and, depending on the availability and level of additional financings, and cash expenditure reduction, there is no guarantee that the Company will be successful in these mitigation efforts. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop and commercialize the Company’s drug product candidates in order to generate future revenue streams. Therefore, management has determined that the Company’s accumulated deficit, history of losses, negative cash flows from operations and future expected losses raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these financial statements.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

Interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any future periods.

Public Offerings

In October 2021, the Company entered into an open market sale agreement (the “October 2021 ATM Agreement”) with Jefferies LLC ("Jefferies"), as agent, to sell shares of the Company’s common stock for aggregate gross proceeds of up to $80 million, from time to time, through an at-the-market equity offering program. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of the Company’s common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by the Company or Jefferies. During the three months ended March 31, 2024, the Company sold 1,428,200 shares of common stock under the October 2021 ATM Agreement for proceeds of $3.4 million, net of commission paid, but excluding transaction expenses. There were no sales under the October 2021 ATM Agreement during the three months ended March 31, 2023. As of March 31, 2024, the Company sold an aggregate of 9,028,573 shares of common stock under the October 2021 ATM Agreement for proceeds of $40.4 million, net of commission paid, but excluding transaction expenses, since its inception.

Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp. The Company has eliminated all intercompany transactions.

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

Marketable Securities

Marketable securities consist of investments with original maturities greater than ninety days and less than one year from the date of the Company's condensed consolidated balance sheets. The Company classifies all of its investments as available-for-sale securities. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are recognized and determined on a specific identification basis and are included in comprehensive loss. Realized gains and losses are determined on a specific identification basis and are included in other income on the condensed consolidated statements of operations and comprehensive loss. Amortization and accretion of discounts and premiums is recorded in interest income. The Company had no marketable securities as of March 31, 2024 and December 31, 2023. At March 31, 2024, the Company invested available cash in money market funds, and at March 31, 2023 the Company invested available cash in U.S. Treasury securities.

Restricted Cash

The Company had $151,000 in restricted cash deposited with a separate commercial bank to collateralize Company credit cards as of March 31, 2024 and December 31, 2023.

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

The Company recognizes depreciation and amortization expense in general and administrative expenses and in research and development expenses in the Company’s condensed consolidated statements of operations and comprehensive loss, depending on how each category of property and equipment is utilized in the Company’s business activities.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date. The Company recorded $3,000 in amortization expense, on a straight-line basis, for each of the three months ended March 31, 2024 and 2023.

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the condensed consolidated statements of operations and comprehensive loss.

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

Nonrefundable advance payments are recognized as an expense as the related services are performed. The Company evaluates whether it expects the services to be rendered at each quarter end and year end reporting date. If the Company does not expect the services to be rendered, the advance payment is charged to expense. Nonrefundable advance payments for research and development services are included in prepaid and other current assets on the Company's condensed consolidated balance sheets. To the extent that a nonrefundable advance payment is for contracted services to be performed within 12 months from the reporting date, such advance is included in current assets; otherwise, such advance is included in non-current assets.

The Company evaluates the status of its research and development agreements and contracts, and the carrying amount of the related assets and liabilities, at each quarter end and year end reporting date, and adjusts the carrying amounts and their classification on the Company's condensed consolidated balance sheets as appropriate.

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable drug product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to general and administrative expense as incurred. For the three months ended March 31, 2024 and March 31, 2023, patent expenses were $537,000 and $632,000, respectively.

Licensing Fees and Costs

Licensing fees and costs consist primarily of costs relating to the acquisition of the Company’s license agreement with the Albert Einstein College of Medicine (“Einstein”), including related royalties, maintenance fees, milestone payments and product development costs. Licensing fees and costs are charged to research and development expense as incurred.

Long-Lived Assets

The Company reviews long-lived assets, consisting of property and equipment, for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the Company's condensed consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. There were no disposals of property and equipment for the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company sold fully depreciated lab equipment with an acquisition cost of $41,000 and collected cash of $2,000. The Company recorded a gain on the sale of fixed assets of $2,000, which is presented in other income on the condensed consolidated statements of operations and comprehensive loss.

Leases

The Company accounts for leases under ASC 842, Leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability for most lease arrangements on the Company's condensed consolidated balance sheets. Under the standard, disclosure of key information about leasing arrangements to assist users of the financial statements with assessing the amount, timing and uncertainty of cash flows arising from leases are required.

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

The Company recognizes the fair value of stock-based compensation in general and administrative expenses and in research and development expenses in the Company’s condensed consolidated statements of operations and comprehensive loss, depending on the type of services provided by the recipient of the equity award. The Company accounts for forfeitures as they occur.

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

Per ASC 260-10-45-13, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic EPS. The Financial Accounting Standards Board (“FASB”) proposed that warrants or options exercisable for little to no cost (sometimes referred to as “penny warrants”) be included in the denominator of basic EPS (and therefore diluted EPS) once there were no further vesting conditions or contingencies associated with them. The Company included 1,531,440 pre-funded warrants in the denominator of basic EPS at March 31, 2024.

At March 31, 2024 and 2023, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of EPS, as their effect would have been anti-dilutive.

	March 31,
	2024	2023
Common stock warrants	9,188,406	9,188,406
Common stock options	9,270,666	7,044,599
Total	18,459,072	16,233,005

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

The Company had $41.0 million and $39.1 million in cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

The carrying value of financial instruments (consisting of cash, a certificate of deposit, debt, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its condensed consolidated financial statements.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$41,029	$—	$—	$41,029
Total	$41,029	$—	$—	$41,029

	Fair Value Measurements as of December 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$39,148	$—	$—	$39,148
Total	$39,148	$—	$—	$39,148

As of March 31, 2024, the Company had $41.0 million in cash equivalents. The Company measures the cash equivalents that are invested in money market funds using Level 1 inputs for identical securities. As of December 31, 2023, the Company had $39.1 million in cash equivalents. During the three months ended March 31, 2024, and the year ended December 31, 2023, there were no transfers between Level 2 and Level 3.

4.
Property and Equipment

Property and equipment as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Laboratory equipment	$4,097	$4,069
Furniture and fixtures	81	81
Computer equipment	169	143
Leasehold improvements	118	118
Total property and equipment	4,465	4,411
Less accumulated depreciation	(3,711)	(3,616)
Property and equipment, net	$754	$795

Depreciation expense was $96,000 and $174,000 for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense for the three months ended March 31, 2024 and 2023 excludes trademark amortization expense of $3,000. There were no disposals of property and equipment for the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company sold fully depreciated lab equipment with an acquisition cost of $41,000 and collected cash of $2,000. The Company recorded a gain on the sale of fixed assets of $2,000, which is presented in other income on the condensed consolidated statements of operations and comprehensive loss.

5.
Loan with First Citizens Bank (formerly with Silicon Valley Bank)

On February 15, 2022 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”), with Silicon Valley Bank, as lender (“SVB”). The Company drew $10,000,000 in term loans under the Loan Agreement (the "Term Loans") on the Closing Date. The Loan Agreement was amended in April 2023.

The Term Loans bear interest at a floating rate per annum equal to the greater of (A) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.25% and (B) 5.50%. The Term Loans were interest only from the Closing Date through June 30, 2023, after which the Company is required to pay 30 equal monthly installments of principal. At March 31, 2024, the interest rate was 10.75% which is based on the prime rate plus 2.25%.

The Term Loans may be prepaid in full prior to February 15, 2024 with payment of a 2.00% prepayment premium, on or after which they may be prepaid in full with payment of a 1.00% prepayment premium. Upon prepayment or repayment in full of the Term Loans, the Company will be required to pay a one-time final payment fee equal to 5.00% of the original principal amount of any funded Term Loans being repaid. This one-time final payment fee is recorded to interest expense using the effective interest method over the period of the Term Loans in the condensed consolidated statements of operations and comprehensive loss.

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

During the three months ended March 31, 2024 and March 31, 2023, the Company recognized interest expense related to the Term Loans of $199,000 and $330,000, respectively. For each of the three months ended March 31, 2024 and March 31, 2023, the Company recognized $33,000 in interest expense related to accretion of the final payment.

The following table presents the aggregate maturities of long-term debt as of March 31, 2024 (in thousands):

Year
2024	$3,000
2025	4,000
Total	$7,000

The following table presents long-term and current portions of debt as of March 31, 2024 (in thousands):

Long-term debt	$3,000
Accretion of final payment	272
Less: unamortized debt issuance costs	(28)
Long-term debt, net	$3,244
Current portion of long-term debt	$4,000
Less: unamortized debt issuance costs	(37)
Current portion of long-term debt, net	$3,963

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the condensed consolidated statements of operations and comprehensive loss.

The Company has incurred $142,000 in debt issuance costs related to the Loan Agreement. For each of the three months ended March 31, 2024 and March 31, 2023, the Company recognized interest expense of $9,000 for amortization of debt issuance costs in the condensed consolidated statements of operations and comprehensive loss. The Company recorded $37,000 and $28,000 to short- and long-term debt issuance costs contra-liabilities as of March 31, 2024, respectively.

6.
Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
(In thousands)	2024	2023
Employee and board compensation	$3,106	$2,219
Contract research services	1,816	1,411
Professional services	207	344
Contract manufacturing services	79	163
Total	$5,208	$4,137

7.
Einstein License Agreement

On January 14, 2015, the Company entered into a license agreement (the “Einstein License”), with Albert Einstein College of Medicine (“Einstein”) for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T-cell targeting peptides. On July 31, 2017, the Company entered into an amended and restated license agreement which modified certain obligations of the parties under the Einstein License. The Einstein License was further amended on January 13, 2024.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. Payments made upon achievement of milestones are nonrefundable and are not creditable against any other payment due to Einstein. At March 31, 2024, the Company has made aggregate payments totaling $1.2 million since inception with respect to achievement of these milestones.
•
Incur minimum product development costs until the first commercial sale of the first licensed product.

The Company was in compliance with its obligations under the Einstein License at March 31, 2024 and 2023.

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

The Company accounts for license fees incurred in connection with the Einstein License in accordance with ASC 730, Research and Development. Please refer to Note 10 Collaboration Revenue.

8.
Stock-Based Compensation

Stock Option Valuation

For stock options requiring an assessment of value during the three months ended March 31, 2024 and 2023, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

March 31, 2024
Risk-free interest rate	3.83% - 4.28%
Expected dividend yield	0%
Expected volatility	66.27% - 109.86%
Expected life	5.50 to 8.91 years

March 31, 2023
Risk-free interest rate	3.40% - 3.99%
Expected dividend yield	0%
Expected volatility	97.0% - 100.4%
Expected life	5.50 to 6.25 years

A summary of stock option activity for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2023	7,492,917	$8.41	6.12
Granted	1,869,500	2.02	—
Exercised	—	—	—
Cancelled	(91,751)	10.63	—
Stock options outstanding at March 31, 2024	9,270,666	7.10	6.74
Stock options exercisable at March 31, 2024	5,085,904	$9.85	4.72

The Company recognized $1.9 million and $2.0 million in stock-based compensation expense during the three months ended March 31, 2024 and 2023, respectively, related to stock options activity.

As of March 31, 2024, total unrecognized stock-based compensation expense was $10.6 million, which is expected to be recognized as an operating expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the weighted average remaining period of 2.55 years.

As of March 31, 2023, total unrecognized stock-based compensation expense was $12.8 million, which is expected to be recognized as an operating expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the weighted average remaining period of 2.62 years. During the three months ended March 31, 2023, the Company granted stock options to purchase 1,321,900 shares of common stock with a weighted average grant date fair value of $3.20 per share.

Stock-based Compensation

Stock-based compensation expense for the three months ended March 31, 2024 and 2023 was included in the Company’s condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
General and administrative	$956	$888
Research and development	990	1,110
Total stock-based compensation expense	$1,946	$1,998

9.
Warrants

On November 16, 2022, the Company issued warrants exercisable for an aggregate of 9,188,406 shares of common stock with an exercise price of $3.93 and a 5-year term and pre-funded warrants exercisable for an aggregate of 1,531,440 shares of common stock (“Pre-Funded Warrants”) at a nominal exercise price of $0.0001 per share. These November 2022 warrants remain outstanding at March 31, 2024.

The November 2022 warrants were evaluated under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and the Company determined that equity classification was appropriate. The Company determined equity classification for both warrants and pre-funded warrants as they do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Per ASC 815-40-25, the Company accounts for the warrants and pre-funded warrants as equity, as the Company does not provide the holder a fixed or guaranteed return.

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

On May 16, 2019, LG Chem paid the Company a $2.5 million milestone payment for the U.S. Food and Drug Administration’s (“FDA”) acceptance of the investigational new drug application (“IND”) for the Company’s lead drug product candidate, CUE-101, pursuant to the LG Chem Collaboration Agreement. The $2.5 million milestone payment was recorded as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Of the $2.5 million milestone payment, $0.4 million was recognized as tax withholding, shown as income tax expense on the consolidated statement of operations and comprehensive loss.

On December 7, 2020, the Company earned a $1.3 million milestone payment on the selection of a preclinical candidate pursuant to the LG Chem Collaboration Agreement. The $1.3 million milestone payment was recorded as a contract liability upon receipt. Revenue related to this milestone payment was recognized by the Company pursuant to the Company’s revenue recognition policy in relation to the performance of its obligations related to the development of this preclinical candidate. Of the $1.25 million milestone payment, $0.2 million was withheld as payment of foreign tax withholding and shown as income tax expense on the consolidated statement of operations and comprehensive loss.

On November 23, 2021, the Company earned a $3.0 million milestone payment for the selection of a clinical product candidate in partnership with LG Chem. The $3.0 million milestone payment was recorded as a contract liability upon receipt. Revenue related to this milestone payment was recognized by the Company pursuant to the Company’s revenue recognition policy in relation to the performance of its obligations related to the development of this preclinical candidate. Of the $3.0 million milestone payment, $0.5 million was withheld as payment of foreign tax withholding and shown as income tax expense on the condensed consolidated statements of operations and comprehensive loss. Cash was collected in relation to this milestone payment in February 2022.

Aside from the $6.8 million in milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price as of March 31, 2024. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three months ended March 31, 2024 and 2023, the Company recognized revenue of $34,000 and $36,000, respectively, related to the LG Chem Collaboration Agreement. The Company did not record short or long-term research and development liabilities on its balance sheets dated March 31, 2024 and December 31, 2023, as the performance obligation was met and completed. Research and development cost sharing provisions under the agreement expired on March 31, 2022, thereafter the Company recognized revenue on intellectual patent filing passthrough costs in the LG Chem Territory.

Collaboration and Option Agreement with Ono

On February 22, 2023, the Company entered into a strategic collaboration agreement (the "Ono Collaboration and Option Agreement") with Ono Pharmaceutical Co., Ltd. ("Ono") to further develop CUE-401 and provide dedicated resources and capabilities to help advance CUE-401 toward the clinic. Under the terms of the Ono Collaboration and Option Agreement, Ono paid the Company an upfront payment and agreed to fully fund all research activities related to CUE-401 through a specified option period. During this option period, the Company will be responsible for the research and development of CUE-401. Upon Ono’s exercise of its option to license CUE-401, the Company will receive an option exercise payment and be eligible for development and commercial milestone payments up to an aggregate of $220.0 million, as well as tiered royalties on sales. Upon any such exercise, Ono will receive worldwide rights to develop and commercialize CUE-401, with the Company retaining a 50% co-development and co-commercialization right in the United States. The Company’s decision to elect the co-development and co-commercialization option may be made within 30 days of Ono’s option exercise to license CUE-401. The amount paid by Ono to the Company for the option exercise and future milestone payments will vary based upon the Company’s decision to exercise the co-development and co-commercialization option.

Under the terms of the Ono Collaboration and Option Agreement, the Company will perform research activities related to CUE-401 through a specified option period of 24 months (the “Research Term”). During this Research Term, the Company will be responsible for the execution of scientific investigation, nonclinical, preclinical, and clinical drug research and development activities designed to progress CUE-401 toward a potential IND and regulatory approval (such activities, collectively referred to as “R&D”). Ono is responsible for the funding of R&D activities performed by the Company. Per the agreement, as consideration for the R&D activities performed by the Company, Ono (i) made a one-time, non-refundable, non-creditable upfront payment of $3.0 million to the Company and (ii) will reimburse the Company for all costs incurred in conducting research, including (a) pass through costs from third party contractors and (b) full time employee salaries capped at $2.1 million in the first 18 months of the Research Term. Subsequently, the Company and Ono agreed to increase this cap for full time employee salaries to $2.8 million. The term of the Ono Collaboration and Option Agreement extends until the expiration of the Research Term which cannot exceed a 24-month period. The Company has forecasted that it will be able to complete the R&D activities in the first 18 months of the Research Term based on the initial research and development plans it has established. The Company received the $3.0 million upfront payment in March 2023.

Aside from the $3.0 million upfront payment and funding related to pass through costs, the Company does not believe that any variable consideration should be included in the transaction price as of March 31, 2024. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three months ended March 31, 2024 and 2023, the Company recognized revenue of $1.7 million and $0.2 million, respectively, related to the Ono Collaboration and Option Agreement. The Company recorded short-term research and development liabilities on its balance sheet dated March 31, 2024 of $1.8 million. The Company recorded short-term research and development liabilities on its balance sheet dated December 31, 2023, of $2.1 million.

11.
Commitments and Contingencies

Einstein License Agreement

In 2015, the Company entered into the Einstein License with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. The Company entered into an amended and restated license agreement on July 31, 2017, as amended on October 2018, which modified certain obligations of the parties under the Einstein License. The Einstein License was further amended on January 13, 2024. For the three months ended March 31, 2024 and 2023, the Company incurred $25,000 and $44,000, respectively, in fees payable to Einstein in relation to this license.

The Company’s remaining commitments with respect to the Einstein License are based on the attainment of future milestones. The aggregate amount of milestone payments made under the Einstein License may equal up to $1.9 million for each Licensed Product, and up to $1.9 million for each new indication of a Licensed Product. Additionally, the aggregate amount of one-time milestone payments based on cumulative sales of all Licensed Products may equal up to $5.8 million. The Company is also party to a service agreement with Einstein to support the Company’s ongoing research and development activities.

Collaboration Agreement with LG Chem

See discussion of the LG Chem Collaboration Agreement in Note 10.

Collaboration Agreement with Ono

See discussion of the Ono Collaboration and Option Agreement in Note 10.

Contingencies

The Company accrues contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in the Company’s condensed consolidated financial statements.

The Company may be subject to various legal proceedings from time to time as part of its business. As of March 31, 2024, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

12.
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

The Company recognized a right of use asset of $9.1 million and an operating lease liability of $9.1 million which were recorded as of the Term Commencement Date (as defined below) related to the License.

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

On May 3, 2022, the Company entered into the First Amendment to the License ("First Amendment”) with the Licensor, pursuant to which the License was expanded to include an additional room effective July 15, 2022. In consideration of the First Amendment, the security deposit was increased from $225,760 to $235,884 effective July 15, 2022. Upon execution of the First Amendment, the Company prepaid three months of rent, two of which will be held in escrow and credited against future rent payments and the other of which was applied to the first month’s rent. Effective July 15, 2022, the monthly rental rate under the First Amendment increased to $209,700 from $200,700. During the year ended December 31, 2022, the Company recognized a right of use asset of $369,000 and a short and long term operating lease liability of $100,300 and $260,600, respectively, using the weighted average discount rate of 8%, which were recorded as of the Term Commencement Date related to the License.

On May 31, 2022, the Company entered into an operating lease for additional laboratory space at 40 Guest Street, Boston, Massachusetts for the period from December 1, 2022, through December 1, 2024 (the “40G Additional Laboratory Lease”). The 40G Additional Laboratory Lease contains escalating payments during the lease period. The monthly rental rate under the 40G Additional Laboratory Lease is $59,152 for the first 12 months and $61,519 for the remainder of the term. Under the terms of this lease agreement, the Company prepaid three months of rent, two of which are held in escrow and will be credited against future rent payments and the other of which was applied to the first month’s rent. During the year ended December 31, 2022, the Company recognized a right of use asset of $1,307,000 and a short and long term operating lease liability of $712,000, and $535,000, respectively, using the weighted average discount rate of 10%, which were recorded as of the Term Commencement Date related to the 40G Additional Laboratory Lease.

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

For the three months ended March 31, 2024, the Company recorded $0.1 million in interest expense to the lease liability.

At March 31, 2024, operating lease right-of-use assets were $5.6 million. Corresponding operating lease liabilities were $5.8 million as of March 31, 2024, of which $3.2 million were recorded in current liabilities and $2.6 million were recorded in long-term liabilities on the Company’s condensed consolidated balance sheets.

As of March 31, 2023 and December 31, 2023, security deposits of $0.6 million related to the 40G Additional Laboratory Lease were included in deposits on the Company’s consolidated balance sheets.

Future minimum lease payments under these leases at March 31, 2024 are as follows:

(in thousands)
2024 (remaining 9 months)	2,529
2025	2,799
2026	818
Total lease payments	6,146
Less: imputed interest	(357)
Present value of lease payments	$5,789

Rent expense of $0.9 million was included in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023. Other information pertaining to the Company’s operating leases for the three months ended March 31, 2024 is summarized in the table below.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	1.93	2.16
Weighted average discount rate	6.18%	6.25%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cue Biopharma, Inc. and its subsidiary (“Cue Biopharma”, “we”, “us”, “our” or the “Company”) should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 28, 2024, or the 2023 Annual Report.

Overview

We are a clinical-stage biopharmaceutical company developing a novel class of therapeutic biologics to selectively modulate disease-specific T cells directly within the patient’s body. Our vision is to translate nature's signals, or "cues", into protein therapeutics by generating a new class of T cell engagers for selective modulation of disease specific T cells.

We believe our proprietary Immuno-STAT™ (Selective Targeting and Alteration of T Cells) platform and derivative molecules, as described below, will enable us to enhance the potential of the patient’s own immune system to restore health while avoiding the deleterious side effects of broad immune activation, in the case of cancer, and broad immune suppression, in the case of autoimmune disease. Our selective immune modulation approach may be deployed for treating two of the major diseases causing debilitating human suffering and mortality, namely cancer and autoimmune disease.

Cancer and autoimmune disease are major areas of disease that affect large populations across the globe and shorten the life expectancy of those afflicted. There are approximately 20 million new cancer diagnoses worldwide each year with approximately 2 million in the United States, or U.S., alone. Of these new cases, approximately 50% will progress to recurrent metastatic disease ultimately resulting in death. In addition, approximately 4% of the world’s population is diagnosed with an autoimmune disease resulting in approximately 24 million cases in the U.S. alone. Recognizing that T cells, as the heavy artillery of the immune system, are regulated with a highly selective “command and control” instruction process through interactions with the antigen-presenting cells, we have engineered the Immuno-STAT platform to emulate this “command and control” system.

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

Immuno-STAT Platform: Emulating Nature’s Selectivity

Our first two oncology drug product candidates, CUE-101 and CUE-102, are exemplary programs from the IL-2 based CUE-100 series, and are representative of the HLA-A02 allele, which is the predominant allele in the U.S. and western European territories, i.e., approximately 50% of the patient population, and also prevalent, albeit at lower frequencies, in other global populations. We have developed preclinically additional HLA alleles, which could enable broader expansion of patient coverage globally. CUE-101 HLA-A02 is engineered for the treatment of human papillomavirus positive, or HPV+, head and neck squamous cell carcinoma, or HNSCC, and by changing the epitope 9-amino acid sequence depicted as the yellow circle in the above illustration, we have CUE-102 HLA-A02, targeting Wilms’ Tumor 1 protein, or WT1, an oncofetal antigen known to be over-expressed in more than 20 different cancers. Based upon the clinical observations to date, we believe we have demonstrated that our Immuno-STAT platform can be deployed across a wide spectrum of cancers by selectively activating the patient’s own immune system to combat cancer. We have also developed drug product candidates designed to address a broad spectrum of autoimmune disease by dampening or turning down self-reactive T cells that attack a patient’s body. We have a strategic collaboration with Ono Pharmaceutical Co., Ltd., or Ono, focused on the development of CUE-401 for the potential treatment of a wide spectrum of autoimmune disease through the induction and expansion of regulatory T cells, or Tregs. Furthermore, we also have recently developed a drug product candidate for targeting B cell induced autoimmune diseases, such as lupus, with CUE-501, which would potentially enable B cell ablation to destroy autoreactive B cells followed by natural repopulation thus restoring immune balance.

Our drug product candidates are in various stages of clinical and preclinical development. The ongoing generation of clinical data for CUE-101 and CUE-102, as well as the emerging preclinical data for CUE-401 and CUE-501 continues to bolster our belief that we have developed a modular approach for “restoring immune balance” representing a potential breakthrough for enhancing clinical outcomes for patient’s suffering from cancer and autoimmune disease.

Our Pipeline

The pipeline chart below details our portfolio of oncology and autoimmune assets that we are currently focusing on and their stages of development. In oncology, we have prioritized and strategically focused resources on our CUE-101 and CUE-102 programs in our IL-2 based CUE-100 series, and we are actively assessing options for third party support to further develop the CUE-100 series programs.

We continue to progress forward in our strategic collaboration with Ono to develop CUE-401, a preclinical IL-2/transforming growth factor beta (TGF-beta) based drug product candidate for autoimmune disease. Based on its unique mechanism of action, we believe CUE-401 has the potential to be a highly differentiated molecule for the induction and expansion of Tregs, and is distinct from other IL-2 muteins that are being pursued in this space.

CUE-101

CUE-101 is our most advanced clinical stage asset and is being clinically investigated for the treatment of human papillomavirus positive, or HPV+, head and neck squamous cell carcinoma, or HNSCC, in patients compatible with the human leukocyte antigen, HLA-A02. Our first Phase 1 clinical trials are investigating CUE-101 in the treatment of R/M, HPV+ HNSCC as a monotherapy and in combination with KEYTRUDA. We received Fast Track Designation of CUE-101 for the treatment of recurrent metastatic, or R/M, HPV+ HNSCC, as both a monotherapy in 2L+ patients and in combination with KEYTRUDA, the current standard of care, or SoC, for 1L R/M HNSCC patients. We also have ongoing and planned investigator sponsored clinical trials in the neoadjuvant and adjuvant settings. This series of trials allows CUE-101 to be investigated in multiple patient populations with broad market opportunities.

Both the CUE-101 monotherapy trial in 2L+ R/M HNSCC and CUE-101 trial in 1L in combination with KEYTRUDA have completed enrollment and have demonstrated metrics of clinical activity. Most notably in our ongoing Phase 1b trial of CUE-101 in combination with current SoC, KEYTRUDA, as described in more detail in our 2023 Annual Report, we have observed one confirmed complete response and ten confirmed partial responses, as well as seven patients with durable stable disease resulting in an overall response rate, or ORR, for the 24 patients dosed in the Phase 1b trial of 46% and a disease control rate of 75%. This ORR represents a greater than doubling of the historical ORR of 19% that was observed with KEYTRUDA alone, as reported in the KEYNOTE 048 study. Importantly, these responses include multiple patients with low PD-L1 expression (combined positive score less than 20), a patient population known to be less likely to respond to KEYTRUDA.

Best Change from Baseline and Response in Patients Treated with 4 mg/kg of CUE-101 in Combination with KEYTRUDA

We continue to follow the patients treated in both the CUE-101 Phase 1 dose-escalation and expansion monotherapy and combination trials and anticipate providing a further update and substantive analysis at the upcoming American Society of Clinical Oncology meeting in June 2024.

In January 2024, we met with the FDA in a Type B meeting to clarify potential paths to registrational trials in both the 2L+ monotherapy and 1L combination settings. An overview of the proposed CUE-101 Phase 2 trial is shown below. In the proposed trial, treatment naïve, front-line patients with R/M HPV+ HNSCC will be randomized to one of three treatment arms: two CUE-101 doses in combination with 200mg of pembrolizumab or 200mg of pembrolizumab alone, in each case, with dosing to occur every three weeks. Overall response rate, or ORR, will be the primary endpoint with progression free survival, or PFS, and overall survival, or OS, as secondary endpoints. The interim analysis of ORR is anticipated to occur approximately 14 months after the first patient is dosed in this proposed Phase 2 trial, and the primary analysis of ORR is anticipated to occur approximately 22-24 months after the first patient is dosed in this proposed Phase 2 trial.

We believe this Phase 2 trial design and the resulting data will provide a clear estimation of treatment effect, confirmation of the dose to be tested in Phase 3 and increase the overall probability of success for a potential registrational trial and will also provide further risk reduction of the CUE-100 series. We are currently assessing the resource and funding requirements needed to conduct this proposed Phase 2 trial.

CUE-102

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

Consistent with our preclinical datasets, selective and robust expansion of WT1+ specific T cells has been observed in treated patients in our ongoing CUE-102 monotherapy trial. Expansion of these WT1 tumor specific T cells is expected to enhance anti-tumor immunity with the potential to drive tumor reductions. The graphs below show reductions in tumor burden that have been observed in patients treated in the dose-escalation portion of the Phase 1 CUE-102 monotherapy clinical trial. As shown in the graph on the left, a patient with gastric cancer that progressed on three prior lines of therapy, including a CPI, experienced a decrease in the sum of three target lesions of 34% at week 36, as depicted by the blue line crossing the -30% hash line in green. This gastric cancer patient remained on treatment as of the data cut-off date. The graph on the right shows a reduction in tumor burden observed in an ovarian cancer patient in the 2 mg/kg dose-escalation cohort as depicted by the blue line intersecting the -30% hash line in green. Both of these patients subsequently experienced progressive disease due to the emergence of new lesions. We have also observed disease control in patients with pancreatic cancer, including a pancreatic cancer patient who, as of the data cut-off date, remained on treatment and exhibited durable stable disease for greater than six months.

Reduction of Target Lesions in Patients Treated with CUE-102

Given the encouraging signs of clinical activity observed across all four indications in the Phase 1 dose escalation portion of the trial, we are conducting the Phase 1 expansion portion of the monotherapy trial in more than one WT1 positive cancer type. We anticipate providing a further update and substantive analysis of this ongoing trial at the upcoming scientific American Society of Clinical Oncology meeting in June 2024.

In addition to the CUE-100 series, we have leveraged the modularity and versatility of the Immuno-STAT platform to develop additional biologic series outside of oncology, including CUE-400 and CUE-500, which are specifically designed through rational protein engineering to address distinct therapeutic approaches for treating autoimmune disease. The CUE-400 series represents a novel class of bispecific molecules designed to selectively induce and expand regulatory T cells, or Tregs, for chronic autoimmune diseases. The CUE-500 series represents a novel approach to develop a bispecific Immuno-STAT that can selectively direct memory T cells to deplete B cells, which has been demonstrated through the ablation of B cells with CAR T therapy and is now recognized as an important axis for treatment of autoimmune and inflammatory diseases. We believe preclinical data generated from our evaluation of CUE-401 and the CUE-500 series demonstrates evidence of the desired mechanistic effect of these novel approaches for the treatment of autoimmune disease.

CUE-401

CUE-401 is a bispecific molecule which has the two key signals, IL-2 and transforming growth factor beta, or TGF beta, for selective induction of Tregs. The structure of CUE-401 is similar to that utilized in the CUE-100 series and incorporates the same IL-2 variant. The TGF beta variant was designed to improve the safety profile, enhance manufacturability, and mechanistically align with IL-2 signaling for effective Treg induction and expansion. Co-delivery of IL-2 and TGF beta signals in naïve CD4+ T cells results in the induction of Fox P3 which is the master gene transcription factor for Tregs. The panels below demonstrate Treg induction in human peripheral blood mononuclear cells and exemplify the need for both the IL-2 and TGF beta signals to induce Tregs. As shown below, neither IL-2 nor TGF beta alone can generate substantial numbers of new Tregs. In contrast, CUE-401, which has both IL-2 and TGF beta, demonstrated in preclinical studies the ability to generate a robust population of Fox P3+ Tregs by delivering both required signals.

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

Short-term Treatment with CUE-401 Resulted in Significant Long-Term Protection from Gastritis and Tissue Destruction

CUE-401 is being developed in strategic collaboration with Ono Pharmaceuticals wherein Ono is supporting all of our ongoing preclinical work to identify a lead clinical candidate toward the clinic.

CUE-500 Series

The CUE-500 series focuses on autoimmne diseases caused by autoreactive, or self reactive B cells. CUE-500 series Immuno-STAT biologics are designed to selectively harness the protective anti-viral T cell repertoire (virus-specific T cells, or VSTs) and re-direct them to target and deplete B cells. We believe that our approach to deploy a biologic to selectively re-direct “killer” T cells, while avoiding the systemic engagement and activation of all T cells, to essentially accomplish T cell-mediated B cell depletion has similarities to what has been exemplified with CD19-CAR-T cell therapy approaches. We believe that addressing this important mechanism of autoimmune diseases with a biologic will offer significant advantages over cell therapy-based strategies. Our lead CUE-500 series candidate, CUE-501, is a bispecific engineered to direct selective memory T cells to deplete B cells to address autoimmune and inflammatory diseases. The CUE-500 series builds upon the de-risking accomplished with the CUE-100 series and leverages the same modified IL-2. This further supports our premise that each CUE-100 series Immuno-STAT molecule provides further de-risking and potential acceleration of subsequent drug product candidate. The figures below highlight the design and mechanism of action of the CUE-500 series.

CUE-500 Series Leveraging a derisked, validated framework for T cell mediated B cell depletion

Plan of Operation

Our technology is in the clinical development phase for oncology and preclinical development phase for autoimmune disease. We believe that our platforms have the potential for creating a diverse pipeline of promising drug product candidates addressing multiple medical indications. We intend to maximize the value and probability of commercialization of our Immuno-STAT drug product candidates by focusing on researching, testing, optimizing, conducting pilot studies, performing early-stage clinical development and potentially partnering, where appropriate, for more extensive, later stages of clinical development, as well as seeking extensive patent protection and intellectual property development.

Since we are a development-stage company, the majority of our business activities to date have been, and our planned future activities will be, devoted to furthering research and development, as well as business development to foster strategically important alliances for resource enhancement.

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

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2023 Annual Report have the greatest potential impact on our financial statements, so we consider those estimates, assumptions and judgments to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024.

Recent Accounting Pronouncements and Adopted Standards

A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. As of March 31, 2024, two of these milestones had been achieved, as we had filed an IND in 2019, and initiated the investigator sponsored Phase 1b neoadjuvant clinical trial for CUE-101 in 2021.
•
Incur minimum product development costs per year and meet certain diligence obligations until the first commercial sale of the first Licensed Product.

As of March 31, 2024, we were in compliance with our obligations under the Einstein License.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions that will be triggered if we fail to meet our obligations thereunder.

We account for the costs incurred in connection with the Einstein License in accordance with Accounting Standards Codification, or ASC, 730, Research and Development. For the three months ended March 31, 2024 and 2023, we incurred $25,000 and $44,000, respectively, in fees payable to Einstein in relation to this license. Such costs, if any, are included in research and development costs in our condensed consolidated statements of operations and comprehensive loss.

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

Under the terms of the LG Chem Collaboration Agreement, LG Chem paid us a $5.0 million non-refundable, non-creditable upfront payment and purchased $5.0 million of shares of our common stock at a price per share equal to a 20% premium to the volume weighted-average closing price per share over the 30 trading day period immediately prior to the effective date of the LG Chem Collaboration Agreement. We are also eligible to receive additional aggregate payments of up to $400 million if certain research, development, regulatory and commercial milestones are successfully achieved. On May 16, 2019, we earned a $2.5 million milestone payment for the FDA’s acceptance of the IND for our lead drug product candidate, CUE-101, pursuant to the LG Chem Collaboration Agreement. On December 7, 2020, we earned a $1.25 million milestone payment on the selection of a preclinical candidate pursuant to the LG Chem Collaboration Agreement. On November 23, 2021, we earned a $3.0 million milestone payment for the selection of a Drug Product Candidate. In addition, the LG Chem Collaboration Agreement also provides that LG Chem will pay us tiered single-digit royalties on net sales of commercialized Drug Product Candidates, or Collaboration Products, in the LG Chem Territory on a product-by-product and country-by-country basis, until the later of expiration of patent rights in a country, the expiration of regulatory exclusivity in such country, or ten years after the first commercial sale of a Collaboration Product in such country, subject to certain royalty step-down provisions set forth in the LG Chem Collaboration Agreement.

Pursuant to the LG Chem Collaboration Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Drug Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products. In return for performing CMC process development, LG Chem is eligible to receive low-single digit percentage royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. For the three months ended March 31, 2024 and 2023, we recognized revenue of $34,000 and $36,000, respectively, related to the LG Chem Collaboration Agreement. As of March 31, 2024, we had recorded $19.9 million in collaboration revenue related to this agreement since the agreement was entered into. The majority of the research phase of the LG Chem Collaboration Agreement was substantially complete on March 31, 2022.

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

Collaboration and Option Agreement with Ono

On February 22, 2023, we entered into a strategic collaboration agreement, or the Ono Collaboration and Option Agreement, with Ono Pharmaceutical Co., Ltd., or Ono, to further develop CUE-401 and provide dedicated resources and capabilities to help advance CUE-401 toward the clinic. Under the terms of the Ono Collaboration and Option Agreement, Ono paid us an upfront payment and agreed to fully fund all research activities related to CUE-401 through a specified option period. During this option period, we will be responsible for the research and development of CUE-401. Upon Ono’s exercise of its option to license CUE-401, we will receive an option exercise payment and be eligible for development and commercial milestone payments up to an aggregate of $220 million, as well as tiered royalties on sales. Upon any such exercise, Ono will receive worldwide rights to develop and commercialize CUE-401, with us retaining a 50% co-development and co-commercialization right in the United States. Our decision to elect the co-development and co-commercialization option may be made within 30 days of Ono’s option exercise to license CUE-401. The amount paid by Ono to us for the option exercise and future milestone payments will vary based upon our decision to exercise the co-development and co-commercialization option.

Under the terms of the Ono Collaboration and Option Agreement, we will perform research activities related to CUE-401 through a specified option period of 24 months, or the Research Term. During this Research Term, we will be responsible for the execution of scientific investigation, nonclinical, preclinical, and clinical drug research and development activities designed to progress CUE-401 toward a potential IND and regulatory approval, collectively referred to as R&D. Ono is responsible for the funding of R&D activities performed by us. Per the Ono Collaboration and Option Agreement, as consideration for the R&D activities performed by us, Ono (i) has made a one-time, non-refundable, non-creditable upfront payment of $3.0 million to us in March 2023, and (ii) will reimburse us for all costs incurred in conducting research, including (a) pass through costs from third party contractors and (b) full time employee salaries capped at $2.1 million in the first 18 months of the Research Term. Subsequently, the Company and Ono agreed to increase this cap for full time employee salaries to $2.8 million. The term of the Ono Collaboration and Option Agreement extends until the expiration of the Research Term which cannot exceed a 24-month period. We have forecasted that we will be able to complete the R&D activities in the first 18 months of the Research Term based on the initial research and development plans we have established.

Aside from the $3.0 million upfront payment and funding related to pass through costs, we do not believe that any variable consideration should be included in the transaction price as of March 31, 2024. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent we have a high degree of confidence that revenue would not be reversed in a subsequent reporting period. We will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three months ended March 31, 2024 and 2023, we recognized revenue of $1.7 million and $0.2 million, respectively, related to the Ono Collaboration and Option Agreement. We recorded short-term research and development liabilities on our balance sheet dated March 31, 2024, of $1.8 million. As of December 31, 2023, we recorded short-term research and development liabilities of $2.1 million on our consolidated balance sheet.

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

Interest Income

We earn interest income from cash invested in money market funds.

Three Months Ended March 31, 2024 and 2023

Our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, as discussed herein, are presented below.

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Collaboration revenue	$1,717	$187
Operating expenses:
General and administrative	4,186	4,176
Research and development	10,199	9,391
Total operating expenses	14,385	13,567
Loss from operations	(12,668)	(13,380)
Other income (expense):
Interest income	562	641
Interest expense	(241)	(370)
Total other income (expense), net	321	271
Net loss	$(12,347)	$(13,109)

Collaboration Revenue

Collaboration revenue increased by $1.5 million to $1.7 million for the three months ended March 31, 2024, from $0.2 million for the three months ended March 31, 2023. The increase was due to revenue earned from the Ono Collaboration and Option Agreement, which was executed in February 2023.

General and Administrative Expenses

General and administrative expenses were $4.2 million for each of the three months ended March 31, 2024 and 2023.

Research and Development Expenses

Research and development expenses increased by $0.8 million to $10.2 million for the three months ended March 31, 2024, from $9.4 million for the three months ended March 31, 2023. The increase was primarily due to an increase of $0.9 million in clinical expenses, offset by a decrease of $0.1 million in external manufacturing costs.

Interest Income

Interest income was $0.6 million for each of the three months ended March 31, 2024 and 2023.

Interest Expense

Interest expense decreased by $0.2 million to $0.2 million for the three months ended March 31, 2024, from $0.4 million for the three months ended March 31, 2023. The decrease was due to a reduction of our principal balance of borrowings under our Loan and Security Agreement, as amended, or the Loan Agreement, with First Citizens Bank & Trust Company, or First Citizens Bank (and formerly with Silicon Valley Bank, or SVB).

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities, cash received from Merck Sharp & Dohme Corp., LG Chem, and Ono under the respective collaboration agreements and borrowings under the Loan Agreement. At March 31, 2024, we had cash and cash equivalents totaling $41.0 million available to fund our ongoing business activities. Additional information concerning our financial condition and results of operations is provided in the financial statements included in this Quarterly Report on Form 10-Q.

The amounts that we actually spend for any specific purpose may vary significantly and will depend on a number of factors, including, but not limited to, our research and development activities and programs, clinical testing, regulatory approval, market conditions, and changes in or revisions to our business strategy and technology development plans.

On May 9, 2023, we filed a registration statement on Form S-3, which was declared effective on May 26, 2023 (File No. 333-271786), to register for sale from time to time up to $300 million of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units in one or more offerings.

In October 2021, we entered into an open market sale agreement, or the October 2021 ATM Agreement, with Jefferies LLC, or Jefferies, as agent, to sell shares of our common stock for aggregate gross proceeds of up to $80 million, from time to time, through an at-the-market equity offering program. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of our common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by us or Jefferies. During the three months ended March 31, 2024, we sold 1,428,200 shares of common stock under the October 2021 ATM Agreement for proceeds of $3.4 million, net of commission paid, but excluding transaction expense. There were no sales under the October 2021 ATM Agreement during the three months ended March 31, 2023. As of March 31, 2024, we sold an aggregate of 9,028,573 shares of common stock under the October 2021 ATM Agreement for proceeds of $40.4 million, net of commission paid, but excluding transaction expenses, since its inception.

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

On November 14, 2022, we entered into securities purchase agreements with accredited investors pursuant to which, on November 16, 2022, we issued and sold to such investors in a private placement an aggregate of 7,656,966 shares of common stock and, in lieu of shares of common stock to certain investors, pre-funded warrants, or Pre-Funded Warrants, to purchase an aggregate of 1,531,440 shares of common stock, and, in each case, accompanying warrants, or Warrants, to purchase an aggregate of up to 9,188,406 additional shares of common stock (or Pre-Funded Warrants in lieu thereof) at a price of $3.265 per share and accompanying Warrant (or $3.2649 per Pre-Funded Warrant and accompanying Warrant), or the PIPE Financing. The exercise price of the Warrants is $3.93 per share, or if exercised for a Pre-Funded Warrant in lieu thereof, $3.9299 per Pre-Funded Warrant. The Warrants are exercisable at any time after they are issued and ending on the fifth anniversary of the closing. The Pre-Funded Warrants are exercisable at any time after they are issued and will not expire. We received aggregate gross proceeds from the PIPE Financing of $30 million, before deducting placement agent fees and offering expenses of $2.6 million. Piper Sandler & Co. acted as lead placement agent and Public Ventures LLC acted as co-placement agent for the PIPE Financing.

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

Cash Flows

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of March 31, 2024, will enable us to fund our operations into the first quarter of 2025. However, we will need to raise additional capital to fund our future operations and remain as a going concern. We expect to finance our future cash needs through a combination of equity offerings, collaborations, and other strategic alliances. Volatility in capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, we may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about our ability to continue as a going concern.

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(9,784)	$(10,833)
Investing activities	(55)	15,002
Financing activities	2,354	388
Net change in cash, cash equivalents, and restricted cash	$(7,485)	$4,557

Operating Activities

Net cash used in operating activities totaled $9.8 million for the three months ended March 31, 2024 compared to $10.8 million for the three months ended March 31, 2023. The change of $1.0 million was primarily due to a decrease in net loss of $0.8 million.

Investing Activities

Net cash used in investing activities totaled $0.1 million for the three months ended March 31, 2024 compared to net cash provided by investing activities of $15.0 million during the three months ended March 31, 2023. The change of $15.1 million was primarily due to redemptions of marketable securities during the three months ended March 31, 2023.

Financing Activities

Net cash provided by financing activities totaled $2.4 million for the three months ended March 31, 2024 compared to $0.4 million for the three months ended March 31, 2023. The change of $2.0 million was due to proceeds received from sales under our ATM offering of $3.4 million, offset by payments of our term loan totaling $1.0 million during the three months ended March 31, 2024, as well as proceeds from the exercise of stock options of $0.4 million during the three months ended March 31, 2023.

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

We discussed in Note 1 of the notes to the condensed consolidated financial statements under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Since we currently believe that our existing cash and cash equivalents, as of March 31, 2024, will enable us to fund our operations into the first quarter of 2025, we have determined that this cash runway of less than 12 months from the date of issuance of our financial statements included in this Quarterly Report on Form 10-Q, along with our accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of our financial statements included in this Quarterly Report on Form 10-Q. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity offerings, collaborations, and other strategic alliances, and, depending on the availability and level of additional financings, and cash expenditure reduction, there is no guarantee that we will be successful in these mitigation efforts.

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

Principal Commitments

During the three months ended March 31, 2024, there were no material changes to our contractual obligations and commitments as of December 31, 2023 as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2023 Annual Report.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating us and our business, you should carefully consider the information included in this Quarterly Report on Form 10-Q and in other documents we file with the SEC and the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our 2023 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.

10.1#	Second Amendment to the Amended and Restated License Agreement with Albert Einstein College of Medicine dated January 13, 2024		10-K	10.38	3/28/2024	001-38327
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS

Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.	X

# Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: May 9, 2024	By:	/s/ Daniel R. Passeri

Daniel R. Passeri Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2024	By:	/s/ Kerri-Ann Millar

Kerri-Ann Millar Chief Financial Officer (Principal Financial and Accounting Officer)