Form 10-Q
period 2024-06-30
Cue Biopharma, Inc.
filed 2024-08-14
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of August 9, 2024, the registrant had 48,643,316 shares of Common Stock ($0.001 par value per share) outstanding.

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
•
our plans to develop our drug product candidates, including our intention to prioritize our autoimmune programs, including CUE-401 and CUE-501, while preserving the value of our oncology programs;
•
our plans to pursue third party support through partnerships and collaborations to further develop the CUE-100 series programs, including CUE-101 and CUE-102;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$30,029	$48,514
Accounts receivable	1,847	1,698
Prepaid expenses and other current assets	2,024	1,242
Total current assets	33,900	51,454
Property and equipment, net	667	795
Operating lease right-of-use assets	4,810	6,323
Deposits	2,690	2,690
Restricted cash	151	151
Other long-term assets	111	117
Total assets	$42,329	$61,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,906	$3,501
Accrued expenses	4,562	4,137
Research and development contract liability, current portion	976	2,112
Operating lease liabilities, current	3,052	3,368
Current portion of long-term debt, net	3,963	3,963
Total current liabilities	16,459	17,081
Operating lease liabilities, non-current	1,962	3,162
Long-term debt, net	2,286	4,202
Total liabilities	$20,707	$24,445
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 48,643,316 and 47,215,116 shares issued and outstanding, at June 30, 2024 and December 31, 2023, respectively	48	47
Additional paid in capital	345,282	338,228
Accumulated deficit	(323,708)	(301,190)
Total stockholders’ equity	21,622	37,085
Total liabilities and stockholders’ equity	$42,329	$61,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$2,658	$1,382	$4,375	$1,570
Operating expenses:
General and administrative	3,511	4,249	7,697	8,425
Research and development	9,530	10,650	19,729	20,041
Total operating expenses	13,041	14,899	27,426	28,466
Loss from operations	(10,383)	(13,517)	(23,051)	(26,896)
Other income (expense):
Interest income	427	564	989	1,056
Interest expense	(215)	(232)	(456)	(454)
Total other income, net	212	332	533	602
Net loss	$(10,171)	$(13,185)	$(22,518)	$(26,294)
Unrealized gain from available-for-sale securities	—	34	—	91
Comprehensive loss	$(10,171)	$(13,151)	$(22,518)	$(26,203)
Net loss per common share – basic and diluted	$(0.20)	$(0.29)	$(0.45)	$(0.59)
Weighted average common shares outstanding – basic and diluted	50,174,756	44,798,760	49,822,689	44,725,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share amounts)

For the three months ended June 30, 2024 and 2023:
	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, March 31, 2023	43,178,150	$43	$318,578	$(39)	$(263,565)	$55,017
Issuance of common stock from ATM offering, net of sales agent commission and fees	536,264	1	2,015	—	—	2,016
Stock-based compensation	—	—	2,037	—	—	2,037
Exercise of stock options	30,000	—	85	—	—	85
Unrealized gain from available-for-sale securities	—	—	—	34	—	34
Net loss	—	—	—	—	(13,185)	(13,185)
Balance, June 30, 2023	43,744,414	$44	$322,715	$(5)	$(276,750)	$46,004

Balance, March 31, 2024	48,643,316	$48	$343,527	$—	$(313,537)	$30,038
Stock-based compensation	—	—	1,755	—	—	1,755
Net loss	—	—	—	—	(10,171)	(10,171)
Balance, June 30, 2024	48,643,316	$48	$345,282	$—	$(323,708)	$21,622

For the six months ended June 30, 2024 and 2023:
	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2022	43,042,548	$43	$316,192	$(96)	$(250,456)	$65,683
Issuance of common stock from ATM offering, net of sales agent commission and fees	536,264	1	2,015	—	—	2,016
Stock-based compensation	—	—	4,035	—	—	4,035
Exercise of stock options	165,602	—	473	—	—	473
Unrealized gain from available-for-sale securities	—	—	—	91	—	91
Net loss	—	—	—	—	(26,294)	(26,294)
Balance, June 30, 2023	43,744,414	$44	$322,715	$(5)	$(276,750)	$46,004

Balance, December 31, 2023	47,215,116	$47	$338,228	$—	$(301,190)	$37,085
Issuance of common stock from ATM offering, net of sales agent commission and fees	1,428,200	1	3,353	—	—	3,354
Stock-based compensation	—	—	3,701	—	—	3,701
Net loss	—	—	—	—	(22,518)	(22,518)
Balance, June 30, 2024	48,643,316	$48	$345,282	$—	$(323,708)	$21,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(22,518)	$(26,294)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	198	313
Stock-based compensation	3,701	4,035
Decrease in the carrying amount of right-of-use-assets	1,513	1,416
Gain (loss) on sale of property and equipment	1	(2)
Amortization of premium/discount on purchased securities	—	(222)
Amortization of debt issuance costs	18	18
Accretion of final payment on term loans	65	65
Changes in operating assets and liabilities:
Accounts receivable	(149)	(1,077)
Prepaid expenses and other current assets	(782)	(1,070)
Deposits	—	139
Accounts payable	405	(375)
Accrued expenses	426	521
Research and development contract liability	(1,136)	2,683
Operating lease liability	(1,516)	(1,354)
Net cash used in operating activities	(19,774)	(21,204)
Cash flows from investing activities
Purchases of property and equipment	(65)	—
Cash received from the sale of property and equipment	—	2
Redemption of marketable securities	—	20,000
Net cash (used in) provided by investing activities	(65)	20,002
Cash flows from financing activities
Proceeds from ATM offering, net of sales agent commission and fees	3,354	2,016
Repayment of term loans	(2,000)	—
Proceeds from exercise of stock options	—	473
Net cash provided by financing activities	1,354	2,489
Net (decrease) increase in cash, cash equivalents, and restricted cash	(18,485)	1,287
Cash, cash equivalents, and restricted cash at beginning of period	48,665	51,764
Cash, cash equivalents, and restricted cash at end of period	$30,180	$53,051
Supplemental disclosures of non-cash investing and financing activities:
Cash paid for interest	$392	$506

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company is in the development stage and has incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2024, the Company had cash and cash equivalents of $30.0 million. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund research and development costs in order to seek approval for commercialization of its drug product candidates. While the Company is exploring raising additional capital through a combination of equity offerings, collaborations, and other strategic alliances, and, depending on the availability and level of additional financings, cash expenditure reduction, there is no guarantee that the Company will be successful in these mitigation efforts. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop and commercialize the Company’s drug product candidates in order to generate future revenue streams. Therefore, management has determined that the Company’s accumulated deficit, history of losses, negative cash flows from operations and future expected losses raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these financial statements.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

Interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any future periods.

Public Offerings

In October 2021, the Company entered into an open market sale agreement (the “October 2021 ATM Agreement”) with Jefferies LLC ("Jefferies"), as agent, to sell shares of the Company’s common stock for aggregate gross proceeds of up to $80 million, from time to time, through an at-the-market equity offering program. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of the Company’s common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by the Company or Jefferies. During the six months ended June 30, 2024 and June 30, 2023, the Company sold 1,428,200 and 536,264 shares, respectively, of common stock under the October 2021 ATM Agreement, for proceeds of $3.4 million and $2.0 million, respectively, net of commission paid, but excluding transaction expenses. There were no sales during the three months ended June 30, 2024 and 2023. As of June 30, 2024, the Company sold an aggregate of 9,028,573 shares of common stock under the October 2021 ATM Agreement for proceeds of $40.4 million, net of commission paid, but excluding transaction expenses, since its inception.

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

Cash Concentrations

The Company maintains its cash balances with financial institutions in federally insured accounts and may periodically have cash balances in excess of insurance limits. The Company maintains its accounts with financial institutions with a high credit rating. The Company has not experienced any losses to date from its deposits with these financial institutions and believes that it is not exposed to any significant credit risk on cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company currently invests available cash in money market funds.

Marketable Securities

Marketable securities consist of investments with original maturities greater than ninety days and less than one year from the date of the Company's condensed consolidated balance sheets. The Company classifies all of its investments as available-for-sale securities. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are recognized and determined on a specific identification basis and are included in comprehensive loss. Realized gains and losses are determined on a specific identification basis and are included in other income on the condensed consolidated statements of operations and comprehensive loss. Amortization and accretion of discounts and premiums is recorded in interest income. The Company had no marketable securities as of June 30, 2024 and December 31, 2023. At June 30, 2024, the Company invested available cash in money market funds, and at June 30, 2023 the Company invested available cash in U.S. Treasury securities.

Restricted Cash

The Company had $151,000 in restricted cash deposited with a separate commercial bank to collateralize Company credit cards as of June 30, 2024 and December 31, 2023.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date. For each of the three months ended June 30, 2024 and 2023, the Company recorded approximately $3,000 in amortization expense on a straight-line basis. For each of the six months ended June 30, 2024 and 2023, the Company recorded approximately $6,000 in amortization expense on a straight-line basis.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable drug product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to general and administrative expense as incurred. For the three and six months ended June 30, 2024, patent expenses were $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2023, patent expenses were $0.5 million and $1.1 million, respectively.

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

Per ASC 260-10-45-13, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic EPS. The Financial Accounting Standards Board (“FASB”) proposed that warrants or options exercisable for little to no cost (sometimes referred to as “penny warrants”) be included in the denominator of basic EPS (and therefore diluted EPS) once there were no further vesting conditions or contingencies associated with them. The Company included 1,531,440 pre-funded warrants in the denominator of basic EPS at June 30, 2024.

At June 30, 2024 and 2023, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of EPS, as their effect would have been anti-dilutive.

	June 30,
	2024	2023
Common stock warrants	9,188,406	9,188,406
Common stock options	9,462,908	7,104,675
Total	18,651,314	16,293,081

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

The Company had $30.0 million and $39.1 million in cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

The carrying value of financial instruments (consisting of cash, a certificate of deposit, debt, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”). The guidance in ASU 2023-07 expands prior reportable segment disclosure requirements by requiring entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and details of how the CODM uses financial reporting to assess their segment’s performance. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating this standard's potential impact on its condensed consolidated financial statements and related disclosures.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$30,029	$—	$—	$30,029
Total	$30,029	$—	$—	$30,029

	Fair Value Measurements as of December 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$39,148	$—	$—	$39,148
Total	$39,148	$—	$—	$39,148

As of June 30, 2024, the Company had $30.0 million in cash equivalents. The Company measures the cash equivalents that are invested in money market funds using Level 1 inputs for identical securities. As of December 31, 2023, the Company had $39.1 million in cash equivalents. During the three and six months ended June 30, 2024, and the year ended December 31, 2023, there were no transfers between Level 2 and Level 3.

4.
Property and Equipment

Property and equipment as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Laboratory equipment	$4,098	$4,069
Furniture and fixtures	74	81
Computer equipment	180	143
Leasehold improvements	118	118
Total property and equipment	4,470	4,411
Less: accumulated depreciation	(3,803)	(3,616)
Property and equipment, net	$667	$795

Depreciation expense for the three months ended June 30, 2024 and 2023 was $0.1 million and $0.1 million, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $0.2 million and $0.3 million, respectively. Depreciation expense for both the three months ended June 30, 2024 and 2023 excludes trademark amortization expense of $3,000. Depreciation expense for both the six months ended June 30, 2024 and 2023 excludes trademark amortization expense of $6,000. There were no disposals of property and equipment for the three and six months ended June 30, 2024. During the six months ended June 30, 2023, the Company sold fully depreciated lab equipment with an acquisition cost of $41,000 and collected cash of $2,000. The Company recorded a gain on the sale of fixed assets of $2,000, which is presented in other income on the condensed consolidated statements of operations and comprehensive loss.

5.
Loan with First Citizens Bank (formerly with Silicon Valley Bank)

On February 15, 2022 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”), with Silicon Valley Bank, as lender (“SVB”). The Company drew $10,000,000 in term loans under the Loan Agreement (the "Term Loans") on the Closing Date. The Loan Agreement was amended in April 2023.

The Term Loans bear interest at a floating rate per annum equal to the greater of (A) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.25% and (B) 5.50%. The Term Loans were interest only from the Closing Date through June 30, 2023, after which the Company is required to pay 30 equal monthly installments of principal. At June 30, 2024, the interest rate was 10.75% which is based on the prime rate plus 2.25%.

The Term Loans may be prepaid in full with payment of a 1.00% prepayment premium. Upon prepayment or repayment in full of the Term Loans, the Company will be required to pay a one-time final payment fee equal to 5.00% of the original principal amount of any funded Term Loans being repaid. This one-time final payment fee is recorded to interest expense using the effective interest method over the period of the Term Loans in the condensed consolidated statements of operations and comprehensive loss.

The Term Loans and related obligations under the Loan Agreement are secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property which is subject to a negative pledge under the Loan Agreement.

The Loan Agreement contains customary representations, warranties, events of default and covenants, including a requirement that the Company maintain in accounts of the Company at SVB cash equal to at least $20,000,000 (the “Threshold Amount”). In addition to the foregoing, the Company is required to have at all times on deposit in accounts of the Company maintained with SVB, unrestricted and unencumbered cash in an amount equal to the lesser of (i) 100% of the dollar value of the Company’s consolidated cash, in the aggregate, at all financial institutions and (ii) the Threshold Amount. On March 10, 2023, SVB was closed and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed receiver for the bank. The FDIC created a successor bridge bank, and all deposits and loans of SVB were transferred to the bridge bank under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. On March 27, 2023, First Citizens Bank & Trust Company (“First Citizens Bank”), assumed all of SVB’s deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. First Citizens Bank continues to hold the Company’s Term Loans under the same existing terms and covenants which were in place with SVB.

During the three and six months ended June 30, 2024, the Company recognized interest expense related to the Term Loans of $0.2 million and $0.4 million, respectively, and interest expense related to accretion of the final payment of $33,000 and $65,000, respectively. During the three and six months ended June 30, 2023, the Company recognized interest expense related to the Term Loans of $0.4 million and $0.6 million, respectively, and interest expense related to accretion of the final payment of $33,000 and $65,000, respectively.

The following table presents the aggregate maturities of long-term debt as of June 30, 2024 (in thousands):

Year
2024	$2,000
2025	4,000
Total	$6,000

The following table presents long-term and current portions of debt as of June 30, 2024 (in thousands):

Long-term debt	$2,000
Accretion of final payment	305
Less: unamortized debt issuance costs	(19)
Long-term debt, net	$2,286
Current portion of long-term debt	$4,000
Less: unamortized debt issuance costs	(37)
Current portion of long-term debt, net	$3,963

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the condensed consolidated statements of operations and comprehensive loss.

The Company has incurred $142,000 in debt issuance costs related to the Loan Agreement. For each of the three months ended June 30, 2024 and 2023, the Company recorded approximately $9,000 in amortization of debt issuance costs to interest expense in the condensed consolidated statements of operations and comprehensive loss. For each of the six months ended June 30, 2024 and 2023, the Company recorded approximately $18,000 in amortization of debt issuance costs to interest expense in the condensed consolidated statements of operations and comprehensive loss.

6. Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
(In thousands)	2024	2023
Employee and board compensation	$1,429	$2,219
Contract research services	2,109	1,411
Professional services	309	344
Contract manufacturing services	715	163
Total	$4,562	$4,137

7.
Einstein License Agreement

On January 14, 2015, the Company entered into a license agreement (the “Einstein License”), with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T-cell targeting peptides. On July 31, 2017, the Company entered into an amended and restated license agreement which modified certain obligations of the parties under the Einstein License. The Einstein License was further amended on January 13, 2024.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. Payments made upon achievement of milestones are nonrefundable and are not creditable against any other payment due to Einstein. At June 30, 2024, the Company has made aggregate payments totaling $1.2 million since inception with respect to achievement of these milestones.
•
Incur minimum product development costs until the first commercial sale of the first licensed product.

The Company was in compliance with its obligations under the Einstein License at June 30, 2024 and 2023.

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

8.
Stock-Based Compensation

Stock Option Valuation

For stock options requiring an assessment of value during the six months ended June 30, 2024 and 2023, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

June 30, 2024
Risk-free interest rate	3.83% - 4.43%
Expected dividend yield	0%
Expected volatility	50.1% - 109.86%
Expected life	5.50 to 8.91 years

June 30, 2023
Risk-free interest rate	3.40% - 3.99%
Expected dividend yield	0%
Expected volatility	97.03% - 103.8%
Expected life	5.50 to 6.25 years

A summary of stock option activity for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2023	7,492,917	$8.41	6.12
Granted	2,463,300	1.93	—
Exercised	—	—	—
Cancelled	(493,309)	6.04	—
Stock options outstanding at June 30, 2024	9,462,908	6.84	6.71
Stock options exercisable at June 30, 2024	4,938,832	$9.98	4.75

The Company recognized $1.8 million and $3.7 million in stock-based compensation expense during the three and six months ended June 30, 2024, respectively, related to stock options activity.

The Company recognized $2.0 million and $4.0 million in stock-based compensation expense during the three and six months ended June 30, 2023, respectively, related to stock options activity.

As of June 30, 2024, total unrecognized stock-based compensation expense was $9.2 million, which is expected to be recognized as an operating expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the weighted average remaining period of 2.52 years.

As of June 30, 2023, total unrecognized stock-based compensation expense was $11.0 million, which is expected to be recognized as an operating expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the weighted average remaining period of 2.49 years.

During the three and six months ended June 30, 2024, the Company granted stock options to purchase 593,800 shares of common stock with a weighted average grant date fair value of $1.65 per share and stock options to purchase 2,463,300 shares of common stock with a weighted average grant date fair value of $1.93 per share, respectively.

During the three and six months ended June 30, 2023, the Company granted stock options to purchase 140,000 shares of common stock with a weighted average grant date fair value of $3.75 per share and stock options to purchase 1,461,900 shares of common stock with a weighted average grant date fair value of $3.25 per share, respectively.

Stock-based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 was included in the Company’s condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
General and administrative	$859	$962	$1,814	$1,850
Research and development	896	1,075	1,887	2,185
Total stock-based compensation expense	$1,755	$2,037	$3,701	$4,035

9.
Warrants

On November 16, 2022, the Company issued warrants exercisable for an aggregate of 9,188,406 shares of common stock with an exercise price of $3.93 and a 5-year term (the “Warrants”) and pre-funded warrants exercisable for an aggregate of 1,531,440 shares of common stock (the “Pre-Funded Warrants”) at a nominal exercise price of $0.0001 per share. The Warrants and Pre-Funded Warrants remain outstanding at June 30, 2024.

The Warrants and Pre-Funded Warrants were evaluated under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and the Company determined that equity classification was appropriate. The Company determined equity classification for both the Warrants and Pre-Funded Warrants as they do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Per ASC 815-40-25, the Company accounts for the Warrants and the Pre-Funded Warrants as equity, as the Company does not provide the holder a fixed or guaranteed return.

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

The Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis, when applicable. However, certain components of variable consideration are allocated specifically to one or more particular performance obligations in a contract to the extent both of the following criteria are met: (i) the terms of the payment relate specifically to the efforts to satisfy the performance obligation or transfer the distinct good or service and (ii) allocating the variable amount of consideration entirely to the performance obligation or the distinct good or service is consistent with the allocation objective of the standard whereby the amount allocated depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services. The Company develops assumptions that require judgment to determine the standalone selling price for each performance obligation identified in each contract. The key assumptions utilized in determining the standalone selling price for each performance obligation may include forecasted revenues, development timelines, estimated research and development costs, discount rates, likelihood of exercise and probabilities of technical and regulatory success.

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

Aside from the $6.8 million in milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price as of June 30, 2024. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three and six months ended June 30, 2024, the Company recognized revenue of $0.03 million and $0.07 million, respectively, related to the LG Chem Collaboration Agreement. For the three and six months ended June 30, 2023, the Company recognized revenue of $0.03 million and $0.07 million, respectively, related to the LG Chem Collaboration Agreement. The Company did not record short or long-term research and development liabilities on its balance sheets dated June 30, 2024 and December 31, 2023, as the performance obligation was met and completed. Research and development cost sharing provisions under the agreement expired on March 31, 2022, and thereafter, the Company recognized revenue on intellectual patent filing passthrough costs in the LG Chem Territory.

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

Under the terms of the Ono Collaboration and Option Agreement, the Company will perform research activities related to CUE-401 through a specified option period of 24 months (the “Research Term”). During this Research Term, the Company will be responsible for the execution of scientific investigation, nonclinical, preclinical, and clinical drug research and development activities designed to progress CUE-401 toward a potential IND and regulatory approval (such activities, collectively referred to as “R&D”). Ono is responsible for the funding of R&D activities performed by the Company. Per the agreement, as consideration for the R&D activities performed by the Company, Ono (i) made a one-time, non-refundable, non-creditable upfront payment of $3.0 million to the Company and (ii) will reimburse the Company for all costs incurred in conducting research, including (a) pass through costs from third party contractors and (b) full time employee salaries capped at $2.1 million in the first 18 months of the Research Term. Subsequently, the Company and Ono agreed to increase this cap for full time employee salaries to $2.8 million. The term of the Ono Collaboration and Option Agreement extends until the expiration of the Research Term which cannot exceed a 24-month period. The Company has forecasted that it will be able to complete the R&D activities within this time period. The Company received the $3.0 million upfront payment in March 2023.

Aside from the $3.0 million upfront payment and funding related to pass through costs, the Company does not believe that any variable consideration should be included in the transaction price as of June 30, 2024. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three and six months ended June 30, 2024, the Company recognized revenue of $2.6 million and $4.3 million, respectively, related to the Ono Collaboration and Option Agreement. For the three and six months ended June 30, 2023, the Company recognized revenue of $1.4 million and $1.5 million, respectively, related to the Ono Collaboration and Option Agreement. The Company recorded short-term research and development liabilities on its balance sheet dated June 30, 2024 of $1.0 million, offset by $0.5 million recorded within accounts receivable on its balance sheet. The Company recorded short-term research and development liabilities on its balance sheet dated December 31, 2023 of $2.1 million.

11.
Commitments and Contingencies

Einstein License Agreement

In 2015, the Company entered into the Einstein License with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. The Company entered into an amended and restated license agreement on July 31, 2017, as amended on October 2018, which modified certain obligations of the parties under the Einstein License. The Einstein License was further amended on January 13, 2024. For the three and six months ended June 30, 2024, the Company incurred $0.03 million and $0.05 million, respectively, in fees payable to Einstein in relation to this license. For the three and six months ended June 30, 2023, the Company incurred $0.03 million and $0.08 million, respectively, in fees payable to Einstein in relation to this license.

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

The Company may be subject to various legal proceedings from time to time as part of its business. As of June 30, 2024, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

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

For the three and six months ended June 30, 2024, the Company recorded $0.1 million and $0.2 million, respectively, in interest expense to the lease liability. For the three and six months ended June 30, 2023, the Company recorded $0.1 million and $0.3 million, respectively, in interest expense to the lease liability.

At June 30, 2024, operating lease right-of-use assets were $4.8 million. Corresponding operating lease liabilities were $5.0 million, of which $3.1 million were recorded in current liabilities, and $2.0 million were recorded in long-term liabilities on the Company’s condensed consolidated balance sheets.

As of June 30, 2024 and December 31, 2023, security deposits of $0.6 million related to the 40G Additional Laboratory Lease were included in deposits on the Company’s consolidated balance sheets.

Future minimum lease payments under these leases at June 30, 2024 are as follows:

(in thousands)
2024 (remaining 6 months)	$1,669
2025	2,799
2026	818
Total lease payments	5,286
Less: imputed interest	(272)
Present value of lease payments	$5,014

Rent expense of $0.9 million and $1.7 million was included in the condensed consolidated statements of operations and comprehensive loss, respectively, for the three and six months ended June 30, 2024. Rent expense of $0.9 million and $1.7 million was included in the condensed consolidated statements of operations and comprehensive loss, respectively, for the three and six months ended June 30, 2023.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	1.71	2.16
Weighted average discount rate	6.09%	6.25%

13. Subsequent Events

In July 2024, the Company announced a strategic prioritization of its autoimmune programs and organizational restructuring to strengthen operational efficiencies. As part of the organizational restructuring, and to reduce the Company’s annual cash burn, the Company reduced its workforce by approximately 25%.

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

Overview

We are a clinical-stage biopharmaceutical company developing a novel class of therapeutic biologics to selectively modulate disease-specific T cells directly within the patient’s body. Our vision is to translate nature's signals, or "cues", into clinically active and well tolerated protein therapeutics by generating a new class of T cell engagers for selective modulation of disease specific T cells.

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

Specificity, or the "control" in the “command and control” system, is achieved through the T cell receptor, or TCR, binding to a specific, targeted epitope, depicted by the yellow circle in the figure on the right below, along with a “command” co-stimulatory signal, such as interleukin 2, or IL-2, depicted as the purple pentagon in the figure on the right below. These two “cues”, or signals, when engaged concurrently, as is the case with our Immuno-STATs, are able to “dial-in” selective activation of targeted tumor-specific T cells to attack cancer while avoiding potentially harmful broad immune activation of T cells. Conversely, in autoimmunity, our autoimmune drug product candidates are designed to deploy inhibitory signals to selectively dampen autoreactive T cells while avoiding broad immune suppression that can increase susceptibility to other diseases. The figure to the left below depicts the interaction of the antigen presenting cell, or APC, with a specific T-cell as seen in nature.

Immuno-STAT Platform: Emulating Nature’s Selectivity

Our first two oncology drug product candidates, CUE-101 and CUE-102, are exemplary programs from the IL-2 based CUE-100 series, and are representative of the HLA-A02 allele, which is the predominant human leukocyte antigen, or HLA, allele in the U.S. and western European territories, i.e., approximately 50% of the patient population, and also prevalent, albeit at lower frequencies, in other global populations. We have preclinically validated the targeting of T cells with additional HLA alleles, which could enable expansion of patient coverage globally for future drug product candidates. CUE-101 is engineered for the treatment of human papillomavirus positive, or HPV+, head and neck squamous cell carcinoma, or HNSCC. By changing the epitope 9-amino acid sequence depicted as the yellow circle in the above illustration, we developed CUE-102, targeting Wilms’ Tumor 1 protein, or WT1, an oncofetal antigen known to be over-expressed in more than 20 different cancers. Based upon the clinical observations to date, we believe we have demonstrated that our Immuno-STAT platform can be deployed across a wide spectrum of cancers by selectively activating the patient’s own immune system to combat cancer. Furthermore, we believe that the data generated to date, and continuing to mature, underscores what appears to be a substantial extension of survival, evidenced by the median overall survival, or mOS, of multiple patient cohorts receiving CUE-101 as a monotherapy, as well as in combination with the standard of care for HPV+ HNSCC, which we discuss in greater detail below under the heading “CUE-101”.

We have also developed drug product candidates designed to address a broad spectrum of autoimmune disease by dampening or turning down self-reactive T cells that attack a patient’s body. We have a strategic collaboration with Ono Pharmaceutical Co., Ltd., or Ono, focused on the development of CUE-401 for the potential treatment of a wide spectrum of autoimmune disease through the induction and expansion of regulatory T cells, or Tregs. Furthermore, we also have developed a drug product candidate, CUE-501, for targeting B cell mediated autoimmune diseases, such as lupus, which would potentially enable B cell ablation to destroy autoreactive B cells followed by natural repopulation thus restoring immune balance.

Our drug product candidates are in various stages of clinical and preclinical development. The ongoing generation of clinical data for CUE-101 and CUE-102, as well as the emerging preclinical data for CUE-401 and CUE-501 continues to bolster our belief that we have developed a modular approach for “restoring immune balance” representing a potential breakthrough for enhancing clinical outcomes for patients suffering from cancer and autoimmune disease.

Our Pipeline

The pipeline chart below details our portfolio of oncology and autoimmune assets and their stages of development. Historically, we have focused the majority of our resources on our CUE-101 and CUE-102 programs for oncology. However, in July 2024, we announced the strategic prioritization of our autoimmune programs and an organizational restructuring to strengthen operational efficiencies and enable the already encouraging clinical data from our oncology programs to continue to mature and potentially further differentiate our competitive advantage, particularly pertaining to patient survival. As we shift our focus towards the development of our autoimmune programs, we continue to actively pursue third party support through partnerships and collaborations to further develop the CUE-100 series programs, including CUE-101 and CUE-102.

We continue to progress forward in our strategic collaboration with Ono to develop CUE-401, a preclinical IL-2/transforming growth factor beta, or TGF -beta, based drug product candidate for autoimmune disease. Based on its unique mechanism of action, we believe CUE-401 has the potential to be a highly differentiated molecule for the induction and expansion of Tregs and is distinct from other IL-2 muteins that are being pursued in this space. In addition, we have advanced the CUE-500 series, which focuses on autoimmune diseases caused by autoreactive, or self-reactive B cells into pre-clinical development.

Oncology Programs

CUE-101

CUE-101 is our most advanced clinical stage asset and is being investigated for the treatment of HPV+ HNSCC in patients with the HLA allele, HLA-A02. Our Phase 1 clinical trial is investigating CUE-101 in the treatment of recurrent metastatic, or R/M, HPV+ HNSCC as a monotherapy and in combination with KEYTRUDA. We received Fast Track Designation of CUE-101 for the treatment of R/M, HPV+ HNSCC, as both a monotherapy in second line or higher, or 2L+, patients and in combination with KEYTRUDA, the current standard of care, or SoC, for first line, or 1L, R/M HNSCC patients. We also have an ongoing investigator sponsored clinical trial in the neoadjuvant setting where tumor tissue is being analyzed before and after treatment with CUE-101. The preliminary data from pre- and post-CUE-101 treatment biopsies in this study demonstrates changes in the tumor microenvironment that are consistent with CUE-101’s proposed mechanism of action. This series of trials allows CUE-101 to be investigated in multiple patient populations with broad market opportunities.

Both the CUE-101 monotherapy trial in 2L+ R/M HNSCC and CUE-101 trial in 1L in combination with KEYTRUDA have completed enrollment and have demonstrated evidence of meaningful clinical activity. Most notably in our ongoing Phase 1b trial of CUE-101 in combination with current SoC, KEYTRUDA, as described in more detail in our 2023 Annual Report, we have observed one confirmed complete response and ten confirmed partial responses, as well as seven patients with durable stable disease resulting in an overall response rate, or ORR, of 46% and a disease control rate of 75%. This ORR represents a greater than doubling of the historical ORR of 19% that was observed with KEYTRUDA alone, as reported in the KEYNOTE 048 study. Importantly, these responses include multiple patients with low PD-L1 expression (combined positive score, or CPS, of less than 20), a patient population known to be less likely to respond to KEYTRUDA. Importantly, low CPS has been documented to be present in approximately 50% of all HPV+ HNSCC patients. In addition, we have observed a mOS of 20.8 and 24.6 months in 2L+ patients treated with CUE-101 monotherapy at 4 mg/kg and 2 mg/kg, respectively, which compares favorably to historical data of 8.4 months with KEYTRUDA and 7.5 months with OPDIVO in the 2L setting.

Overall Response Rate in Patients Treated with 4 mg/kg of CUE-101 in Combination with KEYTRUDA and Median Overall Survival of CUE-101 Monotherapy vs. Historical Checkpoint Inhibitors

In addition to a significant increase in mOS observed with CUE-101 as a monotherapy, we have also observed a mOS of 21.8 months in 1L patients treated with CUE-101 in combination with pembrolizumab as shown in the Kaplan-Meier survival estimate curve included below, which compares favorably to historical mOS data with KEYTRUDA.

We continue to follow the patients treated in both the CUE-101 Phase 1 monotherapy and combination settings and anticipate providing further updates on the maturing monotherapy data in the fourth quarter of 2024 and combination data in the first half of 2025.

In January 2024, we met with the Food and Drug Administration, or FDA, in a Type B meeting, which provided clarification and alignment for potential paths forward to registrational trials in both the 2L+ monotherapy and 1L combination settings. An overview of the proposed CUE-101 Phase 2 trial is shown below. In the proposed trial, treatment naïve, front-line patients with R/M HPV+ HNSCC will be randomized to one of three treatment arms: two CUE-101 doses in combination with 200 mg of pembrolizumab or 200mg of pembrolizumab alone, in each case, with dosing to occur every three weeks. ORR will be the primary endpoint with progression free survival, or PFS, and overall survival, or OS, as secondary endpoints. The interim analysis of ORR is anticipated to occur approximately 14 months after the first patient is dosed in this proposed Phase 2 trial, and the primary analysis of ORR is anticipated to occur approximately 22-24 months after the first patient is dosed in this proposed Phase 2 trial.

We believe the data resulting from this Phase 2 trial design will provide a robust characterization of treatment effect, confirm the dose to be tested in Phase 3, and increase the overall probability of success for a potential registrational trial of CUE-101, while also providing further risk reduction of the CUE-100 series. Due to the resource requirements of the planned Phase 2 trial, combined with our near-term prioritization of our autoimmune programs, we are in the process of identifying potential alternative sources of capital to enable the potential initiation and completion of this planned Phase 2 trial.

CUE-102

CUE-102, the second HLA-A02 drug product candidate in our CUE-100 series, targets WT1, an oncofetal antigen known to be over-expressed in more than 20 different cancers, including both solid tumors (such as colorectal, ovarian, pancreatic and lung) and hematologic malignancies (such as acute myeloid leukemia, multiple myeloma and myelodysplastic syndromes). We are conducting a Phase 1 monotherapy clinical trial of CUE-102 in second line R/M WT1+ colorectal, gastric, ovarian, and pancreatic cancer. Similar to CUE-101, CUE-102 may be investigated in multiple patient populations, including as a combination with current standard of care therapies, in 1L R/M cancers, as well as, in locally advanced settings.

Consistent with our preclinical datasets, selective and robust expansion of WT1+ specific T cells has been observed in treated patients in our ongoing CUE-102 monotherapy trial. Expansion of these WT1 tumor specific T cells is expected to enhance anti-tumor immunity with the potential to control disease, drive tumor reductions, and enhance patient survival. The graphs below show reductions in tumor burden that have been observed in two patients treated in the dose-escalation portion of the Phase 1 CUE-102 monotherapy clinical trial. As shown in the graph on the left, a patient with gastric cancer that progressed on three prior lines of therapy, including a checkpoint inhibitor, experienced a decrease in the sum of three target lesions of 34% at week 36, as depicted by the blue line crossing the -30% hash line in green. The graph on the right shows a reduction in tumor burden observed in an ovarian cancer patient as depicted by the blue line intersecting the -30% hash line in green. These patients subsequently experienced progressive disease due to the emergence of new lesions, but importantly, we believe to have provided evidence of the antitumor activity of CUE-102 in the dose escalation portion of the study.

Reduction of Target Lesions in Patients Treated with CUE-102

Based on these data, we selected CUE-102 4 mg/kg as the expansion dose for Part B, with patients enrolled in all four indications. While we are strategically prioritizing our autoimmune programs, we plan to continue to follow the patients treated in the CUE-102 Phase 1 monotherapy setting and anticipate providing further updates on the maturing data in the fourth quarter of 2024.

Autoimmune Programs

In addition to the CUE-100 series, we have leveraged the modularity and versatility of the Immuno-STAT platform to develop additional biologic series outside of oncology, including the CUE-400 and CUE-500 series, which are specifically designed through rational protein engineering to address distinct therapeutic approaches for treating autoimmune disease. The CUE-400 series represents a novel class of bispecific molecules designed to selectively induce and expand regulatory T cells, or Tregs, for chronic autoimmune diseases. The CUE-500 series represents a novel approach to develop selective T cell engagers that can selectively redirect memory T cells to deplete B cells, which is recognized as an important axis for treatment of autoimmune and inflammatory diseases. We believe preclinical data generated from our evaluation of CUE-401 and the CUE-500 series demonstrates evidence of the desired mechanistic effect of these novel approaches for the treatment of autoimmune disease.

CUE-401

CUE-401 is a bispecific molecule which has the two key signals, IL-2 and TGF beta, for selective induction of Tregs. The structure of CUE-401 incorporates the same IL-2 variant that is present in CUE-101 and CUE-102. The TGF beta variant was designed to improve the safety profile, enhance manufacturability, and mechanistically align with IL-2 signaling for effective Treg induction and expansion. Co-delivery of IL-2 and TGF beta signals in naïve CD4+ T cells results in the induction of FOX P3 which is the master gene transcription factor for Tregs. The panels below demonstrate Treg induction in human peripheral blood mononuclear cells and exemplify the need for both the IL-2 and TGF beta signals to induce Tregs. As shown below, neither IL-2 nor TGF beta alone can generate substantial numbers of new Tregs. In contrast, CUE-401, which has both IL-2 and TGF beta, demonstrated in preclinical studies the ability to generate a robust population of FOX P3+ Tregs by delivering both required signals.

CUE-401 Harnessed Multiple Signals to Induce Tregs in Preclinical Studies

We have generated preclinical data in our labs and in collaboration with Dr. Richard DiPaolo of St. Louis University supporting the premise that CUE-401 can potentially expand and induce Tregs. The resulting Tregs are functionally suppressive and maintain a stable phenotype, whereby CUE-401 treatment suppressed the proliferation of self-reactive T cells in a mouse model of autoimmune gastritis. The therapeutic potential of CUE-401 has also been observed in a T cell transfer model of autoimmune gastritis, wherein treatment with CUE-401 led to a prolonged suppression of self-reactive T cells and significantly reduced pathological evidence of disease in the stomachs of treated mice. As shown in the figure below, short-term treatment with CUE-401 resulted in long-term protection from autoimmune gastritis and tissue destruction in a preclinical animal model. The representative histopathology, as shown on the left side, and the compiled gastritis scores, as shown on the right side, demonstrated significant protection from tissue destruction in animals treated with CUE-401.

Short-term Treatment with CUE-401 Resulted in Significant Long-Term Protection from Gastritis and Tissue Destruction

CUE-401 is being developed in strategic collaboration with Ono wherein Ono is supporting all of our ongoing preclinical work to identify a lead clinical candidate. We anticipate selecting a clinical candidate and initiating IND-enabling studies for CUE-401 in the first half of 2025.

CUE-500 Series

The CUE-500 series focuses on autoimmune diseases that are mediated by autoreactive or pathogenic immune cells. CUE-500 series Immuno-STATs are designed to selectively harness our existing protective anti-viral T cell repertoire (virus-specific T cells, or VSTs) and re-direct them to target and deplete pathogenic immune cells, such as B cells. We believe that our approach to deploy a biologic to selectively re-direct “killer” T cells, while avoiding the systemic activation of all T cells, will stimulate T cell-mediated B cell depletion with similarities to what has been exemplified with CD19-CAR-T cell therapy approaches in autoimmunity. We believe that addressing this important mechanism of autoimmune diseases with off-the-shelf biologics will offer significant advantages over cell therapy-based approaches, as well as non-selective pan T cell engagers.

The CUE-500 series builds upon the de-risking accomplished with the CUE-100 series and leverages the same molecular scaffold, further supporting the premise that each CUE-100 series Immuno-STAT molecule further de-risks and potentially accelerates subsequent drug product candidates. Our lead CUE-500 series candidate, CUE-501, is a bispecific engineered to selectively redirect existing memory T cells to deplete B cells to address autoimmune and inflammatory diseases. As shown in the left figure below, CUE-501 consists of a bivalent peptide-HLA complex on an Fc backbone, just as utilized in CUE-101 and CUE-102. CUE-501 also contains a single chain variable fragment, or scFv, that binds to the B cell surface antigen CD19 and does not require the presence of the IL-2 variant, due to protective anti-viral T cells being in an activated state. As shown in the graph on the right below, CUE-501 is designed to selectively redirect cytomegalovirus-specific, or CMV-specific, memory T cells to deplete B cells to the same extent achieved with an anti-CD3/CD19 bispecific pan T cell engager. Importantly in this preclinical study, a control CUE-500 molecule that instead targets HIV-specific T cells was unable to mediate B cell killing in this assay, confirming the antigen-specific nature of this mechanism whereby CUE-501 only stimulated a subset of all T cells.

CUE-501 Selectively redirects CMV-specific memory CD8+ T cells to kill human B cells

The selective T cell activation mediated by CUE-501 in preclinical studies is further demonstrated by the graphs below. Pan T cell engagers, such as an anti-CD3/CD19 bispecific, stimulate all T cells and result in significant production of inflammatory cytokines, which leads to the common toxicity of cytokine release syndrome observed in oncology patients treated with these drugs. In contrast, since CUE-501 only activates a subset of all T cells, far lower production of inflammatory cytokines occurs despite the comparable levels of B cell killing shown above. We believe this result supports the potential for CUE-501 to have an improved safety and tolerability profile in patients relative to pan T cell engagers, while also maintaining the benefits of an off-the-shelf biologic relative to the manufacturing challenges and costs associated with cell therapy approaches. We anticipate providing a CUE-501 program update in the fourth quarter of 2024, with lead candidate selection anticipated to occur in the first quarter of 2025. While CUE-501 is being developed to selectively deplete B cells in autoimmune diseases, we believe the modularity of the Immuno-STAT platform also enables the potential generation of additional molecules in the CUE-500 series in the future that could drive selective depletion of other pathogenic immune cell types.

CUE-501 redirects CMV specific memory CD8+ T cells to kill human B cells with reduced cytokine production relative to anti-CD3/CD19 bispecific

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

A fundamental part of our corporate development strategy is to establish strategic partnerships with leading pharmaceutical or biotechnology organizations that will allow us to more fully exploit the potential of our technology platform in the areas of oncology and autoimmune disease such as our collaborations described below under the headings “Collaboration Agreement with LG Chem" and "Collaboration and Option Agreement with Ono."

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

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2023 Annual Report have the greatest potential impact on our financial statements, so we consider those estimates, assumptions and judgments to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2024.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. As of June 30, 2024, two of these milestones had been achieved, as we had filed an investigational new drug application, or IND, in 2019, and initiated the investigator sponsored Phase 1b neoadjuvant clinical trial for CUE-101 in 2021.
•
Incur minimum product development costs per year and meet certain diligence obligations until the first commercial sale of the first Licensed Product.

As of June 30, 2024, we were in compliance with our obligations under the Einstein License.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions that will be triggered if we fail to meet our obligations thereunder.

We account for the costs incurred in connection with the Einstein License in accordance with Accounting Standards Codification, or ASC, 730, Research and Development. For the three and six months ended June 30, 2024, we incurred $0.03 million and $0.05 million, respectively, in fees payable to Einstein in relation to this license. For the three and six months ended June 30, 2023, we incurred $0.03 million and $0.08 million, respectively, in fees payable to Einstein in relation to this license. Such costs are included in research and development costs in our condensed consolidated statements of operations and comprehensive loss.

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

Pursuant to the LG Chem Collaboration Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Drug Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products. In return for performing CMC process development, LG Chem is eligible to receive low-single digit percentage royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. For the three and six months ended June 30, 2024, we recognized revenue of $0.03 million and $0.07 million, respectively, related to the LG Chem Collaboration Agreement. For the three and six months ended June 30, 2023 we recognized revenue of $0.03 million and $0.07 million, respectively. As of June 30, 2024, we had recorded $19.9 million in collaboration revenue related to this agreement since the agreement was entered into. The majority of the research phase of the LG Chem Collaboration Agreement was substantially completed by March 31, 2022.

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

Under the terms of the Ono Collaboration and Option Agreement, we will perform research activities related to CUE-401 through a specified option period of 24 months, or the Research Term. During this Research Term, we will be responsible for the execution of scientific investigation, nonclinical, preclinical, and clinical drug research and development activities designed to progress CUE-401 toward a potential IND and regulatory approval, collectively referred to as R&D. Ono is responsible for the funding of R&D activities performed by us. Per the Ono Collaboration and Option Agreement, as consideration for the

R&D activities performed by us, Ono (i) has made a one-time, non-refundable, non-creditable upfront payment of $3.0 million to us in March 2023, and (ii) will reimburse us for all costs incurred in conducting research, including (a) pass through costs from third party contractors and (b) full time employee salaries capped at $2.1 million in the first 18 months of the Research Term. Subsequently, the Company and Ono agreed to increase this cap for full time employee salaries to $2.8 million. The term of the Ono Collaboration and Option Agreement extends until the expiration of the Research Term which cannot exceed a 24-month period. We have forecasted that we will be able to complete the R&D activities within this time period.

Aside from the $3.0 million upfront payment and funding related to pass through costs, we do not believe that any variable consideration should be included in the transaction price as of June 30, 2024. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent we have a high degree of confidence that revenue would not be reversed in a subsequent reporting period. We will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three months ended June 30, 2024 and 2023, we recognized revenue of $2.6 million and $1.4 million, respectively, related to the Ono Collaboration and Option Agreement. For the six months ended June 30, 2024 and 2023, we recognized revenue of $4.3 million and $1.5 million, respectively, related to the Ono Collaboration and Option Agreement. We recorded short-term research and development liabilities on our balance sheet dated June 30, 2024 of $1.0 million, offset by $0.5 million recorded within accounts receivable on its balance sheet. As of December 31, 2023, we recorded short-term research and development liabilities of $2.1 million on our consolidated balance sheet.

Components of Results of Operations

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

General and administrative expenses consist of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as professional fees, insurance costs, and other general corporate expenses. We expect general and administrative expenses to remain consistent in future periods as we continue to incur expenses related to our operation as a public company which requires our compliance with certain regulatory and legal procedures.

Research and development expenses consist primarily of compensation expenses, fees paid to consultants, outside service providers and organizations (including research institutes at universities), facility expenses, and development and clinical trial expenses with respect to our drug product candidates. We charge research and development expenses to operations as they are incurred. We expect that our research and development expenses will remain consistent in future periods based on our strategic re-prioritization of our autoimmune programs and organizational restructuring which was announced in July 2024.

Interest Income

We earn interest income from cash invested in money market funds.

Results of Operations

Three and Six Months Ended June 30, 2024 and 2023

Our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, as discussed herein, are presented below in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$2,658	$1,382	$4,375	$1,570
Operating expenses:
General and administrative	3,511	4,249	7,697	8,425
Research and development	9,530	10,650	19,729	20,041
Total operating expenses	13,041	14,899	27,426	28,466
Loss from operations	(10,383)	(13,517)	(23,051)	(26,896)
Other income (expense):
Interest income	427	564	989	1,056
Interest expense	(215)	(232)	(456)	(454)
Total other income, net	212	332	533	602
Net loss	$(10,171)	$(13,185)	$(22,518)	$(26,294)

Collaboration Revenue

Collaboration revenue increased by $1.3 million to $2.7 million for the three months ended June 30, 2024, from $1.4 million for the three months ended June 30, 2023. The increase was due to revenue earned from the Ono Collaboration and Option Agreement, which was executed in February 2023.

Collaboration revenue increased by $2.8 million to $4.4 million for the six months ended June 30, 2024, from $1.6 million for the six months ended June 30, 2023. The increase was due to revenue earned from the Ono Collaboration and Option Agreement, which was executed in February 2023.

General and Administrative Expenses

General and administrative expenses decreased by $0.7 million to $3.5 million for the three months ended June 30, 2024, from $4.2 million for the three months ended June 30, 2023. The decrease was primarily due to decreases in professional fees, employee compensation, overhead, and stock-based compensation expense.

General and administrative expenses decreased by $0.7 million to $7.7 million for the six months ended June 30, 2024, from $8.4 million for the six months ended June 30, 2023. The decrease was primarily due to decreases in professional fees and employee compensation.

Research and Development Expenses

Research and development expenses decreased by $1.1 million to $9.5 million for the three months ended June 30, 2024, from $10.7 million for the three months ended June 30, 2023. The decrease was primarily due to a decrease in research and laboratory costs and compensation expense.

Research and development expenses decreased by $0.3 million to $19.7 million for the six months ended June 30, 2024, from $20.0 million for the six months ended June 30, 2023. The decrease was primarily due to a decrease in research and laboratory costs and stock-based compensation expense, partially offset by an increase in clinical expenses.

Interest Income

Interest income decreased by $0.1 million to $0.4 million for the three months ended June 30, 2024, from $0.6 million for the three months ended June 30, 2023. The decrease was due to lower interest earned on cash and cash equivalents.

Interest income decreased by $0.1 million to $1.0 million for the six months ended June 30, 2024, from $1.1 million for the six months ended June 30, 2023. The decrease was due to lower interest earned on cash and cash equivalents.

Interest Expense

Interest expense was $0.2 million for both the three months ended June 30, 2024 and 2023 and $0.5 million for both the six months ended June 30, 2024 and 2023.

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities, cash received from Merck Sharp & Dohme Corp., LG Chem, and Ono under the respective collaboration agreements and borrowings under the Loan Agreement. At June 30, 2024, we had cash and cash equivalents totaling $30.0 million available to fund our ongoing business activities. Additional information concerning our financial condition and results of operations is provided in the financial statements included in this Quarterly Report on Form 10-Q.

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

In October 2021, we entered into an open market sale agreement, or the October 2021 ATM Agreement, with Jefferies LLC, or Jefferies, as agent, to sell shares of our common stock for aggregate gross proceeds of up to $80 million, from time to time, through an at-the-market equity offering program. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of our common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by us or Jefferies. During the six months ended June 30, 2024 and June 30, 2023, we sold 1,428,200 and 536,264 shares, respectively, of common stock under the October 2021 ATM Agreement, for proceeds of $3.4 million and $2.0 million, respectively, net of commission paid, but excluding transaction expenses. There were no sales under the October 2021 ATM Agreement during the three months ended June 30, 2024 and 2023. As of June 30, 2024, we sold an aggregate of 9,028,573 shares of common stock under the October 2021 ATM Agreement for proceeds of $40.4 million, net of commission paid, but excluding transaction expenses, since its inception.

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

The Loan Agreement permits voluntary prepayment of all, but not less than all, of the Term Loans, subject to a prepayment premium except if the facility is refinanced with another First Citizens Bank facility. Such prepayment premium would be 1.00% of the principal amount of the Term Loans. Upon prepayment or repayment in full of the Term Loans, we will be required to pay a one-time final payment fee equal to 5.00% of the original principal amount of any funded Term Loans being repaid. The Loan Agreement also requires us to maintain in our accounts at the Lender unrestricted and unencumbered cash equal to at least $20,000,000, or the Threshold Amount. In addition to the foregoing, we are required to have at all times on deposit in our accounts maintained with SVB, unrestricted and unencumbered cash in an amount equal to the lesser of (i) 100% of the dollar value of our consolidated cash, in the aggregate, at all financial institutions and (ii) the Threshold Amount.

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

Cash Flows

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of June 30, 2024, will enable us to fund our operations into the second quarter of 2025. However, we will need to raise additional capital to fund our future operations and remain as a going concern. We expect to finance our future cash needs through a combination of equity offerings, collaborations, and other strategic alliances. Volatility in capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, we may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about our ability to continue as a going concern.

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(19,774)	$(21,204)
Investing activities	(65)	20,002
Financing activities	1,354	2,489
Net change in cash, cash equivalents, and restricted cash	$(18,485)	$1,287

Operating Activities

Net cash used in operating activities totaled $19.8 million for the six months ended June 30, 2024 compared to $21.2 million for the six months ended June 30, 2023. The decrease of $1.4 million was primarily due to a decrease in research and development contract liabilities, partially offset by increases in accrued expenses and accounts receivable.

Investing Activities

Net cash used in investing activities totaled less than $0.1 million for the six months ended June 30, 2024 compared to net cash provided by investing activities of $20.0 million during the six months ended June 30, 2023. The decrease of $20.1 million in cash provided was due to redemptions of marketable securities during the six months ended June 30, 2023.

Financing Activities

Net cash provided by financing activities totaled $1.4 million for the six months ended June 30, 2024 compared to $2.5 million for the six months ended June 30, 2023. The decrease of $1.1 million was due to repayment of a portion of our term loans during the six months ended June 30, 2024 totaling $2.0 million, which repayment began in the third quarter of 2023, offset by an increase of proceeds received from sales under our ATM offering of $1.4 million during the six months ended June 30, 2024.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of our Immuno-STAT platform and continue ongoing and initiate new clinical trials of, and seek marketing approval for, our drug product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

•
continue the clinical development of our CUE-100 series, including CUE-101 and CUE-102, which we have currently decided to deprioritize;
•
leverage our programs, including our autoimmune programs, to advance our other drug product candidates into preclinical and clinical development;
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

In July 2024, we determined to strategically prioritize our autoimmune programs, including CUE-401 and CUE-501, and completed an organizational restructuring to strengthen operational efficiencies, including an approximate 25% reduction in our workforce.

We discussed in Note 1 of the notes to the condensed consolidated financial statements under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Since we currently believe that our existing cash and cash equivalents, as of June 30, 2024, and our current operating plan will enable us to fund our operations into the second quarter of 2025, we have determined that this cash runway of less than 12 months from the date of issuance of our financial statements included in this Quarterly Report on Form 10-Q, along with our accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of our financial statements included in this Quarterly Report on Form 10-Q. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity offerings, collaborations, and other strategic alliances, and, depending on the availability and level of additional financings, cash expenditure reduction, there is no guarantee that we will be successful in these mitigation efforts.

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
•
our ability to secure third party support through partnerships and collaborations to further develop the CUE-100 series programs, including CUE-101 and CUE-102;
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

Principal Commitments

During the three and six months ended June 30, 2024, there were no material changes to our contractual obligations and commitments as of December 31, 2023 as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2023 Annual Report.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating us and our business, you should carefully consider the following risks, the information included in this Quarterly Report on Form 10-Q and in other documents we file with the SEC and the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our 2023 Annual Report.

If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

We are required to comply with the continued listing requirements of the Nasdaq Stock Market LLC, or Nasdaq, including, among other things, maintaining a minimum closing bid price of $1.00 per share, or shares of our common stock may be subject to delisting, which would have a material adverse effect on our business. Any potential delisting of our common stock could have a material adverse effect on the market for, and liquidity and price of, our common stock and would adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by investors, customers and employees and fewer business development opportunities. Any delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares of our common stock in the public market.

From July 3, 2024 through the date of this Quarterly Report on Form 10-Q, the bid price of our common stock has closed below $1.00 per share. If the bid price of our common stock were to close below the required minimum $1.00 per share for 30 consecutive business days, we may receive a deficiency letter from Nasdaq advising us of the 180 calendar day period to regain compliance. There can be no assurance that we will be able to continue to comply with the Nasdaq continued listing requirements.

We have a loan agreement that requires us to meet certain operating covenants and place restrictions on our operating and financial flexibility.

On February 15, 2022, we entered into the Loan Agreement with SVB, as amended in April 2023, which has been assumed by First Citizens Bank, pursuant to which we have borrowed $10.0 million. The outstanding principal amount under the Loan Agreement as of June 30, 2024 is $6.0 million. The Loan Agreement is secured by substantially all of our properties, rights and assets, except for our intellectual property, which is subject to a negative pledge, and certain other customary exclusions. Because of the security interest, First Citizens Bank’s rights to repayment from a liquidation of the assets subject to that security interest would be senior to the rights of other creditors.

The Loan Agreement includes customary covenants including covenants requiring us to maintain our corporate existence and governmental approvals, deliver certain financial reports and maintain insurance coverage as well as a requirement that we maintain in our accounts at First Citizens Bank unrestricted and unencumbered cash of at least $20,000,000. As of June 30, 2023, we had unrestricted and unencumbered cash and cash equivalents totaling $30.0 million. Additionally, we are restricted in our ability to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets and agree to a change in control. Upon the occurrence of an event of default, which includes our failure to satisfy our payment obligations under the Loan Agreement, the breach of certain of these covenants under the Loan Agreement such as the covenant to maintain unrestricted and unencumbered cash of at least $20,000,000 in our accounts at First Citizens Bank, or the occurrence of a material adverse change in our business, First Citizens Bank is entitled to accelerate amounts due under the Loan Agreement and dispose the collateral as permitted under applicable law. Any declaration by First Citizens Bank of an event of default and its exercise of its remedies in the event of such declaration of an event of default, such as acceleration of the amounts due under the Loan Agreement, would adversely impact the amount of cash we have available to fund our operations, could significantly harm our business and prospects, and could cause the price of our common stock to decline. For a further description of the Loan Agreement, please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.

10.1	Form of stock option award under 2016 Omnibus Incentive Plan	X
10.2	Form of stock option award under 2016 Non-Employee Equity Incentive Plan	X
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS

Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: August 14, 2024	By:	/s/ Daniel R. Passeri

Daniel R. Passeri Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2024	By:	/s/ Kerri-Ann Millar

Kerri-Ann Millar Chief Financial Officer (Principal Financial and Accounting Officer)