Form 10-Q
period 2024-09-30
Cue Biopharma, Inc.
filed 2024-11-14
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 12, 2024, the registrant had 63,350,327 shares of Common Stock ($0.001 par value per share) outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$32,420	$48,514
Accounts receivable	3,152	1,698
Prepaid expenses and other current assets	1,684	1,242
Total current assets	37,256	51,454
Property and equipment, net	570	795
Operating lease right-of-use assets	4,034	6,323
Deposits	2,690	2,690
Restricted cash	152	151
Other long-term assets	108	117
Total assets	$44,810	$61,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,474	$3,501
Accrued expenses	3,199	4,137
Research and development contract liability, current portion	259	2,112
Operating lease liabilities, current	2,895	3,368
Current portion of long-term debt, net	3,963	3,963
Total current liabilities	16,790	17,081
Operating lease liabilities, non-current	1,326	3,162
Long-term debt, net	1,328	4,202
Total liabilities	$19,444	$24,445
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 60,207,717 and 47,215,116 shares issued and outstanding, at September 30, 2024 and December 31, 2023, respectively	60	47
Additional paid in capital	357,674	338,228
Accumulated deficit	(332,368)	(301,190)
Total stockholders’ equity	25,366	37,085
Total liabilities and stockholders’ equity	$44,810	$61,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$3,336	$2,100	$7,711	$3,669
Operating expenses:
General and administrative	2,867	3,645	10,564	12,071
Research and development	9,381	9,874	29,111	29,915
Gain on fixed asset disposal	(97)	—	(97)	—
Total operating expenses	12,151	13,519	39,578	41,986
Loss from operations	(8,815)	(11,419)	(31,867)	(38,317)
Other income (expense):
Interest income	343	700	1,332	1,756
Interest expense	(188)	(286)	(643)	(738)
Total other income, net	155	414	689	1,018
Net loss	$(8,660)	$(11,005)	$(31,178)	$(37,299)
Unrealized gain from available-for-sale securities	—	5	—	96
Comprehensive loss	$(8,660)	$(11,000)	$(31,178)	$(37,203)
Net loss per common share – basic and diluted	$(0.17)	$(0.24)	$(0.62)	$(0.82)
Weighted average common shares outstanding – basic and diluted	51,229,701	46,358,555	50,292,983	45,274,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share amounts)

For the three months ended September 30, 2024 and 2023:
	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, June 30, 2023	43,744,414	$44	$322,715	$(5)	$(276,750)	$46,004
Issuance of common stock from ATM offering, net of sales agent commission and fees	1,378,867	1	5,588	—	—	5,589
Stock-based compensation	—	—	2,073	—	—	2,073
Unrealized gain from available-for-sale securities	—	—	—	5	—	5
Net loss	—	—	—	—	(11,005)	(11,005)
Balance, September 30, 2023	45,123,281	$45	$330,376	$—	$(287,755)	$42,666

Balance, June 30, 2024	48,643,316	$48	$345,282	$—	$(323,708)	$21,622
Issuance of common stock, warrants and pre-funded warrants, net of issuance costs	11,564,401	12	10,809	—	—	10,821
Stock-based compensation	—	—	1,583	—	—	1,583
Net loss	—	—	—	—	(8,660)	(8,660)
Balance, September 30, 2024	60,207,717	$60	$357,674	$—	$(332,368)	$25,366

For the nine months ended September 30, 2024 and 2023:
	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2022	43,042,548	$43	$316,192	$(96)	$(250,456)	$65,683
Issuance of common stock from ATM offering, net of sales agent commission and fees	1,915,131	2	7,603	—	—	7,605
Stock-based compensation	—	—	6,108	—	—	6,108
Exercise of stock options	165,602	—	473	—	—	473
Unrealized gain from available-for-sale securities	—	—	—	96	—	96
Net loss	—	—	—	—	(37,299)	(37,299)
Balance, September 30, 2023	45,123,281	$45	$330,376	$—	$(287,755)	$42,666

Balance, December 31, 2023	47,215,116	$47	$338,228	$—	$(301,190)	$37,085
Issuance of common stock from ATM offering, net of sales agent commission and fees	1,428,200	1	3,353	—	—	3,354
Issuance of common stock, warrants and pre-funded warrants, net of issuance costs	11,564,401	12	10,809	—	—	10,821
Stock-based compensation	—	—	5,284	—	—	5,284
Net loss	—	—	—	—	(31,178)	(31,178)
Balance, September 30, 2024	60,207,717	$60	$357,674	$—	$(332,368)	$25,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(31,178)	$(37,299)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	299	443
Stock-based compensation	5,284	6,108
Decrease in the carrying amount of right-of-use-assets	2,289	2,142
Gain on sale of property and equipment	(97)	(2)
Amortization of premium/discount on purchased securities	—	(234)
Amortization of debt issuance costs	28	28
Accretion of final payment on term loans	98	98
Changes in operating assets and liabilities:
Accounts receivable	(1,454)	(1,603)
Prepaid expenses and other current assets	(442)	(324)
Deposits	—	139
Accounts payable	2,972	(251)
Accrued expenses	(938)	1,573
Research and development contract liability	(1,853)	2,238
Operating lease liability	(2,309)	(2,064)
Accrued interest	—	5
Net cash used in operating activities	(27,301)	(29,003)
Cash flows from investing activities
Purchases of property and equipment	(64)	—
Cash received from the sale of property and equipment	97	2
Redemption of marketable securities	—	25,000
Net cash provided by investing activities	33	25,002
Cash flows from financing activities
Proceeds from ATM offering, net of sales agent commission and fees	3,354	7,605
Proceeds from issuance of common stock, warrants and pre-funded warrants, net of transaction costs	10,821	—
Repayment of term loans	(3,000)	(1,000)
Proceeds from exercise of stock options	—	473
Net cash provided by financing activities	11,175	7,078
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,093)	3,077
Cash, cash equivalents, and restricted cash at beginning of period	48,665	51,764
Cash, cash equivalents, and restricted cash at end of period	$32,572	$54,841
Supplemental disclosures of non-cash investing and financing activities:
Cash paid for interest	$547	$768

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company is in the development stage and has incurred recurring losses and negative cash flows from operations since inception. As of September 30, 2024, the Company had cash and cash equivalents of $32.4 million. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund research and development costs in order to seek approval for commercialization of its drug product candidates. While the Company is exploring raising additional capital through a combination of equity offerings, collaborations, and other strategic alliances, and, depending on the availability and level of additional financings, cash expenditure reduction, there is no guarantee that the Company will be successful in these mitigation efforts. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop and commercialize the Company’s drug product candidates in order to generate future revenue streams. Therefore, management has determined that the Company’s accumulated deficit, history of losses, negative cash flows from operations and future expected losses raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these financial statements.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

Interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any future periods.

Public Offerings

On September 26, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters named therein (collectively, the “Underwriters”), relating to an underwritten public offering of (i) 11,564,401 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share, and accompanying common stock warrants (“Common Stock Warrants”) to purchase 2,891,100 shares of common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 12,435,599 shares of common stock and accompanying Common Stock Warrants to purchase 3,108,900 shares of common stock. All of the Shares, the Pre-Funded Warrants and the Common Stock Warrants were sold by the Company. Each Share was offered and sold together with an accompanying Common Stock Warrant at a combined offering price of $0.50, and each Pre-Funded Warrant was offered and sold together with an accompanying Common Stock Warrant at a combined offering price of $0.499, which is equal to the combined offering price per share of common stock and accompanying Common Stock Warrant less the $0.001 exercise price of each Pre-Funded Warrant. The Underwriters purchased (i) each Share and accompanying Common Stock Warrant from the Company pursuant to the Underwriting Agreement at a combined price of $0.47 and (ii) each Pre-Funded Warrant and accompanying Common Stock Warrant from the Company pursuant to the Underwriting Agreement at a combined price of $0.46906. The Company recorded net proceeds from the offering of $10.8 million, after deducting underwriting discounts and commissions and offering expenses of $1.1 million, and excluding any proceeds that may be received from exercise of the Common Stock Warrants and the Pre-Funded Warrants.

In October 2021, the Company entered into an open market sale agreement (the “October 2021 ATM Agreement”) with Jefferies LLC ("Jefferies"), as agent, to sell shares of the Company’s common stock for aggregate gross proceeds of up to $80 million, from time to time, through an at-the-market equity offering program. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of the Company’s common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by the Company or Jefferies. The Company did not sell any shares during the three months ended September 30, 2024 under the October 2021 ATM Agreement. During the three months ended September 30, 2023, the Company sold 1,378,867 shares of common stock under the October 2021 ATM Agreement, for proceeds of $5.6 million, net of commission paid, but excluding transaction expenses. During the nine months ended September 30, 2024 and September 30, 2023, the Company sold 1,428,200 and 1,915,131 shares, respectively, of common stock under the October 2021 ATM Agreement, for proceeds of $3.4 million and $7.6 million, respectively, net of commission paid, but excluding transaction expenses. As of September 30, 2024, the Company sold an aggregate of 9,028,573 shares of common stock under the October 2021 ATM Agreement for proceeds of $40.4 million, net of commission paid, but excluding transaction expenses, since its inception.

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

Marketable Securities

Marketable securities consist of investments with original maturities greater than ninety days and less than one year from the date of the Company's condensed consolidated balance sheets. The Company classifies all of its investments as available-for-sale securities. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are recognized and determined on a specific identification basis and are included in comprehensive loss. Realized gains and losses are determined on a specific identification basis and are included in other income on the condensed consolidated statements of operations and comprehensive loss. Amortization and accretion of discounts and premiums is recorded in interest income. The Company had no marketable securities as of September 30, 2024 and December 31, 2023. At September 30, 2024, the Company invested available cash in money market funds, and at September 30, 2023 the Company invested available cash in U.S. Treasury securities.

Restricted Cash

The Company had $0.2 million in restricted cash deposited with a separate commercial bank to collateralize Company credit cards as of September 30, 2024 and December 31, 2023.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date. For each of the three months ended September 30, 2024 and 2023, the Company recorded approximately $3,000 in amortization expense on a straight-line basis. For each of the nine months ended September 30, 2024 and September 30, 2023, the Company recorded approximately $9,000 in amortization expense on a straight-line basis.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable drug product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to general and administrative expense as incurred. For the three and nine months ended September 30, 2024, patent expenses were $0.5 million and $1.5 million, respectively. For the three and nine months ended September 30, 2023, patent expenses were $0.5 million and $1.6 million, respectively.

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

Per ASC 260-10-45-13, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic EPS. The Financial Accounting Standards Board (“FASB”) proposed that warrants or options exercisable for little to no cost (sometimes referred to as “penny warrants”) be included in the denominator of basic EPS (and therefore diluted EPS) once there were no further vesting conditions or contingencies associated with them. The Company included 13,967,039 pre-funded warrants in the denominator of basic EPS at September 30, 2024.

At September 30, 2024 and 2023, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of EPS, as their effect would have been anti-dilutive.

	September 30,
	2024	2023
Common stock warrants	15,188,406	9,188,406
Common stock options	10,611,617	7,500,480
Total	25,800,023	16,688,886

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

The Company had $32.4 million and $39.1 million in cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$31,784	$—	$—	$31,784
Total	$31,784	$—	$—	$31,784

	Fair Value Measurements as of December 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$39,148	$—	$—	$39,148
Total	$39,148	$—	$—	$39,148

As of September 30, 2024, the Company had $31.8 million in cash equivalents. The Company measures the cash equivalents that are invested in money market funds using Level 1 inputs for identical securities. As of December 31, 2023, the Company had $39.1 million in cash equivalents. During the three and nine months ended September 30, 2024, and the year ended December 31, 2023, there were no transfers between Level 2 and Level 3.

4.
Property and Equipment

Property and equipment as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Laboratory equipment	$4,098	$4,069
Furniture and fixtures	74	81
Computer equipment	180	143
Leasehold improvements	118	118
Total property and equipment	4,470	4,411
Less: accumulated depreciation	(3,900)	(3,616)
Property and equipment, net	$570	$795

Depreciation expense for the three months ended September 30, 2024 and 2023 was $0.1 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $0.3 million and $0.4 million, respectively. Depreciation expense for both the three months ended September 30, 2024 and 2023 excludes trademark amortization expense of $3,000. Depreciation expense for both the nine months ended September 30, 2024 and 2023 excludes trademark amortization expense of $9,000. The Company sold fully depreciated lab equipment and collected cash of $0.1 million for both the three and nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company sold fully depreciated lab equipment with an acquisition cost of $41,450 and collected cash of $2,000. The Company recorded a gain on the sale of fixed assets of $2,000, which is presented in other income on the condensed consolidated statements of operations and comprehensive loss.

5.
Loan with First Citizens Bank (formerly with Silicon Valley Bank)

On February 15, 2022 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”), with Silicon Valley Bank, as lender (“SVB”). The Company drew $10,000,000 in term loans under the Loan Agreement (the "Term Loans") on the Closing Date. The Loan Agreement was amended in April 2023 and October 2024.

The Term Loans bear interest at a floating rate per annum equal to the greater of (A) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.25% and (B) 5.50%. The Term Loans were interest only from the Closing Date through June 30, 2023, after which the Company is required to pay 30 equal monthly installments of principal. At September 30, 2024, the interest rate was 10.25% which is based on the prime rate plus 2.25%.

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

The Loan Agreement, as amended, contains customary representations, warranties, events of default and covenants. In addition to the foregoing, the Company is required to have at all times on deposit in accounts of the Company maintained with SVB, unrestricted and unencumbered cash in an amount equal to the lesser of (i) 100% of the dollar value of the Company’s consolidated cash, in the aggregate, at all financial institutions and (ii) $20,000,000. On March 10, 2023, SVB was closed and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed receiver for the bank. The FDIC created a successor bridge bank, and all deposits and loans of SVB were transferred to the bridge bank under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. On March 27, 2023, First Citizens Bank & Trust Company (“First Citizens Bank”), assumed all of SVB’s deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. First Citizens Bank continues to hold the Company’s Term Loans under the same existing terms and covenants which were in place with SVB.

During the three and nine months ended September 30, 2024, the Company recognized interest expense related to the Term Loans of $0.1 million and $0.5 million, respectively, and interest expense related to accretion of the final payment of less than $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2023, the Company recognized interest expense related to the Term Loans of $0.3 million and $0.8 million, respectively, and interest expense related to accretion of the final payment of $33,000 and $98,000, respectively.

The following table presents the aggregate maturities of long-term debt as of September 30, 2024 (in thousands):

Year
2024	$1,000
2025	4,000
Total	$5,000

The following table presents long-term and current portions of debt as of September 30, 2024 (in thousands):

Long-term debt	$1,000
Accretion of final payment	337
Less: unamortized debt issuance costs	(9)
Long-term debt, net	$1,328
Current portion of long-term debt	$4,000
Less: unamortized debt issuance costs	(37)
Current portion of long-term debt, net	$3,963

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the condensed consolidated statements of operations and comprehensive loss.

The Company has incurred $142,000 in debt issuance costs related to the Loan Agreement. For each of the three months ended September 30, 2024 and 2023, the Company recorded approximately $9,000 in amortization of debt issuance costs to interest expense in the condensed consolidated statements of operations and comprehensive loss. For each of the nine months ended September 30, 2024 and 2023, the Company recorded $27,729 in amortization of debt issuance costs to interest expense in the condensed consolidated statements of operations and comprehensive loss.

6. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
(In thousands)	2024	2023
Contract research services	$1,534	$1,411
Employee and board compensation	800	2,219
Professional services	499	344
Contract manufacturing services	367	163
Total	$3,199	$4,137

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. Payments made upon achievement of milestones are nonrefundable and are not creditable against any other payment due to Einstein. At September 30, 2024, the Company has made aggregate payments totaling $1.2 million since inception with respect to achievement of these milestones.
•
Incur minimum product development costs until the first commercial sale of the first licensed product.

The Company was in compliance with its obligations under the Einstein License at September 30, 2024 and 2023.

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

8.
Stock-Based Compensation

Stock Option Valuation

For stock options requiring an assessment of value during the nine months ended September 30, 2024 and 2023, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

September 30, 2024
Risk-free interest rate	3.83% - 4.43%
Expected dividend yield	0%
Expected volatility	36.24% - 109.86%
Expected life	5.50 to 8.91 years

September 30, 2023
Risk-free interest rate	3.40% - 4.16%
Expected dividend yield	0%
Expected volatility	97.03% - 110.4%
Expected life	5.50 to 6.25 years

A summary of stock option activity for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2023	7,492,917	$8.41	6.12
Granted	4,183,300	1.42	—
Exercised	—	—	—
Cancelled	(1,064,600)	7.27	—
Stock options outstanding at September 30, 2024	10,611,617	5.77	7.28
Stock options exercisable at September 30, 2024	5,240,539	$9.27	5.27

The Company recognized $1.6 million and $5.3 million in stock-based compensation expense during the three and nine months ended September 30, 2024, respectively, related to stock options activity.

The Company recognized $2.1 million and $6.1 million in stock-based compensation expense during the three and nine months ended September 30, 2023, respectively, related to stock options activity.

As of September 30, 2024, total unrecognized stock-based compensation expense was $7.2 million, which is expected to be recognized as an operating expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the weighted average remaining period of 2.02 years.

As of September 30, 2023, total unrecognized stock-based compensation expense was $12.1 million, which is expected to be recognized as an operating expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the weighted average remaining period of 2.16 years.

During the three and nine months ended September 30, 2024, the Company granted stock options to purchase 1.7 million shares of common stock with a weighted average grant date fair value of $0.69 per share and stock options to purchase 4.2 million shares of common stock with a weighted average grant date fair value of $1.42 per share, respectively.

During the three and nine months ended September 30, 2023, the Company granted stock options to purchase 1.1 million shares of common stock with a weighted average grant date fair value of $4.17 per share and stock options to purchase 2.6 million shares of common stock with a weighted average grant date fair value of $3.65 per share, respectively.

As of September 30, 2024, the Company granted performance-based stock options to purchase 1.4 million shares of common stock, all of which remain unvested at September 30, 2024. The Company will incur stock-based compensation expense of $0.4 million should the vesting conditions be met in the future.

Stock-based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 was included in the Company’s condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
General and administrative	$843	$858	$2,659	$2,709
Research and development	740	1,215	2,625	3,399
Total stock-based compensation expense	$1,583	$2,073	$5,284	$6,108

9.
Warrants

On September 26, 2024, the Company issued the Common Stock Warrants, exercisable for an aggregate of 6,000,000 shares of common stock with an exercise price of $0.50 and a 5-year term, and Pre-Funded Warrants, exercisable for an aggregate of 12,435,599 shares of common stock at a nominal exercise price of $0.001 per share. The Common Stock Warrants and Pre-Funded Warrants were outstanding at September 30, 2024.

On November 16, 2022, the Company issued warrants exercisable for an aggregate of 9,188,406 shares of common stock with an exercise price of $3.93 and a 5-year term (the “2022 Common Stock Warrants”) and pre-funded warrants exercisable for an aggregate of 1,531,440 shares of common stock (the “2022 Pre-Funded Warrants”) at a nominal exercise price of $0.0001 per share. The 2022 Common Stock Warrants and 2022 Pre-Funded Warrants were outstanding at September 30, 2024.

The Common Stock Warrants, Pre-Funded Warrants, 2022 Common Stock Warrants and 2022 Pre-Funded Warrants were evaluated under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and the Company determined that equity classification was appropriate. The Company determined equity classification for these warrants as they do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Per ASC 815-40-25, the Company accounts for these warrants as equity, as the Company does not provide the holder a fixed or guaranteed return.

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

Aside from the $6.8 million in milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price as of September 30, 2024. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the nine months ended September 30, 2024, the Company recognized revenue of $0.05 million related to the LG Chem Collaboration Agreement. There was no revenue recognized for the three months ended September 30, 2024 related to the LG Chem Collaboration Agreement. For both the three and nine months ended September 30, 2023, the Company recognized revenue of $0.2 million related to the LG Chem Collaboration Agreement. The Company did not record short or long-term research and development liabilities on its balance sheets dated September 30, 2024 and December 31, 2023, as the performance obligation was met and completed. Research and development cost sharing provisions under the agreement expired on March 31, 2022, and thereafter, the Company recognized revenue on intellectual patent filing passthrough costs in the LG Chem Territory.

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

Aside from the $3.0 million upfront payment and funding related to pass through costs, the Company does not believe that any variable consideration should be included in the transaction price as of September 30, 2024. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three and nine months ended September 30, 2024, the Company recognized revenue of $3.4 million and $7.7 million, respectively, related to the Ono Collaboration and Option Agreement. For the three and nine months ended September 30, 2023, the Company recognized revenue of $1.9 million and $3.4 million, respectively, related to the Ono Collaboration and Option Agreement. The Company recorded short-term research and development liabilities on its balance sheet dated September 30, 2024 of $0.3 million. The Company also reduced its accounts receivable by $0.5 million for amounts billed to Ono in excess of amounts incurred. The Company recorded short-term research and development liabilities on its balance sheet dated December 31, 2023 of $2.1 million.

11.
Commitments and Contingencies

Einstein License Agreement

In 2015, the Company entered into the Einstein License with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. The Company entered into an amended and restated license agreement on July 31, 2017, as amended on October 2018, which modified certain obligations of the parties under the Einstein License. The Einstein License was further amended on January 13, 2024. For the three and nine months ended September 30, 2024, the Company incurred $0.03 million and $0.08 million, respectively, in fees payable to Einstein in relation to this license. For each of the three and nine months ended September 30, 2023, the Company did not incur any fees payable to Einstein in relation to this license.

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

The Company may be subject to various legal proceedings from time to time as part of its business. As of September 30, 2024, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

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

For the three and nine months ended September 30, 2024, the Company recorded $0.1 million and $0.3 million, respectively, in interest expense to the lease liability. For the three and nine months ended September 30, 2023, the Company recorded $0.1 million and $0.4 million, respectively, in interest expense to the lease liability.

At September 30, 2024, operating lease right-of-use assets were $4.0 million. Corresponding operating lease liabilities were $4.2 million, of which $2.9 million were recorded in current liabilities, and $1.3 million were recorded in long-term liabilities on the Company’s condensed consolidated balance sheets.

As of September 30, 2024 and December 31, 2023, security deposits of $0.6 million related to the 40G Additional Laboratory Lease were included in deposits on the Company’s consolidated balance sheets.

Future minimum lease payments under these leases at September 30, 2024 are as follows:

(in thousands)
2024 (remaining 3 months)	$803
2025	2,799
2026	818
Total lease payments	4,420
Less: imputed interest	(199)
Present value of lease payments	$4,221

Rent expense of $0.9 million and $2.6 million was included in the condensed consolidated statements of operations and comprehensive loss, respectively, for the three and nine months ended September 30, 2024. Rent expense of $0.9 million and $2.6 million was included in the condensed consolidated statements of operations and comprehensive loss, respectively, for the three and nine months ended September 30, 2023.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	1.50	2.16
Weighted average discount rate	5.96%	6.25%

13. Subsequent Events

On October 2, 2024 (the “Effective Date”), the Company entered into a second amendment (the “Second Amendment”) to its Loan Agreement, as amended by that certain Waiver and First Amendment to Loan and Security Agreement dated as of April 10, 2023. As of the Effective Date, the Second Amendment removed the requirement for the Company to maintain in accounts of the Company at SVB cash equal to at least $20,000,000. The Second Amendment retains the requirement that the Company have at all times on deposit in accounts of the Company maintained with SVB, unrestricted and unencumbered cash in an amount equal to the lesser of (i) $20,000,000 and (ii) 100% of the dollar value of the Company’s consolidated cash, in the aggregate, at all financial institutions. For further information about the Loan Agreement, please refer to Note 5.

On October 8, 2024, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware effecting an amendment to increase the number of authorized shares of the Company’s capital stock from 110,000,000 to 210,000,000 and increase the number of authorized shares of the Company’s common stock from 100,000,000 to 200,000,000. The Certificate of Amendment was approved by the Company’s stockholders at a Special Meeting of Stockholders held on October 8, 2024.

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

Cancer and autoimmune disease are major areas of disease affecting large populations across the globe, shortening the life expectancy of those afflicted, and significantly affecting quality of life. There are approximately 20 million new cancer diagnoses worldwide each year with approximately 2 million in the United States, or U.S., alone. Of these new cases, approximately 50% will progress to recurrent metastatic disease ultimately resulting in death. In addition, approximately 4% of the world’s population is diagnosed with an autoimmune disease resulting in approximately 24 million cases in the U.S. alone. Recognizing that T cells, as the heavy artillery of the immune system, are regulated with a highly selective “command and control” instruction process through interactions with the antigen-presenting cells, we have engineered the Immuno-STAT platform to emulate this “command and control” system.

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

Immuno-STAT Platform: Emulating Nature’s Selectivity

Our first two oncology drug product candidates, currently in clinical development, CUE-101 and CUE-102, are exemplary programs from the IL-2 based CUE-100 series, and are representative of the HLA-A02 allele, which is the predominant human leukocyte antigen, or HLA, allele in the U.S. and western European territories, i.e., approximately 50% of the patient population, and also prevalent, albeit at lower frequencies, in other global populations. We have preclinically validated the targeting of T cells with additional HLA alleles, which could enable expansion of patient coverage globally for future drug product candidates. CUE-101 is engineered for the treatment of human papillomavirus positive, or HPV+, head and neck squamous cell carcinoma, or HNSCC. By changing the epitope 9-amino acid sequence depicted as the yellow circle in the above illustration, we developed CUE-102, targeting Wilms’ tumor 1 protein, or WT1, an oncofetal antigen known to be over-expressed in more than 20 different cancers. Based upon the clinical observations to date, we believe we have demonstrated that our Immuno-STAT platform can be deployed across a wide spectrum of cancers by selectively activating the patient’s own immune system to combat cancer. Furthermore, we believe that the data generated to date, and continuing to mature, underscores what appears to be a substantial extension of survival, evidenced by the median overall survival, or mOS, of multiple patient cohorts receiving CUE-101 as a monotherapy, as well as in combination with the standard of care for HPV+ HNSCC, which we discuss in greater detail below under the heading “CUE-101”.

We have also developed drug product candidates designed to address a broad spectrum of autoimmune disease by dampening or turning off self-reactive T cells that attack a patient’s body. We have a strategic collaboration with Ono Pharmaceutical Co., Ltd., or Ono, focused on the development of CUE-401 for the potential treatment of a wide spectrum of autoimmune disease through the induction and expansion of regulatory T cells, or Tregs. Furthermore, we have also developed a drug product candidate, CUE-501, for targeting B cell mediated autoimmune diseases, such as systemic lupus erythematosus, which would potentially enable autoreactive B cell ablation followed by natural repopulation thus restoring immune balance.

Our drug product candidates are in various stages of clinical and preclinical development. The ongoing generation of clinical data for CUE-101 and CUE-102, as well as the emerging preclinical data for CUE-401 and CUE-501 continues to bolster our belief that we have developed a modular and versatile approach for “restoring immune balance” representing a potential breakthrough for enhancing clinical outcomes for patients suffering from cancer and autoimmune disease.

Current Programs

Historically, we have focused the majority of our resources on our CUE-101 and CUE-102 programs for oncology, representative of our approach for selective T cell activation against cancer. These programs have demonstrated evidence of selective T cell activation, proliferation and antitumor activity and continue to yield maturing clinical data, for what we believe may be a significant differentiation that supports further development towards potential registration with third-party support. Furthermore, we believe the maturing data has the potential to further validate the CUE-100 series, enabling the Immuno-STAT platform’s modularity and versatility to foster potential development of future drug candidates addressing a broad range of cancers.

As the CUE-101 and CUE-102 programs continue to be monitored and provide maturing data, our primary current emphasis and resource deployment has been focused on our autoimmune disease programs, which we believe represent large market opportunities by addressing significant unmet medical needs. In July 2024, we announced a strategic prioritization of our autoimmune programs along with organizational restructuring to strengthen operational efficiencies and enable the already encouraging clinical data from our oncology programs to continue to mature and potentially further differentiate our competitive advantage, particularly pertaining to patient survival. As we shift our focus towards the development of our autoimmune programs, we continue to actively pursue third party support through partnerships and collaborations to further develop the CUE-100 series programs, including CUE-101 and CUE-102. As such, we have continued to progress forward in our strategic collaboration with Ono to develop CUE-401, a preclinical IL-2/transforming growth factor beta, or TGF -beta, bispecific based drug product candidate for autoimmune disease. Based on its unique mechanism of action, we believe CUE-401 has the potential to be a highly differentiated molecule for the induction and expansion of Tregs in a manner distinct from other IL-2 muteins that are being pursued in this space. In addition, we have advanced CUE-501, which targets autoimmune diseases caused by autoreactive, or self-reactive, B cells, into preclinical development.

Oncology Programs

CUE-101

CUE-101 is our most advanced clinical stage asset and is being investigated for the treatment of HPV+ HNSCC in patients with the HLA allele, HLA-A02. Our Phase 1 clinical trial is investigating CUE-101 in the treatment of HPV+ recurrent metastatic, or HPV+ R/M HNSCC as a monotherapy and in combination with KEYTRUDA. We received Fast Track

Designation of CUE-101 for the treatment of HPV+ R/M HNSCC, as both a monotherapy in second line or higher, or 2L+, patients and in combination with KEYTRUDA, the current standard of care, or SoC, for first line, or 1L, HPV+ R/M HNSCC patients. We also have an ongoing investigator sponsored clinical trial in the neoadjuvant setting where tumor tissue is being analyzed before and after treatment with CUE-101. The preliminary data from pre- and post- CUE-101 treatment biopsies in this study demonstrated changes in the tumor microenvironment that are consistent with CUE-101’s proposed mechanism of action. This series of trials enables CUE-101 to be investigated in multiple patient populations with the objective of developing a deeper understanding of the drug candidate’s activity as well as enhancement of competitive positioning for establishing broad market opportunities.

Both the CUE-101 monotherapy trial in 2L+ HPV+ R/M HNSCC and CUE-101 trial in 1L in combination with KEYTRUDA have completed patient enrollment and have demonstrated evidence of meaningful clinical activity. Most notably in our ongoing Phase 1b trial of CUE-101 in combination with current SoC, KEYTRUDA, as described in more detail in our 2023 Annual Report, we have observed one confirmed complete response and ten confirmed partial responses, as well as seven patients with durable stable disease (greater than 12 weeks) resulting in an objective response rate, or ORR, of 46% and a disease control rate of 75% as of the September 11, 2024 data cut-off date. This ORR represents a greater than doubling of the historical ORR of 19% that was observed with KEYTRUDA alone, as reported in the KEYNOTE 048 study. Importantly, these responses include multiple patients with low PD-L1 expression (combined positive score, or CPS, of less than 20), a patient population known to be less likely to respond to KEYTRUDA. Notably, low CPS has been documented in approximately 50% of all HPV+ R/M HNSCC patients eligible for KEYTRUDA in the 1L setting. Significantly, the observed mOS for all patients with CPS ≥1 treated with CUE-101 and pembrolizumab of 21.8 months, depicted by the blue line in the graph below, compares favorably to the historical mOS of 12.3 months observed with KEYTRUDA alone.

Overall Survival of Patients Treated with 4 mg/kg of CUE-101 in Combination with KEYTRUDA

In addition to the increased ORR observed in low CPS tumors, we have also observed an enhancement in survival in this population. The 12-month OS rates of 83.9% in patients with low CPS and 100% of patients with high CPS compares favorably with the historical rates observed in the KEYNOTE-048 study, as shown in the table below.

Overall Survival of CPS High and Low Patients Treated with 4 mg/kg of CUE-101 in Combination with KEYTRUDA

Data extract:11-Sep-2024

In addition to a significant increase in mOS observed with CUE-101 in combination with KEYTRUDA, we have also observed a mOS of 20.8 months, as depicted by the blue line in the graph below, in the 20 2L+ patients treated with CUE-101 monotherapy at 4 mg/kg as of the September 11, 2024 data cut-off date, which compares favorably to historical third-party mOS data of 8.4 months with KEYTRUDA and 7.5 months with OPDIVO in the 2L setting.

Data extract:11-Sep-2024

We continue to follow the patients treated in both the CUE-101 Phase 1 monotherapy and combination settings and anticipate providing further updates on the maturing data in the first half of 2025.

In January 2024, we met with the Food and Drug Administration, or FDA, in a Type B meeting, which provided clarification and alignment for potential paths forward to registrational trials in both the 2L+ monotherapy and 1L combination settings. In the proposed trial, treatment naïve, front-line patients with HPV+ R/M HNSCC will be randomized to one of three treatment arms: two CUE-101 doses in combination with 200 mg of pembrolizumab or 200mg of pembrolizumab alone, in each case, with dosing to occur every three weeks. ORR will be the primary endpoint with progression free survival, or PFS, and overall survival, or OS, as secondary endpoints. The interim analysis of ORR is anticipated to occur approximately 14 months after the first patient is dosed in this proposed Phase 2 trial, and the primary analysis of ORR is anticipated to occur approximately 22-24 months after the first patient is dosed in this proposed Phase 2 trial.

We believe the data resulting from this Phase 2 trial design will provide a robust characterization of treatment effect, confirm the dose to be tested in Phase 3, and increase the overall probability of success for a potential registrational trial of

CUE-101, while also providing further risk reduction of the CUE-100 series. Due to the resource requirements of the planned Phase 2 trial, combined with our current prioritization of our autoimmune programs, we are in the process of identifying alternative paths to enable the potential initiation and completion of a Phase 2 trial of CUE-101.

CUE-102

CUE-102, the second HLA-A02 drug product candidate in clinical development from our CUE-100 series, targets Wilms' tumor 1 protein, or WT1, an oncofetal antigen known to be over-expressed in more than 20 different cancers, including both solid tumors (such as colorectal, gastric, ovarian, pancreatic and lung) and hematologic malignancies (such as acute myeloid leukemia, multiple myeloma and myelodysplastic syndromes). We are currently conducting a Phase 1 monotherapy clinical trial of CUE-102 in late line R/M WT1+ colorectal, gastric, ovarian, and pancreatic cancer.

In preclinical experiments in HLA-A2 transgenic mice, we observed that treatment with CUE-102 selectively expanded WT1 specific CD8 T cells within five days post dose, while total CD8 T cell frequencies remained unchanged as seen in panel A below. Treatment with CUE-102 in the HLA-A2 transgenic mice also increased the frequency of WT1 specific CD8 T cells expressing the proliferation marker Ki67 over that observed in total CD8 T cells. Differences in the percentage of Ki67 between WT1 specific CD8 T cells and total CD8 T cells are shown pre- and post-dosing of CUE-102 in panel B below.

Preclinical Studies of CUE-102 Demonstrated Selective Activation of WT1 Specific CD8 T Cells

Selective and robust expansion of WT1 specific T cells has been observed in patients treated in our ongoing CUE-102 monotherapy trial. Consistent with preclinical findings, among the 22 patients tested to date, a trend of increased frequency of WT1 specific T cells is apparent post-dosing with CUE-102, while the frequency of all T cells appears to be unchanged. Expansion of these WT1 tumor specific T cells is expected to enhance anti-tumor immunity with the potential to control disease, drive tumor reductions, and enhance patient survival. The graphs below show reductions in tumor burden that have been observed in two patients treated in the dose-escalation portion of the Phase 1 CUE-102 monotherapy clinical trial. As shown in the graph on the left, a patient with gastric cancer that progressed on three prior lines of therapy, including a checkpoint inhibitor, experienced a decrease in the sum of three target lesions of 34% at week 36, as depicted by the blue line crossing the -30% hash line in green. The graph on the right shows a reduction in tumor burden observed in an ovarian cancer patient as depicted by the blue line intersecting the -30% hash line in green. These patients subsequently experienced progressive disease due to the emergence of new lesions, but importantly, we believe to have provided evidence of the antitumor activity of CUE-102 in the dose escalation portion of the study.

Reduction of Target Lesions in Patients Treated with CUE-102

Based on these data, we selected CUE-102 4 mg/kg as the expansion dose for Part B, with patients enrolled in all four indications. Patients in all four indications have been treated at the expansion dose and several remain on treatment or in active follow-up. Recently, a pancreatic cancer patient treated with CUE-102 experienced a 40% reduction of tumor burden as shown in the graph below, resulting in an unconfirmed partial response. This patient is currently scheduled for a follow-up scan.

Pancreatic Cancer Patient

Importantly, we have observed a disease control rate of 41% across all late-stage pancreatic cancer patients in the expansion phase of the trial. In addition, pancreatic cancer patients treated with CUE-102 at 2mg/kg and 4mg/kg exhibited a disease control rate of 67%, with two patients surviving for 11 months or greater as of the data cut-off date of September 11, 2024. These pancreatic cancer patients treated with CUE-102 continue to be followed for survival.

While we are currently strategically prioritizing our autoimmune programs, we plan to continue to follow the patients treated in the CUE-102 Phase 1 monotherapy setting and anticipate providing further updates on the maturing data in the fourth quarter of 2024.

Autoimmune Programs

In addition to the CUE-100 series, we have leveraged the modularity and versatility of the Immuno-STAT platform to develop additional biologic series outside of oncology, including the CUE-400 and CUE-500 series, which are specifically designed through rational protein engineering to address distinct therapeutic approaches for treating autoimmune disease. The CUE-400 series represents a novel class of bispecific molecules designed to selectively induce and expand regulatory T cells, or Tregs, for chronic autoimmune diseases. The CUE-500 series represents a novel approach to develop selective T cell engagers that can selectively redirect specific memory T cells to deplete autoreactive B cells, which is recognized as an important axis for treatment of autoimmune and inflammatory diseases. We believe preclinical data generated from our evaluation of CUE-401 and the CUE-500 series demonstrates evidence of the desired mechanistic effect of these novel approaches for the treatment of autoimmune disease.

CUE-401

CUE-401 is a bispecific molecule which has the two key signals, IL-2 and TGF beta, for selective induction of Tregs. The structure of CUE-401 incorporates the same IL-2 variant that is present in CUE-101 and CUE-102. The TGF beta variant was designed to improve the safety profile, enhance manufacturability, and mechanistically align with IL-2 signaling for effective Treg induction and expansion. Co-delivery of IL-2 and TGF beta signals in naïve CD4+ T cells results in the induction of FOX P3 which is the master gene transcription factor for Tregs. The panels below demonstrate Treg induction in human peripheral blood mononuclear cells and exemplify the need for both the IL-2 and TGF beta signals to induce Tregs as neither IL-2 nor TGF beta alone can generate substantial numbers of new Tregs. In contrast, CUE-401, which has both IL-2 and TGF beta, demonstrated the ability to generate a robust population of FOX P3+ Tregs by delivering both required signals as shown below in two different preclinical studies.

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

CUE-501 redirects CMV specific memory CD8+ T cells to kill human B cells with reduced cytokine production relative to anti-CD3/CD19 bispecific

Plan of Operation

Our protein engineering platform has generated a series of precision biologic candidates that are in the clinical development phase for oncology and preclinical development phase for autoimmune disease. Due to its modularity and versatility, we believe our platform has the potential for delivering a diverse and expanding pipeline of promising drug product candidates addressing multiple medical indications. We intend to optimize the value and probability of commercialization of our Immuno-STAT drug product candidates by utilizing a diverse, strategic approach of partnering certain programs, while retaining control and upside potential of others. Through this balanced approach, we aim to provide our stockholders with near, mid and long-term value creation opportunities protected by our portfolio of patents and intellectual property.

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

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2023 Annual Report have the greatest potential impact on our financial statements, so we consider those estimates, assumptions and judgments to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2024.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. As of September 30, 2024, two of these milestones had been achieved, as we had filed an investigational new drug application, or IND, in 2019, and initiated the investigator sponsored Phase 1b neoadjuvant clinical trial for CUE-101 in 2021.
•
Incur minimum product development costs per year and meet certain diligence obligations until the first commercial sale of the first Licensed Product.

As of September 30, 2024, we were in compliance with our obligations under the Einstein License.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions that will be triggered if we fail to meet our obligations thereunder.

We account for the costs incurred in connection with the Einstein License in accordance with Accounting Standards Codification, or ASC, 730, Research and Development. For the three and nine months ended September 30, 2024, we incurred $0.03 million and $0.08 million, respectively, in fees payable to Einstein in relation to this license. For the three and nine months ended September 30, 2023, we did not incur any fees payable to Einstein in relation to this license. Such costs are included in research and development costs in our condensed consolidated statements of operations and comprehensive loss.

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

Pursuant to the LG Chem Collaboration Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Drug Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products. In return for performing CMC process development, LG Chem is eligible to receive low-single digit percentage royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. For the nine months ended September 30, 2024, we recognized revenue of $0.05 million related to the LG Chem Collaboration Agreement. There was no revenue recognized for the three months ended September 30, 2024 related to the LG Chem Collaboration Agreement. For both the three and nine months ended September 30, 2023 we recognized revenue of $0.2 million. As of September 30, 2024, we had recorded $19.9 million in collaboration revenue related to this agreement since the agreement was entered into. The majority of the research phase of the LG Chem Collaboration Agreement was substantially completed by March 31, 2022.

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

Aside from the $3.0 million upfront payment and funding related to pass through costs, we do not believe that any variable consideration should be included in the transaction price as of September 30, 2024. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent we have a high degree of confidence that revenue would not be reversed in a subsequent reporting period. We will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three months ended September 30, 2024 and 2023, we recognized revenue of $3.4 million and $1.9 million, respectively, related to the Ono Collaboration and Option Agreement. For the nine months ended September 30, 2024 and 2023, we recognized revenue of $7.7 million and $3.4 million, respectively, related to the Ono Collaboration and Option Agreement. We recorded short-term research and development liabilities on our balance sheet dated September 30, 2024 of $0.3 million. We also reduced our accounts receivable by $0.5 million for amounts billed to Ono in excess of amounts incurred. As of December 31, 2023, we recorded short-term research and development liabilities of $2.1 million on our consolidated balance sheet.

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

Results of Operations

Three and Nine Months Ended September 30, 2024 and 2023

Our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, as discussed herein, are presented below in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$3,336	$2,100	$7,711	$3,669
Operating expenses:
General and administrative	2,867	3,645	10,564	12,071
Research and development	9,381	9,874	29,111	29,915
Gain on fixed asset disposal	(97)	—	(97)	—
Total operating expenses	12,151	13,519	39,578	41,986
Loss from operations	(8,815)	(11,419)	(31,867)	(38,317)
Other income (expense):
Interest income	343	700	1,332	1,756
Interest expense	(188)	(286)	(643)	(738)
Total other income, net	155	414	689	1,018
Net loss	$(8,660)	$(11,005)	$(31,178)	$(37,299)

Collaboration Revenue

Collaboration revenue increased by $1.2 million to $3.3 million for the three months ended September 30, 2024, from $2.1 million for the three months ended September 30, 2023. The increase was due to revenue earned from the Ono Collaboration and Option Agreement, which was executed in February 2023.

Collaboration revenue increased by $4.0 million to $7.7 million for the nine months ended September 30, 2024, from $3.7 million for the nine months ended September 30, 2023. The increase was due to revenue earned from the Ono Collaboration and Option Agreement, which was executed in February 2023.

General and Administrative Expenses

General and administrative expenses decreased by $0.7 million to $2.9 million for the three months ended September 30, 2024, from $3.6 million for the three months ended September 30, 2023. The decrease was primarily due to a decrease in employee compensation, which includes stock-based compensation.

General and administrative expenses decreased by $1.5 million to $10.6 million for the nine months ended September 30, 2024, from $12.1 million for the nine months ended September 30, 2023. The decrease was primarily due to a decrease in employee compensation, which includes stock-based compensation.

Research and Development Expenses

Research and development expenses decreased by $0.5 million to $9.4 million for the three months ended September 30, 2024, from $9.9 million for the three months ended September 30, 2023. The decrease was primarily due to lower clinical trial costs, and employee compensation, which includes stock-based compensation, partially offset by an increase in drug substance manufacturing costs related to CUE-401.

Research and development expenses decreased by $0.8 million to $29.1 million for the nine months ended September 30, 2024, from $29.9 million for the nine months ended September 30, 2023. The decrease was primarily due to lower clinical trial costs, and employee compensation, which includes stock-based compensation, partially offset by an increase in professional outside services related to CUE-401.

Gain on Fixed Asset Disposal

Gain on fixed asset disposal was $0.1 million for the three and nine months ended September 30, 2024 . This gain was related to the sale of lab equipment.

Interest Income

Interest income decreased by $0.4 million to $0.3 million for the three months ended September 30, 2024, from $0.7 million for the three months ended September 30, 2023. The decrease was due to lower interest earned on cash and cash equivalents.

Interest income decreased by $0.5 million to $1.3 million for the nine months ended September 30, 2024, from $1.8 million for the nine months ended September 30, 2023. The decrease was due to lower interest earned on cash and cash equivalents.

Interest Expense

Interest expense decreased by $0.1 million to $0.2 million for the three months ended September 30, 2024, from $0.3 million for the three months ended September 30, 2023. The decrease was due to a decrease in interest related to the proceeds from borrowings under our Loan and Security Agreement, as amended, or the Loan Agreement, with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company.

Interest expense decreased by $0.1 million to $0.6 million for the nine months ended September 30, 2024, from $0.7 million for the nine months ended September 30, 2023. The decrease was due to a decrease in interest related to the proceeds from borrowings under the Loan Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company.

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities, cash received from Merck Sharp & Dohme Corp., LG Chem, and Ono under the respective collaboration agreements and borrowings under the Loan Agreement. At September 30, 2024, we had cash and cash equivalents totaling $32.4 million available to fund our ongoing business activities. Additional information concerning our financial condition and results of operations is provided in the financial statements included in this Quarterly Report on Form 10-Q.

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

In October 2021, we entered into an open market sale agreement, or the October 2021 ATM Agreement, with Jefferies LLC, or Jefferies, as agent, to sell shares of our common stock for aggregate gross proceeds of up to $80 million, from time to time, through an at-the-market equity offering program. The October 2021 ATM Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of our common stock pursuant to the October 2021 ATM Agreement or (b) the termination of the October 2021 ATM Agreement by us or Jefferies. We did not sell any shares during the three months ended September 30, 2024 under the October 2021 ATM Agreement. During the three months ended September 30, 2023, we sold 1,378,867 shares of common stock under the October 2021 ATM Agreement, for proceeds of $5.6 million, net of commission paid, but excluding transaction expenses. During the nine months ended September 30, 2024 and September 30, 2023, we sold 1,428,200 and 1,915,131 shares, respectively, of common stock under the October 2021 ATM Agreement, for proceeds of $3.4 million and $7.6 million, respectively, net of commission paid, but excluding transaction expenses. As of September 30, 2024, we sold an aggregate of 9,028,573 shares of common stock under the October 2021 ATM Agreement for proceeds of $40.4 million, net of commission paid, but excluding transaction expenses, since its inception.

On February 15, 2022, we entered into the Loan Agreement, pursuant to which we have borrowed $10.0 million. The Loan Agreement was amended in April 2023 and October 2024. The term loans under the Loan Agreement, or the Term Loans, bear interest at a floating rate per annum equal to the greater of (A) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.25% and (B) 5.50%. On the first calendar day of each month, we will be required to make monthly interest payments and commencing on June 30, 2023, we began repayment of the Term Loans in (i) 30 consecutive installments of principal plus monthly payments of accrued interest if the additional term loans are not advanced and (ii) 24 months if the additional term loans are advanced. All outstanding principal and accrued and unpaid interest under the Term Loans and all other outstanding obligations with respect to the Term Loans are due and payable in full on December 1, 2025.

The Loan Agreement permits voluntary prepayment of all, but not less than all, of the Term Loans, subject to a prepayment premium except if the facility is refinanced with another First Citizens Bank facility. Such prepayment premium would be 1.00% of the principal amount of the Term Loans. Upon prepayment or repayment in full of the Term Loans, we will be required to pay a one-time final payment fee equal to 5.00% of the original principal amount of any funded Term Loans being repaid. The Loan Agreement, as amended, also requires us to have at all times on deposit in our accounts maintained with SVB, unrestricted and unencumbered cash in an amount equal to the lesser of (i) 100% of the dollar value of our consolidated cash, in the aggregate, at all financial institutions and (ii) $20,000,000.

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

On November 14, 2022, we entered into securities purchase agreements with accredited investors pursuant to which, on November 16, 2022, we issued and sold to such investors in a private placement an aggregate of 7,656,966 shares of common stock and, in lieu of shares of common stock to certain investors, pre-funded warrants, or the 2022 Pre-Funded Warrants, to purchase an aggregate of 1,531,440 shares of common stock, and, in each case, accompanying warrants, or the 2022 Common Stock Warrants, to purchase an aggregate of up to 9,188,406 additional shares of common stock (or 2022 Pre-Funded Warrants in lieu thereof) at a price of $3.265 per share and accompanying 2022 Common Stock Warrant (or $3.2649 per 2022 Pre-Funded Warrant and accompanying 2022 Common Stock Warrant), or the PIPE Financing. The exercise price of the 2022 Common Stock Warrants is $3.93 per share, or if exercised for a 2022 Pre-Funded Warrant in lieu thereof, $3.9299 per 2022 Pre-Funded Warrant. The 2022 Common Stock Warrants are exercisable at any time after they are issued and ending on the fifth anniversary of the closing. The 2022 Pre-Funded Warrants are exercisable at any time after they are issued and will not expire. We received aggregate gross proceeds from the PIPE Financing of $30 million, before deducting placement agent fees and offering expenses of $2.6 million. Piper Sandler & Co. acted as lead placement agent and Public Ventures LLC acted as co-placement agent for the PIPE Financing.

On September 26, 2024, we entered into an underwriting agreement, or the Underwriting Agreement, with Oppenheimer & Co. Inc., as representative of the several underwriters named therein, or, collectively, the Underwriters, relating to an underwritten public offering of (i) 11,564,401 shares, or the Shares, of our common stock, $0.001 par value per share, and accompanying common stock warrants (“Common Stock Warrants”) to purchase 2,891,100 shares of our common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants, or the Pre-Funded Warrants, to purchase 12,435,599 shares of our common stock and accompanying Common Stock Warrants to purchase 3,108,900 shares of common stock. All of the Shares, the Pre-Funded Warrants and the Common Stock Warrants were sold by us. Each Share was offered and sold together with an accompanying Common Stock Warrant at a combined offering price of $0.50, and each Pre-Funded Warrant was offered and sold together with an accompanying Common Stock Warrant at a combined offering price of $0.499, which is equal to the combined offering price per share of common stock and accompanying Common Stock Warrant less the $0.001 exercise price of each Pre-Funded Warrant. The Underwriters purchased (i) each Share and accompanying Common Stock Warrant from us pursuant to the Underwriting Agreement at a combined price of $0.47 and (ii) each Pre-Funded Warrant and accompanying Common Stock Warrant from us pursuant to the Underwriting Agreement at a combined price of $0.46906. We recorded net proceeds from the offering of $10.8 million, after deducting underwriting discounts and commissions and offering expenses of $1.1 million, and excluding any proceeds that may be received from exercise of the Common Stock Warrants and the Pre-Funded Warrants.

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

Cash Flows

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of September 30, 2024, will enable us to fund our operations into the fourth quarter of 2025. However, we will need to raise additional capital to fund our future operations and remain as a going concern. We expect to finance our future cash needs through a combination of equity offerings, collaborations, and other strategic alliances. Volatility in capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, we may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about our ability to continue as a going concern.

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(27,301)	$(29,003)
Investing activities	33	25,002
Financing activities	11,175	7,078
Net change in cash, cash equivalents, and restricted cash	$(16,093)	$3,077

Operating Activities

Net cash used in operating activities totaled $27.3 million for the nine months ended September 30, 2024 compared to $29.0 million for the nine months ended September 30, 2023. The decrease of $1.7 million was primarily due to a decrease in research and development contract liabilities and accrued expenses, partially offset by increases in accounts payable.

Investing Activities

Net cash provided by investing activities totaled less than $0.03 million for the nine months ended September 30, 2024 compared to net cash provided by investing activities of $25.0 million during the nine months ended September 30, 2023. The decrease of $25.0 million in cash provided was due to redemptions of marketable securities during the nine months ended September 30, 2023.

Financing Activities

Net cash provided by financing activities totaled $11.2 million for the nine months ended September 30, 2024 compared to $7.1 million for the nine months ended September 30, 2023. The increase of $4.1 million was due to net proceeds received from our September 2024 offering.

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
•
continue the preclinical development of CUE-401 and CUE-501;
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

We discussed in Note 1 of the notes to the condensed consolidated financial statements under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Since we currently believe that our existing cash and cash equivalents, as of September 30, 2024, and our current operating plan will enable us to fund our operations into the fourth quarter of 2025, we have determined that this cash runway of less than 12 months from the date of issuance of our financial statements included in this Quarterly Report on Form 10-Q, along with our accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of our financial statements included in this Quarterly Report on Form 10-Q. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity offerings, collaborations, and other strategic alliances, and, depending on the availability and level of additional financings, cash expenditure reduction, there is no guarantee that we will be successful in these mitigation efforts.

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

Principal Commitments

During the three and nine months ended September 30, 2024, there were no material changes to our contractual obligations and commitments as of December 31, 2023 as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2023 Annual Report.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are required to comply with the continued listing requirements of the Nasdaq Stock Market LLC, or Nasdaq, including, among other things, maintaining a minimum closing bid price of at least $1.00 per share, or shares of our common stock may be subject to delisting, which would have a material adverse effect on our business. Any potential delisting of our common stock could have a material adverse effect on the market for, and liquidity and price of, our common stock and would adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by investors, customers and employees and fewer business development opportunities. Any delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares of our common stock in the public market.

On August 15, 2024, we received a deficiency letter from Nasdaq indicating that we failed to comply with the minimum bid price requirement. Subsequently, on October 18, 2024, we received a letter from Nasdaq notifying us that we had regained compliance with the minimum bid price requirement and were in compliance with the listing requirements. Our common stock will continue to be listed and traded on the Nasdaq Capital Market. However, there can be no assurance that we will be able to continue to comply with the Nasdaq listing requirements.

We have a loan agreement that requires us to meet certain operating covenants and place restrictions on our operating and financial flexibility.

On February 15, 2022, we entered into the Loan Agreement with SVB, as amended in April 2023, which has been assumed by First Citizens Bank, pursuant to which we have borrowed $10.0 million. The outstanding principal amount under the Loan Agreement as of September 30, 2024 is $5.0 million. The Loan Agreement is secured by substantially all of our properties, rights and assets, except for our intellectual property, which is subject to a negative pledge, and certain other customary exclusions. Because of the security interest, First Citizens Bank’s rights to repayment from a liquidation of the assets subject to that security interest would be senior to the rights of other creditors.

The Loan Agreement, as amended, includes customary covenants including covenants requiring us to maintain our corporate existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. As of September 30, 2024, we had unrestricted and unencumbered cash and cash equivalents totaling $32.4 million. Additionally, we are restricted in our ability to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets and agree to a change in control. Upon the occurrence of an event of default, which includes our failure to satisfy our payment obligations under the Loan Agreement, the breach of certain of these covenants under the Loan Agreement such as the covenant to maintain unrestricted and unencumbered cash in an amount equal to the lesser of (i) $20,000,000 and (ii) 100% of the dollar value of our consolidated cash, or the occurrence of a material adverse change in our business, First Citizens Bank is entitled to accelerate amounts due under the Loan Agreement and dispose the collateral as permitted under applicable law. Any declaration by First Citizens Bank of an event of default and its exercise of its remedies in the event of such declaration of an event of default, such as acceleration of the amounts due under the Loan Agreement, would adversely impact the amount of cash we have available to fund our operations, could significantly harm our business and prospects, and could cause the price of our common stock to decline.

For a further description of the Loan Agreement, please refer to Notes 5 and 13 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Resignation of Officer

On November 10, 2024, Anish Suri, Ph.D., notified us of his decision to resign as President and Chief Scientific Officer of the Company, effective as of November 25, 2024, or the Effective Date. On November 14, 2024, we entered into a consulting agreement with Dr. Suri, or the Consulting Agreement, pursuant to which, following the Effective Date, Dr. Suri will assist with the transition of his duties and provide other consulting and advisory services as specified in the Consulting Agreement. We extend our sincere thanks to Dr. Suri for his years of service and for his willingness to continue to assist the Company to ensure a smooth transition.

(c) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
3.1	Amended and Restated Certificate of Incorporation, as amended	X
4.1	Form of Pre-Funded Warrant to Purchase Common Stock		8-K	4.1	9/27/2024	001-38327
4.2	Form of Warrant to Purchase Common Stock		8-K	4.2	9/27/2024	001-38327
10.1	Second Amendment to Loan and Security Agreement, dated October 2, 2024, by and between Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, and Cue Biopharma, Inc.		8-K	10.1	10/4/2024	001-38327
10.2	Director Compensation Policy effective June 5, 2024	X
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS

Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: November 14, 2024	By:	/s/ Daniel R. Passeri

Daniel R. Passeri Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2024	By:	/s/ Kerri-Ann Millar

Kerri-Ann Millar Chief Financial Officer (Principal Financial and Accounting Officer)