Form 10-K
period 2024-12-31
Cue Biopharma, Inc.
filed 2025-03-31
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $59.9 million (based on the closing price of the registrant’s common stock on June 28, 2024 of $1.24 per share).

As of March 27, 2025, the registrant had 61,819,101 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2024. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•
the initiation, timing, progress and results of our ongoing and planned preclinical studies and any future clinical trials and our research and development programs;
•
our estimates regarding expenses, future revenue, capital requirements and need for additional financing;
•
our expectations regarding our ability to fund our projected operating requirements with our existing cash resources and the period in which we expect that such cash resources will enable us to fund such operating requirements;
•
our plans to develop our drug product candidates, including our intention to prioritize our autoimmune programs, including CUE-401 and CUE-501;
•
our plans to pursue third party support through partnerships and collaborations to further develop the CUE-100 series programs, including CUE-101 and CUE-102, as well as CUE-501;
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

PART I

Item 1. Business

Executive Summary

We are a clinical-stage biopharmaceutical company developing precision immunotherapies to treat cancer and autoimmune diseases. Unlike conventional approaches that broadly activate the immune system, our Immuno-STAT™ platform is designed to selectively modulate disease-relevant T cells, enhancing efficacy while minimizing off-target effects. Our lead programs include drug product candidates designed to:

•
CUE-400 series (Autoimmune Diseases): Enhance regulatory T cells (Tregs) with a novel and unique mechanism to not only proliferate but also generate Tregs, and restore immune balance (e.g., CUE-401 for autoimmune condition).
•
CUE-500 series (Targeted Cell Depletion): Redirect antiviral T cells to target eliminate pathogenic cells (e.g., CUE-501 for autoimmune B cell depletion).
•
CUE-100 series (Oncology): Selectively activate tumor-specific T cells (e.g., CUE-101 for HPV+ cancers, CUE-102 for WT-1 expressing cancers).

We aim to leverage our differentiated platform to establish new standards of care, forge strategic partnerships, and accelerate clinical development.

Overview

We are developing a novel class of injectable therapeutics engineered to selectively engage and modulate targeted, disease-relevant T cells. Through our approach, we aim to establish a new standard of care for diseases that cause human suffering and mortality, with an initial focus on cancer and autoimmune disease, by selectively modulating the immune system to restore function and re-establish immune balance. We believe our proprietary Immuno-STAT™ (Selective Targeting and Alteration of T Cells) platform, as described below, will enable us to therapeutically enhance a patient’s own immune system to potentially restore health.

Cancer and autoimmune disease cause immeasurable pain and suffering, shortening the life expectancy of those afflicted and impacting large populations worldwide. There are approximately 20 million new cancer diagnoses worldwide each year with approximately 2 million new cases annually in the United States, or U.S., alone. Of these new cases, approximately 50% will progress to recurrent metastatic disease, ultimately resulting in death. In addition, approximately 4% of the world’s population is diagnosed with an autoimmune disease each year, resulting in approximately 24 million cases annually in the U.S.

A key factor in susceptibility to cancer is inadequate immunity against malignant cancer cells and inversely, autoimmune disease is caused by excessive immune activation against self-tissue. T cells are central to enhancing tumor-immunity as well as maintaining tolerance against self-tissue antigens and are regulated with a highly selective “command and control” instruction process through interactions with antigen-presenting cells, or APCs. We have designed and engineered our Immuno-STAT platform to mimic nature’s “command and control” system to restore immune balance.

Immuno-STAT Platform for Restoration of Immune Balance

The immune system’s specificity of T cell engagement is achieved through the T cell receptor, or TCR, binding to a highly specific, targeted peptide segment, referred to as an “epitope”. The epitope is presented by a specialized protein scaffold, referred to as HLA molecules, present on the surface of APCs. TCR engagement along with “command” secondary signals, such as interleukin 2, or IL-2, transforming growth factor beta, or TGF-β, PD-1, determines the activation state and effector function of T cells. For example, IL-2 signals result in potent activation of CD8+ T cells into killer T cells in cancer, while other signals may differentiate T cells into regulatory T cells, or Tregs, to suppress autoimmunity. These “cues”, or signals, when engaged at the same time, as is the case with our Immuno-STATs, are able to “dial-in” selective activation of targeted tumor-specific T cells to attack cancer while avoiding potentially harmful broad immune activation of T cells. Conversely, in autoimmunity, our autoimmune drug product candidates are designed to deploy signals to generate Tregs to selectively inhibit, or dampen, autoreactive T cells while avoiding broad immune suppression that can increase susceptibility to other diseases. It is through the specificity of the TCR and the simultaneous delivery of “co-stimulatory” signals that we aim to “command and control” disease-relevant T cells with necessary precision for the treatment of cancer and autoimmune disease. We have generated supportive clinical data with our CUE-100 series, namely CUE-101 in HPV+ head and neck cancer and CUE-102 in Wilms’ tumor 1 protein, or WT1, expressing cancers, as well as preclinical data supporting the advancement of our CUE-400 and CUE-500 series for autoimmune disease. We believe our Immuno-STAT platform has the potential to develop drug product candidates with the potential of becoming new standards of care in the treatment of cancer and autoimmune disease. The graphic below summarizes the pipeline of assets that we have in development for restoration of immune balance.

Immuno-STAT Platform Pipeline of Assets for Restoration of Immune Balance

The Immuno-STAT framework is engineered to be highly flexible and modular, potentially enabling us to deploy the same or similar core functional elements to restore immune balance across diverse therapeutic approaches. In the case of oncology, Immuno-STATs are designed to selectively engage and activate tumor-specific T cells while avoiding systemic immune activation. In contrast, for autoimmune diseases, CUE-401 has been designed to induce and proliferate Tregs to selectively down regulate autoreactive T cells, referred to as Teff cells, while avoiding broad immuno-suppression.

In oncology, we have observed in our Phase 1 clinical trials that our CUE-100 series selectively delivered a cancer protein-specific TCR that activated a signal along with an IL-2 variant cytokine to preferentially activate and proliferate tumor-specific T cells while sparing all other irrelevant T cells.

In autoimmune, we have developed novel approaches to restoring immune balance and health. CUE-401 is a novel bispecific composed of a masked, attenuated TGF-β with an IL-2 attenuated variant that together has demonstrated preclinically the ability to potently stimulate the generation and proliferation of Tregs. The masking of TGF-β enables the drug to have a biased, or “conditional” binding to immune cells having both the IL-2 receptor, as well as the TGF-β receptors, enabling concurrent, conditional signaling. In autoimmune disease, Tregs are the master regulators of maintaining immune homeostasis, or “balance” and health. Teff cells are reactive against “self” proteins and foster inflammation and induce chronic tissue damage. Tregs are important to maintaining “immune balance” in that they possess the ability to dampen and control the Teff cells. CUE-401 has been specifically engineered and designed to foster Treg control by proliferating existing natural regulatory T cells, or nTregs, that develop in the thymus as well as inducing new Tregs, or iTregs, and reducing the number of inflammatory Teff cells, thereby restoring the essential Treg/Teff balance. As such, we believe that CUE-401 represents a novel approach to selectively induce and expand Tregs with the potential to provide superior therapeutic effects for the treatment for chronic autoimmune diseases.

In addition to CUE-401, we have also developed the CUE-500 series to enable T cell-mediated depletion of pathogenic cell types. We believe these biologics have the potential to achieve immune balance in autoimmune patients and are significantly differentiated from other competing approaches such as antibody drug conjugates, or ADCs, pan-T cell engagers. IL-2 muteins, TNFR2 agonists, or CAR-T therapies. The CUE-500 series represents a novel approach to selectively target disease-causing cells and redirect existing anti-viral memory T cells to targeted disease-causing cells and deplete these cells. From this series, CUE-501 is being specifically developed to target and deplete autoimmune disease-causing B cells, an effective therapeutic objective which has been validated by others through the ablation of B cells with CAR-T and bispecific T cell engager therapies with pan-T cell activation. Targeted B cell depletion is widely recognized in the industry as a clinically validated and important approach for the treatment of B cell mediated autoimmune and inflammatory diseases, such as Lupus. We believe the preclinical data generated to date for the CUE-401 and the CUE-500 series demonstrates clear evidence of the intended mechanistic effect of these novel approaches for the potential treatment of autoimmune disease, and each represent potential breakthrough therapeutic opportunities for significant patient populations.

Immuno-STAT Platform for Oncology: CUE-100 Series-Combining TCR and IL-2 to Selectively Target Cancer

Historically, we have primarily focused our resources on the development of our CUE-100 series for oncology, namely the CUE-101 and CUE-102 drug product candidates, which are representative of our approach to selectively activate targeted CD8+ T cells against cancer. Although we are prioritizing CUE-401 and CUE-501, we are currently continuing to treat and monitor patients in a Phase 1b open-label expansion study investigating CUE-101 in the treatment of HPV+ recurrent metastatic, or R/M, head and neck squamous cell carcinoma, or HNSCC, in second line, or 2L, and beyond patients as a monotherapy. We are also conducting a Phase 1b clinical trial investigating CUE-101 in the treatment of HNSCC, as a first line, or 1L, therapy in combination with standard of care KEYTRUDA. We are also currently continuing to monitor patients in a Phase 1b clinical trial of CUE-102 as a monotherapy in late line R/M WT1+ colorectal, gastric, ovarian, and pancreatic cancer.

The figure below depicts our CUE-100 series Immuno-STAT platform for selectively expanding tumor-specific T cells by building upon nature’s “cues” for selective T cell engagement and activation.

CUE-100 Series Potential Best-in-Class IL-2 Based T Cell Engager

The data from the CUE-101 and CUE-102 clinical trials has demonstrated clinical evidence of targeted activation and expansion of T cells with the specific TCR for the selected cancer-epitope, e.g., HPV E7 epitope for HPV+ R/M HNSCC, in the case of CUE-101, and WT1 epitope for cancers expressing WT1, such as ovarian, gastric, colorectal and pancreatic cancer, in the case of CUE-102. Activation and expansion of the targeted T cell populations have been demonstrated in patients from both the Phase 1b clinical trial for CUE-101 and the Phase 1b clinical trial for CUE-102, and a notable increase in median overall survival, or mOS, has been observed in the maturing clinical data with CUE-101. We have also observed an increased survival trend with the emerging CUE-102 Phase 1b clinical data.

CUE-100 Series Maturing Clinical Trial Data Shows Notable Increase in Survival

In our Phase 1 clinical trial for CUE-101 as a monotherapy, we have observed prolonged survival in patients with advanced R/M HNSCC. Notably, and as shown in the above figure, the median overall survival, or mOS, of 2L+ patients treated at monotherapy doses greater than 1mg/kg is 20.8 months, which compares favorably to the historical third-party mOS data of 8.4 months with KEYTRUDA and 7.5 months with OPDIVO in the 2L setting. As shown in the left graph above, patients treated with higher dose levels (> 2 mg/kg) of CUE-101 exhibited greater mOS compared to patients from the same clinical trial that were treated with lower dose levels (< 1 mg/kg) of CUE-101. We believe this survival data is due to the repeated stimulation and expansion of tumor-specific T cells given the mechanism of action of CUE-101 especially in the tumor microenvironment. Having demonstrated in clinical trials the selective activation and expansion of tumor-specific T cells by the Immuno-STAT platform in patients fighting cancer, we are now seeking strategic partnerships to continue clinical development and move these drug product candidates towards a potential registration path.

As shown in the figure below, the data from our CUE-101 Phase 1b clinical trial investigating CUE-101 in combination with standard of care pembrolizumab (Keytruda), continues to mature with a mOS of 21.8 months and a 12-month landmark survival of 87.5% as of February 17, 2025. We believe these results appear favorable compared with the historical pembrolizumab mOS of 12.3 months. Also of importance is the observation of a 46% objective response rate, or ORR, for the combination treatment of CUE-101 and pembrolizumab compared to a 19% ORR for pembrolizumab alone from historic data.

Median Overall Survival of CUE-101 (4mg/kg) and Pembrolizumab

In our Phase 1 clinical trial for CUE-102 as a monotherapy for treating WT-1 expressing tumors, including colorectal, gastric, pancreatic and ovarian, we have observed evidence of WT-1 specific T cell proliferation as shown in the figure below. Importantly, as the data continues to mature, we have observed what appears to be a trend of enhanced survival in colorectal cancer and pancreatic cancer patients, where the number of enrolled patients allows for a possible pattern to be observed. We have also observed reductions in tumor burden in patients with pancreatic, gastric, and ovarian cancer.

Selective Expansion of WT1-Specific T Cells Demonstrated in Patients Treated with CUE-102

We continue to monitor and assess the maturing clinical data and believe it continues to strengthen and enhance the potential of establishing a third-party partnership to further develop this promising approach for addressing the pressing need for more effective and well tolerated cancer therapeutics.

As previously announced, we are strategically prioritizing CUE-401 and the CUE-500 series, including CUE-501. We believe these programs represent near-term value creation opportunities for our shareholders and have the potential to be innovations providing transformative therapies, with large, underserved market opportunities.

Immuno-STAT Platform for Autoimmune Disease: CUE-400 Series-Combining a Masked TGF-b and IL-2 to Potentially Transform the Treatment of Autoimmune Diseases

Recently we have observed significant focus within the pharmaceutical industry to identify approaches that target and foster Tregs for more effective therapeutic intervention and management of autoimmune disease. It is well established that TGF-β exerts direct suppressive effects on multiple immune cells, including inhibition of the cytotoxic activity of CD8+ T cells, CD4+ T cells, and NK cells, and enhances the functionality of Tregs, which are a critical immunosuppressive population essential for maintaining immune balance. We prioritized our autoimmune disease assets due to the pressing need for more effective therapies in autoimmune disease, coupled with our observations from the preclinical data generated with our CUE-401 program, which is specifically designed to foster the immunosuppressive features of TGF-β with the complimentary/ synergistic properties of Il-2.

We believe that CUE-401 is a novel approach to not only expand existing Tregs, but also to significantly induce and expand antigen specific Tregs for regulating disease causing autoreactive Teff cells. IL-2 and TGF- β are known to be important signals for promoting expansion and stabilization of existing Tregs in the body, as well as naïve CD4+ T cells undergoing activation resulting in the stable induction of the Foxp3 promoter, present in Tregs. CUE-401 was designed to incorporate the same attenuated IL-2 variant that has been derisked by our CUE-100 series candidates, CUE-101 and CUE-102, as well as a unique and novel, masked TGF-β variant, designed by structure-guided engineering for conditional activation.

CUE-401 Novel and Unique Bi-specific

Fc Backbone

Allows for simultaneous delivery of both IL-2 and TFG-β, along with ease of manufacturability.

Mask

IL-2 Variant

Affinity attenuated
Same as in CUE-100 series

TGF-β Variant

Affinity attenuated
Improved safety and manufacturability

The mechanism of action of CUE-401, as illustrated below, is significantly differentiated from IL-2 muteins and TNFR2 agonists, providing a unique opportunity to harness the full potential of Treg differentiation and expansion with the qualitative advantages of iTregs.

CUE-401 Differentiated Mechanism of Action

T regs act directly on autoreactive T cells, to suppress their activation, proliferation and function, which includes secretion of cytokines known to play an important role in multiple autoimmune diseases. Unlike drugs that only target one predominant cytokine pathway, IL-17 for example, Tregs suppress Teff cell responses of diverse phenotypes, including Th1, Th2 and Th17 responses, which are distinct subsets of T helper cells that underlie autoimmune disease progression. In addition to direct effects on Teff cells, Tregs act on key additional immune compartments to inhibit and resolve self-reactivity and inflammation. Furthermore, Tregs regulate myeloid derived immune cell populations, including macrophages and dendritic cells, which drive inflammation through antigen presentation, cytokine production and T cell stimulation. Given these diverse effects, Tregs represent a promising therapeutics approach for the modulation of inflammation and autoimmune disease.

The graphic below highlights the unique and differentiated mechanism of action of CUE-401 as compared to CD25-biased IL-2 muteins, selectively designed for expansion of existing Tregs. As shown below, CUE-401 has shown in preclinical studies that it expanded pre-existing nTregs, as well as converted naïve CD4+ T cells and Teff cells into new Tregs, thereby enhancing the quantitative and qualitative population of Tregs available to control the pathogenic cellular reactions in autoimmune patients and maintain a state of immune balance. The conversion of self-reactive CD4+ T cells into Foxp3-positive Tregs, a specialized subset of CD4+ T cells, decreases the number of pathogenic, autoreactive Teff cells and may also generate antigen-specific Tregs that have enhanced suppressive function.

CUE-401 Designed to be Mechanistically Differentiated from IL-2 Muteins

To date, we have made significant progress in the development of CUE-401, including the identification of a lead candidate and initiation of Investigational New Drug, or IND, enabling studies. Preclinical data generated in our labs, as well as in collaboration with Dr. Richard DiPaolo of St. Louis University, supports the premise that CUE-401 selectively expands and induces Tregs (both nTregs and iTregs) that are functionally suppressive and stable. The data shown in the left graph below demonstrated dose-dependent iTreg induction in primary human T cells in a mixed lymphocyte reaction, or MLR, in the presence of CUE-401 treatment. In contrast, treatment of the same T cell MLR with a CD25-biased IL-2 mutein did not result in the generation of iTregs, consistent with the known literature that both IL-2 and TGF-β signals are required for this effect. Further demonstration of this mechanism is shown in the right graph below, where treatment of human T cell MLRs with only the IL-2 or TGF-β domains of CUE-401 did not result in generation of a substantial population of iTregs. In contrast, treatment with the full CUE-401 molecule, containing both the IL-2 and TGF-β domains, demonstrated the generation of a robust population of FOXP3+ iTregs from these primary human T cells.

CUE-401 Preclinical Demonstration of Inducible Treg Expansion from Teff Cells

In vivo experiments in mice further demonstrated that treatment with CUE-401 resulted in a significant increase in the frequency of Tregs, as did treatment with IL-2 complexes (a mimic of CD25-biased IL-2; see left graph below). Importantly, treatment with IL-2 complexes also resulted in increased proliferation of Teff cells, while CUE-401 treatment selectively increased Treg frequency without increasing Teff cell proliferation. Teff cells upregulate expression of CD25, the high affinity receptor of IL-2, thus CD25-biased forms of IL-2 can result in stimulation of activated Teff cells, which in the case of autoimmune disease may be the self-reactive Teff cells that are promoting disease. The selectivity of CUE-401 to avoid stimulation of Teff cells and possibly convert Teff cells to iTregs we believe is a competitive advantage of the CUE-401 molecular design.

The expanded Tregs resulting from CUE-401 treatment demonstrated to be functionally suppressive and maintained a stable phenotype, as evidenced by Foxp3+ demethylation, whereby CUE-401 treatment also suppressed the expansion of self-reactive Teff cells in a T cell transfer model of autoimmune gastritis. As shown in the vehicle treated control mice in the figures below, transfer of Treg-depleted T cells into immunocompromised mice in this model resulted in the development of autoimmune gastritis over approximately 9 weeks, where the gastric lining of these mice exhibited histopathological evidence of disease and self-reactive Teff cells were activated and expanded in the gastric lymph node and infiltrated the gastric lining of the stomach. In contrast, treatment of this model with two doses of CUE-401 (Days 1 and 14) resulted in prolonged and durable suppression of Teff self-reactive T cells and significantly reduced pathological evidence of disease in the stomachs of treated mice. The representative histopathology images below and the compiled gastritis pathology scores demonstrate significant, long-term protection from tissue destruction in mice treated with CUE-401.

CUE-401 Reduced Pathologic Autoimmune Teff Cells While Normalizing Histopathologic Gastritis Scores

We have conducted additional preclinical studies to characterize the pharmacokinetics, pharmacodynamics, and tolerability of CUE-401 across multiple animal species providing insights towards potential translation to human clinical studies. These preclinical results, along with advances in the manufacturing of CUE-401, have derisked the development of this asset and identified the lead candidate molecule. Scale-up manufacturing and other IND-enabling studies are ongoing.

Immuno-STAT Platform for Autoimmune Disease: CUE-500 Series- Exploiting the Natural Anti-viral T Cell Repertoire Against Targeted Tissue

In addition to CUE-401, we are also developing the CUE-500 series for the selective targeting and depletion of pathogenic immune cells with the potential to reset the immune system, which could have the potential to offer more durable and better tolerated therapeutic responses.

We are advancing our CUE-500 series of Immuno-STAT molecules for the depletion of disease-relevant pathogenic cell types. CUE-501 has been specifically designed for the treatment of autoimmune disease via anti-viral T cell-mediated depletion of B cells. We aim to establish a near-term third party development partnership to further pursue this lead program from our CUE-500 series of Immuno-STATs.

The therapeutic concept of the CUE-500 series, as summarized below, builds upon the clinical de-risking accomplished with the CUE-100 series, where the shared constant is the presence of a bivalent peptide-HLA molecule that is designed to selectively engage TCRs of selected T cell populations. Whereas CUE-100 series Immuno-STATs are engineered to selectively engage tumor-specific T cells, in the case of the CUE-500 series, the peptide presented by the HLA is a well characterized virus epitope recognized by virus-specific memory T cells that are present in high frequencies due to our repeated exposures to common viral diseases. Examples of such common viral epitopes would include CMV, EBV, and SARS-CoV-2, each of which are well known to elicit long-lived memory cytotoxic T cells that continually survey our bodies to protect against future exposures to these viruses. In addition to these viral peptide-HLA complexes, each CUE-500 series molecule also contains antibody binding domains directed against unique target proteins expressed on the surface of disease-relevant pathogenic cells. This molecular configuration is designed to allow for CUE-500 molecules to bind target pathologic cells, or “paint” the surface of these cells, making these cells appear as virally infected cells by presenting the viral peptide-HLA complexes that are recognized by naturally occurring virus-specific killer T cells. These targeted pathologic cells can then be recognized and destroyed by our protective anti-viral memory T cell repertoire.

CUE-501 Opportunity for Redirected T Cell Killing

1
CUE-501 binds to B cells ***via scFv***
B
B
B
B
VST
VST
CUE-501 ISTs
2
Virus-specific T cells (VSTs) recognize B cells ***via TCRs***
VST
B
cytolysis
VST
3
VST-mediated B cell depletion

Recently published datasets from small third-party clinical trials have demonstrated evidence of clinical activity in autoimmune patients treated with CAR-T cells and bispecific T cell engagers directed against CD19 for T cell-mediated depletion of B cells, providing strong mechanistic evidence for the superiority of T cell-mediated B cell depletion versus prior approaches with antibody-dependent B cell depletion (such as anti-CD19, anti-CD20 monoclonal antibodies). In many cases, from these third-party clinical trials, long-term ongoing clinical remissions have been noted in patients with lupus and myositis with no concurrent immunosuppressive regimens, which could be early signals of functional cures. However, both of these therapeutic approaches have also exhibited significant safety and tolerability limitations as observed in oncology patients, including cytokine release syndrome, or CRS, and deployment of cellular therapies are in general constrained by a number of challenges associated with manufacturing, logistics, and patient preconditioning requirements.

We see potential for CUE-501, the first asset in our novel CUE-500 series, to enable virus-specific T cell mediated killing of B cells, akin to what CAR-T cellular therapies do, and potentially achieve equivalent B cell killing benefits as an off-the-shelf biologic with a more favorable tolerability profile. This novel mechanism of action is depicted below with an example of a CUE-501 molecule enabling cytomegalovirus-specific T cells, or CMV T cells, to kill primary human B cells. It is well known that CMV-specific T cells are a significant proportion of the protective anti-viral T cell repertoire and are present in a large portion of the population. This mechanism of natural target recognition via TCRs is of similar sensitivity, if not higher, compared to how a CAR-T cell recognizes its targets via the CAR domain.

In contrast to CAR-T and bispecific T cell engager approaches, CUE-501 was designed to selectively deplete B cells while reducing the risk of CRS by stimulating only a select population of naturally occurring anti-viral T cells. Preclinical evidence for this selective and unique mechanism of action is shown below. As shown in the upper figure above, CUE-501 demonstrated the capacity to deplete CD19 positive B cells from human PBMCs to a similar extent as a CD3-bispecific T cell engager, but in the case of CUE-501, the killing of B cells was specifically mediated by the engagement of only CMV-specific T cells. This specificity of T cell engagement is demonstrated by the lack of killing observed following exposure to a CUE-500 molecule that is identical to CUE-501 except for the presentation of an HIV peptide instead of a CMV peptide. Since HIV-specific T cells are not present in PBMCs of healthy donors, a CUE-500 molecule targeting HIV-specific T cells is not able to cause redirected killing of B cells. While CUE-501 resulted in comparable B cell killing to a CD3-based, pan-T cell engager, the lower panels of this figure show that the bispecific T cell engager also caused significant release of inflammatory cytokines involved in CRS (i.e. interferon gamma, or IFN-g, and tumor necrosis factor alpha, or TNF-a) while CUE-501 did not. This finding suggests that the risk of CRS in patients treated with CUE-501 may be reduced and may provide an advantage over other currently investigated T cell-mediated mechanisms of B cell depletion.

CUE-501 Designed to Direct Selective Memory T Cells to Deplete B Cells to Address Autoimmune and Inflammatory Disease

CUE-501 Avoids Cytokine Release While Maintaining Efficacy

CUE-501 (CMV)
Vehicle
anti-CD19/CD3 Bispecific
% of killed B cells (vs. control)
100
80
60
40
20
0
-20
-8
-6
-4
-2
0
2
4
log [nM]
IFNγ (pro-inflammatory marker)
pg/mL
1500
1000
500
0
log [nM]
TNFα (pro-inflammatory marker)
40
30
20
10
0
log [nM]

We believe that our CUE-500 series is capable of selectively redirecting prevalent and naturally occurring anti-viral killer T cells to mediate depletion of pathogenic cell types while avoiding the systemic indiscriminate engagement and activation of T cells. The CUE-500 series is designed with what we believe to be a superior differentiation of the mechanism of action as compared to other competing modalities for target cell depletion, including CAR-T cellular therapy and pan-T cell engagers, including CD3 bi-specifics.

CAR-T approaches face complex manufacturing and supply chains challenge for broad access, as well as patient conditioning regimens, in-patient administration and safety risks including CRS and neurotoxicity that continue to pose challenges. Pan T cell engagers that non-selectively activate T cells via anti-CD3 or CD28 crosslinking are also not favorable for autoimmune applications. These modalities activate all T cells indiscriminately, potentially resulting in CRS and other toxicities, and we believe therefore may be unsuitable for autoimmune patients. In addition, they pose the risk of further activating and propagating self-reactive T cells that may exacerbate the underlying autoimmune disease. In contrast to these modalities, the CUE-500 series is designed to offer a potential solution for selectively exploiting the long-lasting anti-viral memory T cells to drive pathogenic cell depletion. This off-the-shelf approach therefore offers the potential to achieve CAR-T-like efficacy while avoiding the challenges associated with cell therapy modalities.

Due to its modularity, we believe that the CUE-500 series has therapeutic potential across multiple therapeutic areas. The mode of redirecting a defined population of already existing anti-viral T cells may apply to many pathogenic cell types readily addressed by swapping different cell-targeting antibody domains into the CUE-500 series framework. Lead candidate selection studies are underway for CUE-501, for which we aim to establish a near-term third party partnership to further pursue this preclinical lead program.

As an innovative protein engineering company we aim to fully exploit the modular nature of the Immuno-STAT platform. Building off the design and development of the CUE-100 series associated with demonstrable clinical benefit in clinical trials, we have developed CUE-401 and the CUE-500 series. CUE-401, a potentially first-in-class, masked TGF-β and IL-2v bispecific, incorporates the same IL-2v from our CUE-100 series and offers an opportunity for conversion of antigen-specific Tregs, which have been shown to be more effective at controlling autoreactive T cells, a primary cause of autoimmune disease. The CUE-500 series takes advantage of the peptide-HLA-Fc components of the CUE-100 series to enable targeted cellular depletion in both oncology and immunology. The modularity of the CUE-500 series allows us to utilize the same core framework to target many cell types, including pathogenic immune cells in autoimmune disorders or cancer cells for oncology, thus providing significant efficiencies for the development of additional candidates from this series.

Immuno-STAT Platform a Series of Next Generation Targeted Therapeutic Candidates

Our Business Strategy

Our approach to developing precision immunotherapies has yielded a growing portfolio of novel proteins, addressing multiple unmet needs across autoimmune disease and cancer. We believe that our science is derisked with clinical tolerability and activity from our Phase 1 clinical trials of CUE-101 and CUE-102, with the potential for significant potential market opportunities. As a result of our insights and learnings from our growing body of supportive data, we believe our corresponding strategic plans have us well positioned for optimizing shareholder value. Our pipeline of drug product candidates and programs aims to address significant unmet medical needs for treating serious, life-threatening diseases. To achieve our objectives, we are focused on the following strategy:

Exploring strategic options for our CUE-100 series in oncology, as our clinical data continues to mature

•
Continue to assess maturing clinical data to further the potential of establishing strategic development partnerships.
•
Fully exploit the potential for the CUE-100 series, e.g. CUE-101 and CUE-102, to address the challenges confronting adoptive cellular therapy, e.g. CAR-T and TCR-T, by enabling durability and persistence.

Optimizing shareholder value by advancing our autoimmune portfolio

•
Further position the CUE-401 program as a potentially disruptive, high value opportunity with the potential to address multiple major indications. We believe CUE-401 has the potential to become a new standard of care in the treatment of autoimmune disease.
•
The preclinical candidates in our CUE-500 series are precision immune therapeutics, designed to redirect anti-viral killer T cells to eradicate pathogenic cells. By pairing a target cell with a virus-specific epitope, anti-viral killer T cells may be redirected to attack and destroy pathogenic cells. The potential applicability of the CUE-500 series across multiple cell types and indications in both autoimmune and oncology represents an opportunity for strategic collaborations to further advance and validate this novel approach to address multiple high value indications.

We are actively pursuing strategic options, including collaborations across our pipeline. We are seeking development and commercialization partners for our oncology assets, CUE-101 and CUE-102. We are preparing CUE-401 for an IND filing in the third quarter of 2026 with the prospects of early clinical data providing validation of its potential breakthrough mechanism of action. For CUE-501, we intend to establish a third-party partnership to advance the preclinical program, which leverages clinically validated mechanisms for B cell depletion, such as CAR-T or CD3 bispecifics, but with the potential for a more favorable safety profile compared to CAR-T or CD3 bispecifics.

Our License Agreement with Einstein

On January 14, 2015, or the Effective Date, we entered into a license agreement, as amended and restated on July 31, 2017 and as further amended on October 30, 2018 and January 13, 2024, or the Einstein License, with Albert Einstein College of Medicine, or Einstein, for certain patent rights, or the Patents, relating to our core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. We hold an exclusive worldwide license, with the right to sublicense, import, make, have made, use, provide, offer to sell, and sell all products, processes and services that use the Patents, including certain technology received from Einstein related thereto, which we refer to as the Licensed Products.

The Einstein License is a royalty-bearing license obligating us to pay a percentage of proceeds received from sales of categories of Licensed Products at low single digit rates. We have also agreed to share a portion of our proceeds that we derive from other agreements, like sublicense agreements, that we may enter into relating to the Licensed Products. The percentage of such proceeds that we are required to pay Einstein ranges from the low to mid-teens, depending on how far we have developed a Licensed Product before we enter into an agreement relating to the Licensed Product. These percentages are reduced for sales of Licensed Products in countries where a competing product exists and for products or services involving the use or incorporation of technology received from Einstein relating to synapse for targeted T cell activation molecules, receptor ligand identification or platforms for T cell monitoring. In addition to our obligation to pay royalties based upon a percentage of proceeds from sales of Licensed Products, we have also agreed to pay Einstein annual maintenance fees. The maintenance payments are non-refundable, but are creditable against any royalty payments we pay under the Einstein License. For the year ended December 31, 2024, there were no payments related to Einstein license maintenance fees under the Einstein License, as they were creditable against actual payments owed to Einstein during the twelve-month period.

Under the Einstein License, we are also obligated to make milestone payments corresponding to: (i) approval of the first IND by the FDA or foreign equivalent for a Licensed Product; (ii) approval of any subsequent IND application or foreign equivalent for a “new indication” for a Licensed Product; (iii) initiation of Phase 2 clinical trials or foreign equivalent on a Licensed Product; (iv) initiation of Phase 2 clinical trials or foreign equivalent for a “new indication” for a Licensed Product; (v) initiation of Phase 3 clinical trials or foreign equivalent on a Licensed Product; (vi) initiation of Phase 3 clinical trials or foreign equivalent for a “new indication” for a Licensed Product; (vii) the first commercial sale of a Licensed Product; (viii) the first commercial sale of each “new indication” for one of our previously approved Licensed Products; and (ix) cumulative sales of certain Licensed Products reaching certain threshold amounts. The aggregate amount of milestone payments made under the Einstein License may equal up to $1.85 million for each Licensed Product and up to $1.85 million for each new indication of a Licensed Product. Additionally, the aggregate amount of one-time milestone payments based on cumulative sales of all Licensed Products may equal up to $5.75 million. At December 31, 2024, we have made payments totaling $1.2 million since inception with respect to achievement of these milestones.

In addition to our obligations to make the cash payments to Einstein described above, under the Einstein License we issued Einstein 671,572 shares of our Common Stock immediately prior to completion of the initial public offering of our common stock completed on December 27, 2017.

The Einstein License expires upon the expiration of our last obligation to make royalty payments to Einstein, which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. Under the Einstein License, we will be obligated to make royalty payments to Einstein, with respect to certain Licensed Products, for the longer of 15 years from the first sale of such products in each country or for the duration of any market exclusivity period granted by a regulatory agency for such product and, with respect to certain Licensed Products sold by sublicensees, the longer of 10 years from the first sale of such products in each country or for so long as the sublicensee agrees to pay royalties on such products. We have the right to terminate the Einstein License at any time upon 60 days’ written notice to Einstein; provided, however, that we will lose intellectual property rights related to the Patents if we choose to terminate the Einstein License in this manner. Each party has the right to terminate the Einstein License if the other party is in default or breach of any condition of the Einstein License with a right to cure any such breach within 60 days from receipt of notice of such default or breach, unless the other party has disputed the alleged breach in good faith. Either party can also terminate the Einstein License if the other party voluntarily files for bankruptcy or other similar insolvency proceedings, makes a general assignment for the benefit of creditors, or is the subject of an involuntary bankruptcy petition that is not dismissed within 90 days. If we fail to pay any sum that is due and payable to Einstein within 30 days after receiving written notice of our default from Einstein, then Einstein has the option of terminating the Einstein License unless we pay within 45 days of such notice all delinquent sums with interest.

The Einstein License also obligates us to meet certain due diligence requirements, or the Diligence Milestones, as follows:

•
update our research and development plan annually;
•
initiate Phase 1 clinical trials on a Licensed Product within a number of years from the Effective Date;
•
initiate Phase 2 clinical trials on a Licensed Product within a number of years from the Effective Date;
•
initiate Phase 3 clinical trials on a Licensed Product or an FDA approved clinical trial designed to support a biologics license application, or BLA, within a number of years from the Effective Date;
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

Our Collaboration Agreement with LG Chem

On November 6, 2018, we entered into a Collaboration, License and Option Agreement, or the LG Chem Collaboration Agreement, with LG Chem Ltd., or LG Chem, pertaining to the development of CUE-101 and CUE-102 Immuno-STATs in Australia and in certain countries in Asia, or the LG Chem Territory.

In furtherance of pursuing strategic options pertaining to CUE-101, on March 11, 2025, we regained our rights to the CUE-101 program which had previously been licensed to LG Chem.

LG Chem continues to maintain its interest and rights in the CUE-102 program, targeting WT1 expressing cancers, pursuant to the LG Chem Collaboration Agreement. See discussion of the LG Chem Collaboration Agreement in Note 10 to our consolidated financial statements appearing elsewhere in this Form 10-K.

Our Collaboration and Option Agreement with Ono

Effective March 6, 2025, we regained worldwide development and commercialization rights for CUE-401, which had previously been licensed to Ono Pharmaceutical pursuant to a Collaboration and Option Agreement entered into in February 2023. We are excited to progress CUE-401 through preclinical development and into the clinic.

CUE-401 is currently in IND-enabling studies and we plan to file an IND in the third quarter of 2026. It is our hypothesis that early clinical evidence could demonstrate a mechanistic competitive advantage and may potentially position

CUE-401 as a new standard of care. We intend to disclose CUE-401 preclinical data in the near future. See discussion of the Collaboration and Option Agreement in Note 10 to our consolidated financial statements appearing elsewhere in this Form 10-K.

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

As of December 31, 2024, we owned or had licensed 145 issued patents (including 30 issued U.S. patents), 379 pending patent applications (including 79 in the U.S.), 9 pending U.S. provisional patent applications, 18 pending PCT (international) applications, and 282 pending foreign patent applications.

Our patent applications describe certain features of our technologies, including our Immuno-STAT platform, our Neo-STAT platform, CAR-T and ex-vivo applications of our Immuno-STAT platform, our RDI-STAT platform, our CUE-300 Series platform, including CUE-301, our CUE-400 Series platform, including CUE-401, as well as specific biologic molecules, drug product candidates and methods of treatment using our Immuno-STATs. In addition, we have pending applications that cover CUE-501 and the CUE-500 series and their use in oncology and autoimmune indications. We plan to spend considerable resources and focus in the future on obtaining U.S. and foreign patents. We have and will continue to actively protect our intellectual property. No assurances can be given that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. In addition, any issued patents may be contested, circumvented, found unenforceable or invalid, and we may not be able to successfully enforce our patent rights against third parties. No assurance can be given that others will not independently develop a similar or competing technology or design around any patents that may be issued to us. We intend to expand our international operations in the future and our patent portfolio, copyright, trademark and trade secret protections may not be available or may be limited in foreign countries.

Each of our patents, if and when granted, will generally have a term of 20 years from its respective U.S. or international non-provisional priority filing date, subject to available extensions. They are thus set to expire no earlier than dates ranging from 2033 to 2045, although patents that specifically cover our drug product candidates will expire no earlier than December 2037, subject to available extensions.

Competition

Our Immuno-STAT platform offers a differentiated approach by targeting disease-relevant T cells without inducing systemic toxicity seen in traditional immunotherapies. While we believe that our drug product candidates, technology, knowledge and experience provide us with significant competitive advantages, we face competition from established and emerging pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others, who may have drug product candidates in further stages of development than ours.

Autoimmune Competition

We compete with other companies working to develop cytokines to restore immune balance, as well as those developing other therapeutic modalities, including monoclonal antibodies, bi-specific antibodies, cell therapies, and vaccines with application in treating patients living with autoimmune disease. Potential competitors in the cytokine-based therapy space include Amgen, Bristol-Myers Squibb, Merck & Co., Nektar Therapeutics, Sanofi S.A., TRex Bio, and RegCell. In the regulatory T cell therapies space, potential competitors include Abata Therapeutics, Coya Therapeutics, Quell Therapeutics, Sangamo Therapeutics, and Sonoma Biotherapeutics.

We believe that our approach provides us with a superior competitive advantage and differentiation, with a potentially first-in-class, masked TGF-b and IL-2v designed to address the underlying mechanism of disease by rebalancing the Treg and effector cell ratio.

Oncology Competition

We compete with other companies working to develop cytokines as cancer immunotherapies, as well as those developing other immunotherapeutic modalities, including monoclonal antibodies, bi-specific antibodies, antibody-drug conjugates, cell therapies, oncolytic viruses, and vaccines with application in treating patients living with cancer. Potential competitors in the cytokine-based therapy space include Asher Bio, Aulos Bio, BioNTech SE, Medicenna Therapeutics, Moderna, Inc., Mural Oncology, Roche Holding AG, Synthekine, Werewolf Therapeutics, and Xilio Therapeutics. In the cell therapy space, potential competitors include Adaptimmune Therapeutics, Bristol-Myers Squibb, Iovance Biotherapeutics, Gilead Sciences, Janssen Pharmaceuticals, and Novartis AG. In the checkpoint inhibitor, or CPI, space, potential competitors include AstraZeneca, Bristol-Myers Squibb, Merck & Co., and Roche Holding AG.

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

Government Regulation and Licensure of Products

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, or EU, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post‑approval monitoring and reporting, and import and export of pharmaceutical products, including biological products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources and may have a significant impact on our business.

Licensure and Regulation of Biologics in the United States

In the United States, our drug product candidates are regulated as biological products, or biologics, under the Public Health Service Act, or the PHSA, and the Federal Food, Drug and Cosmetic Act, or the FDCA, and their implementing regulations and guidance. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. The failure to comply with the applicable U.S. requirements at any time during the product development process, including non‑clinical testing, clinical testing, the approval process or post‑approval process, may subject a sponsor to delays in the conduct of the study, regulatory review and approval, and/or administrative or judicial sanctions. A sponsor seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

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
•
preparation and submission to the FDA of a BLA for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;
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
•
payment of substantial application and program fees pursuant to the Prescription Drug User Free Act, or PDUFA;
•
securing FDA approval of the BLA and licensure of the new biologic product allowing marketing in the United States for particular indications and under certain conditions; and
•
compliance with any post‑approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post‑approval studies required by the FDA.

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

Each clinical trial must be reviewed and approved by an IRB either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, the safety of human subjects, and the possible liability of the institution. An IRB must operate in compliance with FDA regulations. The IRB or the clinical trial sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent.

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data monitoring committee, or DMC. This group may recommend continuation of the study as planned, changes in study conduct, or cessation of the study at designated check points based on certain available data from the study to which only the DMC has access. Finally, research activities involving infectious agents, hazardous chemicals, recombinant DNA, and genetically altered organisms and agents may be subject to review and approval of an Institutional Biosafety Committee in accordance with U.S. National Institutes of Health, or NIH, Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules.

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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, DAPs must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directed the FDA to issue new guidance on DAPs. In June 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although the FDA has historically not enforced these reporting requirements due to the U.S. Department of Health and Human Services’, or HHS’s, long delay in issuing final implementing regulations, those regulations have now been issued. With those regulations now in place, the FDA has issued, as of December 19, 2024, six notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

At the conclusion of these meetings, the FDA will typically provide its responses to questions posed by the sponsor regarding the clinical development program. The FDA will not indicate whether a BLA will be approved, but it will provide guidance to the sponsor on various questions, including whether an application should be submitted in the first place on the basis of the studies and data proposed by the sponsor. The agency may also generally express support for the sponsor’s approach in the clinical development program but indicate that questions concerning whether the data support approval will be subject to review by the agency following its acceptance for filing of the BLA. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has taken steps to limit what it considers abuse of this statutory exemption in PREA. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.

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

Submission and Filing for Review of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting a license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2025 is $4,310,002 for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for federal fiscal year 2025 is $403,889. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

The FDA seeks to meet these timelines for review of an application but its ability to do so may be affected by a variety of factors. While the costs associated with review of an application are typically covered by the PDUFA user fee program, other activities, including government budget and funding levels, the ability to hire and retain key personnel and statutory, regulatory and policy changes, may impact the FDA’s review and approval of marketing applications. Average review times at the agency have fluctuated in recent years, as a result. For example, during the past decade, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities. Further, there is substantial uncertainty as to how measures currently being implemented by the new Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over biologics.

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

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the BLA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.

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
•
Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. The FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
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

With passage of FDORA, in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval trial of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner of Food and Drugs, or the Commissioner, or the Commissioner’s designee and a written appeal, among other things.

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

Project Optimus

Project Optimus is an initiative of the Oncology Center of Excellence, or OCE, at the FDA. This project focuses on dose optimization and dose selection in oncology drug development, and whether the current paradigm based on cytotoxic chemotherapeutics leads to doses and schedules of molecularly targeted therapies that provide more toxicity without additional efficacy, among other things. In Project Optimus, drug developers have the opportunity to meet with the FDA’s Oncology Review Divisions early in their development programs, well before conducting trials intended for registration, to discuss dose-finding and dose optimization. The program thus allows sponsors to develop strategies for dose finding and dose optimization that leverages nonclinical and clinical data in dose selection, including randomized evaluations of a range of doses in trials, with the objective of performing these studies as early as possible in the development program to bring promising new therapies to patients. In August 2024, the FDA issued final guidance concerning optimizing the dosage of biologics and drugs for the treatment of oncologic diseases.

Real-Time Oncology Review of Supplemental NDAs

Through its OCE, the FDA has established two pilot programs allowing for real-time review of supplemental applications for previously approved oncology products. This approach will allow FDA to evaluate clinical data as soon as the results of a clinical trial become available with the objective of reviewing and approving a new indication soon after a sponsor files the application. The first of these pilot programs, Real-Time Oncology Review, or RTOR, focuses on early submission of data that are the most relevant to assessing the product’s safety, potency and purity. RTOR allows the FDA to review much of the data earlier, after the clinical trial results become available and the database is locked, but before the information is formally submitted to the agency.

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

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the U.S. Department of Justice, or the Office of the Inspector General of HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act, or PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the federal Drug Supply Chain Security Act, or DSCSA, became effective in the United States, mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes in place. So as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.

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

In September 2021, the Court of Appeals for the 11th Circuit, in Catalyst Pharms, Inc. v. Becerra, or Catalyst, held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently however, on February 14, 2025, a federal district court in Washington, D.C. fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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

Biosimilars and Regulatory Exclusivity

The 2010 Patient Protection and Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed “reference product.” To date, the FDA has licensed a number of biosimilar products and interchangeable biosimilar products.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2025, the standard fee is $540,783 and the small business fee is $135,196.

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

It is possible that an in vitro companion diagnostic device could be subject to FDA enforcement discretion from compliance with the FDCA if it meets the definition of a Laboratory Developed Test, or LDT. However, the FDA issued a final rule in April 2024 to end enforcement discretion for LDTs and actively regulate such products as medical devices. Under this final rule, LDTs are required to come into compliance with the FDA’s medical device regulatory requirements in a staged approach over the course of four years. The implementation of this LDT final rule could potentially be affected by the Executive Order, Regulatory Freeze Pending Review, issued by President Trump on January 20, 2025 and/or the anticipated change in leadership at the FDA under the new administration. Further, while the final regulation is set to take effect on May 6, 2025, a number of parties have challenged the legality of the LDT regulation in a federal district court. That court held a hearing on this matter on February 19, 2025, and is expected to issue a ruling soon.

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

In addition to potential enforcement by HHS, we are also potentially subject to privacy enforcement from the Federal Trade Commission, or FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the Federal Trade Commission Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements. Finally, both the FTC and HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

There are also increased restrictions at the federal level relating to transferring sensitive data outside of the United States to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the U.S. Department of Justice recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive U.S. data to countries such as China. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” (referring to the EU General Data Protection Regulation, or GDPR) law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime over the next several years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws that will go into effect over the next several years. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well‑controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

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

The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU Portal and Database”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or concerned member states. Part II is assessed separately by each concerned member state. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned member state. However, overall related timelines will be defined by the CTR.

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

As of January 31, 2025, all clinical trials (including those which are ongoing) are subject to the provisions of the CTR. The failure to transition ongoing clinical trials to the CTR can result in corrective measures under Article 77 of the CTR, including revocation of the authorization of the clinical trial or suspension of the clinical trial as well as criminal sanctions and fines under national law of EU Member States.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.

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

Conditional Marketing Authorization

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

The EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. At this time, the proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry in the long term, if and when adopted.

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

The IVDR became effective in May 2022. However, it became clear in 2021 that that EU Member States, health institutions and economic operators were not ready to apply the IVDR as from that date. The European Commission therefore proposed a progressive or staggered roll-out of the rules of the IVDR. The current transition periods range from May 26, 2025 for high risk in vitro diagnostics, or IVDs, to May 26, 2027 for lower risk IVDs. Certain provisions for devices manufactured and used in health institutions, would have to apply as from May 26, 2028. These transition periods only apply to so called “legacy device”, meaning devices covered by a certificate or declaration of conformity issued under the previous legal framework (notably, the IVDD).

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s, or UK’s, withdrawal from the EU, commonly referred to as Brexit, took place on January 31, 2020. The EU and the UK reached an agreement on their new partnership in the Trade and Cooperation Agreement, which entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol, as amended by the so-called Windsor Framework agreed in February 2023. As of January 1, 2025, the changes introduced by the Windsor Framework resulted in the MHRA being responsible for approving all medicinal products destined for the UK market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that existed prior to the UK’s withdrawal from the EU.

As of January 1, 2024, a new international recognition procedure, or IRP, applies which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include the EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or a Mutual Recognition/Decentralised Reliance Procedure positive end of procedure outcome is an RR authorization for the purposes of IRP.

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

During the first Trump Administration, the Congress and administration sought to overturn the PPACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (e.g., EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) which were designed to further implement the PPACA. There may be similar efforts to undermine the PPACA, and the accompanying uncertainty, for the foreseeable future.

Pharmaceutical Price Initiatives

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted SIP proposals to the FDA and, on January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

On August 16, 2022, the IRA was signed into law by the President of the United States. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap, and it replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). In addition, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. In addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The new law also caps Medicare out-of-pocket drug costs at $2,000 a year.

The IRA includes a provision, known as the orphan drug exclusion, that excludes from price negotiations those orphan drugs that have been designated for only one rare disease or condition and for which the only approved indication (or indications) is for such disease or condition. Thus, as CMS stated in final guidance in July 2023, a drug or biologic that is designated for more than one rare disease or condition will not qualify for the orphan drug exclusion, even if it is not approved for any indications for the additional diseases or conditions. Further, CMS will only consider active designations/approvals when evaluating a drug or biologic for the orphan drug exclusion. CMS has also clarified that, if a drug loses its orphan drug status, the agency will use the earliest date of approval/licensure to determine whether the product is a qualifying single source drug subject to price negotiations.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, shortly before the new administration took office, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. There has been uncertainty about the extent to which the new administration would support the price negotiation program. Following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

The IRA includes a provision, known as the orphan drug exclusion, that excludes from price negotiations those orphan drugs that have been designated for only one rare disease or condition and for which the only approved indication (or indications) is for such disease or condition. Thus, as CMS stated in final guidance in July 2023, a drug or biologic that is designated for more than one rare disease or condition will not qualify for the orphan drug exclusion, even if it is not approved for any indications for the additional diseases or conditions. Further, CMS will only consider active designations/approvals when evaluating a drug or biologic for the orphan drug exclusion. CMS has also clarified that, if a drug loses its orphan drug status, the agency will use the earliest date of approval/licensure to determine whether the product is a qualifying single source drug subject to price negotiations.

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, or Chamber, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug product candidates or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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

Human Capital

As of December 31, 2024, we had 41 full time employees. Substantially all of our employees are located in Massachusetts. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good. Additionally, we utilize independent contractors and other third parties to assist with various aspects of our drug and product development.

We recognize the value of our employees and are committed to being a workplace that encourages respect, collaboration, communication, transparency, and integrity. We seek to hire employees with diverse backgrounds and perspectives. Our success starts and ends with having the best talent, and as a result, we are focused on attracting, developing and retaining our employees. We offer employees a competitive and comprehensive benefits package. The principal purposes of our incentive plans are to attract, retain and motivate selected employees, consultants, advisors and directors through the granting of stock-based compensation awards and cash-based performance bonus awards, as applicable. We support employees attending industry conferences and obtaining professional licenses. We use a variety of human capital measures in managing our business, including: workforce demographics; inclusion; and employee health and safety.

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

We have incurred significant losses since our inception and have never generated revenue or profit from product sales, and it is possible we will never generate revenue or profit from product sales. As of December 31, 2024, we had cash and cash equivalents of $22.5 million. Based on our current operating plans, we believe we will have sufficient funds to meet our obligations into the fourth quarter of 2025. However, we will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding, including through a combination of equity offerings, collaborations, and other strategic alliances, or other sources on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or consider other various strategic alternatives.

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

We are a clinical-stage biopharmaceutical company. We have a limited operating history, have never generated revenue from product sales, and have a history of losses from operations. As of December 31, 2024, we had an accumulated deficit of $340.9 million. Our ability to achieve commercial revenue-generating operations and, ultimately, achieve profitability will depend on whether we can obtain additional capital when we need it, complete the development of our technology, receive regulatory approval of our drug product candidates, successfully commercialize our drug product candidates and/or find strategic collaborators that can incorporate our drug product candidates into new or existing drugs which can be successfully commercialized together. There can be no assurance that we will ever generate commercial revenues or achieve or maintain profitability.

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

To date, we have invested substantial resources in an exclusive license with Albert Einstein College of Medicine, or Einstein, that forms the foundation for certain of our drug product candidates and potential applications. For us to develop any products that might ultimately be commercialized, we will have to invest further time and capital in research and product development, regulatory compliance and market development. We and our licensor, prospective business partners and other collaborators may never develop any products that can be commercialized. All of our development efforts will require substantial additional funding, none of which may result in any commercial revenue. Our efforts may not lead to commercially successful products for a number of reasons, including:

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

Moreover, in July 2024, we determined to prioritize and strategically focus on our autoimmune programs, including CUE-401 and CUE-501, which are currently at a preclinical stage. We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop the CUE-100 series and CUE-500 series programs, including CUE-101, CUE-102 and CUE-501, and there is no guarantee that we will be able to do so on favorable terms or at all.

We are substantially dependent on the success of our drug product candidates, only two of which are currently being tested in clinical trials, and significant additional research and development and clinical testing will be required before we can potentially seek regulatory approval for or commercialize any of our drug product candidates.

Historically, our main focus and the investment of a significant portion of our efforts and financial resources has been in the development of our most advanced clinical stage asset, CUE-101, for which we are currently completing an ongoing Phase 1 clinical trial, and CUE-102, for which we are also completing an ongoing Phase 1 clinical trial. Our other drug product candidates, including CUE-401 and CUE-501, are all at a preclinical stage. In July 2024, we determined to prioritize and strategically focus on our autoimmune programs, including CUE-401 and CUE-501. We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop the CUE-101 and CUE-102 oncology programs in our CUE-100 series. Even if we are successful in obtaining third party support to develop the CUE-100 series, we expect that additional trials of CUE-101 and CUE-102 will be required in order to gain approval by the FDA. We also aim to establish a near-term third party development partnership to further pursue CUE-501 from our CUE-500 series of Immuno-STATs, which series is at the preclinical stage. Therefore, significant additional research and development activity and clinical testing are required before we and our collaborators will have a chance to achieve a commercially viable product from CUE-101, CUE-102, CUE-401, CUE-501 or our other drug product candidates. Our research and development efforts remain subject to all of the risks associated with the development of new biopharmaceutical products and treatments based on immune modulation. Development of the underlying technology may be affected by unanticipated technical or other problems, among other research and development issues, and the possible insufficiency of funds needed in order to complete development of these drug product candidates. Safety, regulatory and efficacy issues, clinical hurdles or other challenges may result in delays and cause us to incur additional expenses that would increase our losses. If we and our collaborators cannot complete, or if we experience significant delays in developing, our potential drug product candidates or products for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail and investors may lose the entirety of their investment.

We have limited experience in conducting clinical trials and no history of commercializing biologic products, which may make it difficult to evaluate the prospects for our future viability.

Our operations to date have been limited to financing and staffing our company, conducting research and developing our core technologies, and identifying and optimizing our lead drug product candidates. Additionally, we have conducted limited clinical testing of two of our drug product candidates. Although we have recruited a team that has experience with clinical trials in the United States, as a company, we have limited experience conducting clinical trials and have not had previous experience commercializing drug product candidates or submitting a Biologic License Application, or BLA, to the FDA or similar submissions to initiate clinical trials or obtain marketing authorization to foreign regulatory authorities. We cannot be certain that our current or any future clinical trials will begin or be completed on time, if at all, or that our planned development programs would be acceptable to the FDA or other regulatory authorities, or that, if regulatory approval is obtained, our drug product candidates can be successfully commercialized. Clinical trials and commercializing our drug product candidates will require significant additional financial and management resources, and reliance on third-party clinical investigators, contract research organizations, or CROs, contract manufacturing organization, or CMOs, consultants and collaborators. Relying on third-party clinical investigators, CROs, CMOs or collaborators may result in delays that are outside of our control.

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

In addition, policies of the FDA and other regulatory authorities with respect to clinical trials may change and additional government regulations may be enacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directed the FDA to issue new guidance on DAPs. In June 2024, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.

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

Our current or any future clinical trials or those of our collaborators may reveal significant adverse events, toxicities or other side effects not seen in our preclinical studies and may result in a safety profile that could inhibit or prevent regulatory approval or market acceptance of any of our drug product candidates.

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

We are completing Phase 1 clinical trials for our most advanced clinical stage asset, CUE-101, and a Phase 1 clinical trial for CUE-102, but otherwise we have not conducted any clinical trials. We have conducted various preclinical studies of our drug product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, and many drug product candidates fail in clinical trials despite promising preclinical results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. Human patients in clinical trials may suffer significant adverse events or other side effects not observed in our preclinical studies, including, but not limited to, immunogenic responses, organ toxicities such as liver, heart or kidney or other tolerability issues or possibly even death. The observed potency and kinetics of our drug product candidates in preclinical studies may not be observed in human clinical trials. If clinical trials of our drug product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug product candidates.

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

On November 6, 2018, we entered into a Collaboration, License and Option Agreement, or the LG Chem Collaboration Agreement, with LG Chem Ltd., or LG Chem, for the development of CUE-101 and CUE-102 Immuno-STATs. Pursuant to the LG Chem Collaboration Agreement, we have granted certain exclusive license rights to LG Chem in Australia and in certain countries in Asia and LG Chem has agreed to provide certain services to us and to make payments to us that include licensing fees, milestone payments and sales royalties. This agreement does not commit LG Chem to a long-term relationship, and LG Chem may disengage with us at any time.

In furtherance of pursuing strategic options pertaining to CUE-101, on March 11, 2025, we regained our rights back to the CUE-101 program which had previously been licensed to LG Chem. LG Chem continues to maintain its interest and rights in the CUE-102 program, targeting WT1 expressing cancers, pursuant to the LG Chem Collaboration Agreement.

In July 2024, we determined to prioritize and strategically focus on our autoimmune programs, including CUE-401 and CUE-501. We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further develop our CUE-101 and CUE-102 oncology programs in our CUE-100 series and our CUE-501 preclinical autoimmune program in our CUE-500 series, and there is no guarantee that we will be able to do so on favorable terms or at all.

In addition, on February 22, 2023, we entered into a strategic collaboration agreement, or the Ono Collaboration and Option Agreement, with Ono Pharmaceutical Co., Ltd., or Ono, to further develop CUE-401 and provide dedicated resources and capabilities to help advance CUE-401 toward the clinic. On March 11, 2025, we and Ono agreed to terminate the Ono Collaboration and Option Agreement, effective as of March 6, 2025 . Effective upon termination, we regained worldwide development and commercialization rights for CUE-401 from Ono. At such time, the agreement had no further force or effect with the exception of certain customary provisions which are intended to survive termination and expiration of the agreement.

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

•
disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our drug product candidates, or that result in costly litigation or arbitration that diverts our management's attention and our other resources;

•
collaborations have been, and in the future, additional collaborations may be, terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable drug product candidates; and

•
our collaborators may own or co-own intellectual property covering our potential products that results from our collaboration with them, and in such case, we would not have the exclusive right to commercialize such intellectual property without our collaborators’ involvement and consent.

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

We have granted to LG Chem under the LG Chem Collaboration Agreement an exclusive license to develop, manufacture and commercialize CUE-102 in the LG Chem Territory. Under the LG Chem Collaboration Agreement, we will engineer the selected Immuno-STAT for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, while LG Chem will establish a chemistry, manufacturing and controls, or CMC, process for the development and commercialization of Drug Product Candidates.

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

In July 2024, we decided to strategically focus on our autoimmune programs, including CUE-401 and CUE-501. We are actively seeking third party support through partnerships and collaborations, or alternative funding structures, to further pursue our CUE-501 preclinical autoimmune program in our CUE-500 series and further develop our CUE-101 and CUE-102 oncology programs in our CUE-100 series, and there is no guarantee that we will be able to do so on favorable terms or at all.

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

Immunotherapy technologies are advancing at a rapid pace and we anticipate competing with companies developing cytokine-based therapies (e.g., Amgen, Bristol-Myers Squibb, Merck, Nektar Therapeutics, Sanofi S.A, TRex Bio and RegCell), regulatory T cell therapies (e.g., Abata Therapeutics, Coya Therapeutics, Quell Therapeutics, Sangamo Therapeutics and Sonoma Biotherapeutics), cell therapies (e.g., Adaptimmune, Bristol-Myers Squibb, Gilead Sciences, Iovance Biotherapeutics, Janssen Pharmaceuticals, and Novartis AG), immune checkpoint inhibitors (e.g., AstraZeneca, Bristol-Myers Squibb, Merck and Roche Holding AG), and targeted cytokines (e.g., Asher Bio, Aulos Bio, BioNTech SE, Medicenna Therapeutics, Moderna, Mural Oncology, Roche Holding AG, Synthekine, Werewolf Therapeutics and Xilio Therapeutics) many of which have significantly greater financial and other resources than we currently have.

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

We are highly dependent upon the principal members of our management team and other members of our scientific and clinical advisory team. Our team has significant experience and knowledge of oncology drug discovery and development, T cell modulation, protein biochemistry and immunological assays, and the loss of any current or future team member could impair our ability to design, identify, and develop new intellectual property and drug product candidates and new scientific or product ideas. Additionally, if we lose the services of any of these persons, we would likely be forced to expend significant time and money in the pursuit of replacements, which may result in a delay in the development of our drug product candidates and the implementation of our business plan and plan of operations and diversion of our management’s attention. We can give no assurance that we could find satisfactory replacements for our current and future key scientific and management employees on terms that would not be unduly expensive or burdensome to us.

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

Our business may be adversely affected by political instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm or pandemic events and spread of disease, and geopolitical conflicts. Such events may affect our business by increasing prices for resources required in our research and development activities or limiting our access to patients for our clinical trials which may delay our progress on one or more of our clinical or preclinical drug product candidates.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to successfully complete development of, obtain regulatory approval for, or commercialize our drug product candidates and our business could be substantially harmed.

We rely upon and plan to continue to rely upon third-party CROs for execution of our clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs, including our CMO Catalent Pharma Solutions, LLC, or Catalent, are required to comply with FDA laws and regulations regarding current good clinical practice, or GCP, for all of our products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices, or GMP, regulations. While we work closely with our CMOs on the manufacturing process for our drug product candidates, including quality audits, we generally do not control the implementation of the manufacturing process of, and are completely dependent on, our CMOs for compliance with GMP regulatory requirements and for manufacture of both active drug substances and finished drug products. In addition, portions of the clinical trials for our drug product candidates may be conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCP. Failure to comply with applicable regulations in the conduct of the clinical trials for our drug product candidates may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Currently, we use Catalent and Ajinomoto as our source of supply for manufacturing clinical supply of our most advanced clinical stage assets, CUE-101 and CUE-102. If we experience multiple successive batch failures, or if supply from Catalent and Ajinomoto is otherwise interrupted, there could be a significant disruption in our drug product candidates supply. Any alternative vendor would need to be qualified through an IND supplement, which could result in delay of our clinical trials of CUE-101 and CUE-102. On December 18, 2024, Novo Holdings announced that it had completed its acquisition of Catalent and sold three Catalent sites in Italy, the United States and Belgium to Novo Nordisk. While we have been in communications with Catalent, and as of the filing of this report we are not aware of any delays or interruptions related to our agreements with Catalent as a result of the merger, we cannot guarantee that there will not be delays or interruptions in the future.

The manufacturing processes for CUE-101, CUE-102, CUE-401, CUE-501 and our other drug product candidates are complex, and it may be difficult or impossible to finalize appropriate processes for the scaled manufacture of the drug product candidates. These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of any of our drug product candidates; cause us to incur higher costs; or prevent us from commercializing them successfully. Furthermore, if our suppliers fail to deliver the required clinical or commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed.

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

If we or our collaborators experience patent infringement claims, or if we elect to avoid potential claims others may be able to assert, we or our collaborators may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into license agreements on acceptable terms or at all. This could harm our business significantly. The cost to us of any litigation or other proceeding, regardless of its merit, and even if resolved in our favor, could be substantial. Some of our competitors may be able to bear the costs of such litigation or proceedings more effectively than we can because of their greater financial and human resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Intellectual property litigation and other proceedings may, regardless of their merit, also absorb significant management time and employee resources.

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

Depending upon the timing, duration and conditions of any FDA marketing approval of our drug product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union, or EU. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval, and the scope of protection is not the full scope of the claims but is instead limited to the approved drug, a method for using it or a method for manufacturing it may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, and our competitive position, business, financial condition, results of operations, and prospects could be materially harmed.

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

Further, the process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of FDORA, Congress required sponsors to develop and submit a DAP for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Further, on January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. We have not previously secured authorization to conduct clinical studies in the EU pursuant to this new regulation and, accordingly, there is a risk that we may be delayed in commencing such studies.

In addition, under the Pediatric Research Equity Act of 2003, a BLA or supplement to a BLA for certain biological products must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the European Medicines Agency, or EMA, or to obtain a waiver or deferral from the conduct of these studies by the Pediatric Committee of the EMA. For any of our drug product candidates for which we are seeking regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EU/European Economic Area, or EEA, member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs, and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. On April 10, 2024 the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021. In Catalyst Pharms, Inc. v. Becerra, or Catalyst, that court held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the approved “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently however, on February 14, 2025, a federal district court in Washington, D.C. fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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

Under the FDA's policies, a product candidate is eligible for priority review, or review within a six-month time frame from the time a complete BLA is accepted for filing, if the product candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A fast track or breakthrough therapy designated drug product candidate would ordinarily meet the FDA’s criteria for priority review.

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

Finally, there can be no assurance that we will satisfy all FDA requirements, including new provisions that govern accelerated approval. For example, with passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner of Food and Drugs, or the Commissioner, or the Commissioner’s designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval.

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

Any drug product candidate for which we obtain marketing approval will also be subject to ongoing regulatory requirements for labeling, packaging, storage, distribution, advertising, promotion, record-keeping and submission of safety and other post marketing information. For example, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to GMPs. As such, we and our contract manufacturers will be subject to continual review and periodic inspections to assess compliance with GMPs. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and to comply with requirements concerning advertising and promotion for our products.

In addition, even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed, may be subject to significant conditions of approval or may impose requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval of our drug product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

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

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the U.S. Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of HHS, the FDA, the Federal Trade Commission, or the FTC, and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

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

Disruptions at the FDA and other government agencies caused by funding shortages, global health concerns, personnel losses, or regulatory reform could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes, which has caused average review times at the agency to fluctuate in recent years. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the Securities and Exchange Commission, or SEC, and other government agencies on which our operations may rely, including those that fund research and development activities or enable capital raising activities, is subject to the political process, which is inherently fluid and unpredictable. Further, while the FDA’s review of BLAs and other applications is funded through the user fee program established under the Prescription Drug User Fee Act, the Trump Administration has indicated that it will be reviewing that program and its implementation.

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

In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

There is also substantial uncertainty as to how measures being implemented by the new Trump Administration across the government will impact the FDA, CMS and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders, which could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, “Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency’ Deregulatory Initiative,” February 19, 2025.

If these or other orders or executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, the loss of FDA personnel could lead to further disruptions and delays in FDA review and oversight of our product candidates. Similarly, efforts by the new administration to substantially reduce or delay research funding by the National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.

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
•
the federal transparency requirements under the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report to HHS information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

During the first Trump Administration, the Congress and administration sought to overturn the PPACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (e.g., EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) where were designed to further implement the PPACA. We anticipate similar efforts to undermine the PPACA, and the accompanying uncertainty, for the foreseeable future.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if approved.

The prices of prescription pharmaceuticals have been the subject of considerable legislative and executive actions in the United States. There have been U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states have passed laws allowing for the importation of drugs from Canada. Three states have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states had submitted Section 804 Importation Program proposals to the FDA and, on January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

More recently, on August 16, 2022, the IRA was signed into law by the President of the United States. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap, and it replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). In addition, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Thereafter, following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

In addition, we will need to carefully navigate the IRA and its provisions governing orphan drugs. Specifically, the IRA includes a provision, known as the orphan drug exclusion, that excludes from price negotiations those orphan drugs that have been designated for only one rare disease or condition and for which the only approved indication (or indications) is for such disease or condition. Thus, as CMS stated in final guidance in July 2023, a drug or biologic that is designated for more than one rare disease or condition will not qualify for the orphan drug exclusion, even if the drug or biologic is not approved for any indications for the additional diseases or conditions. While there is Congressional support for expanding the orphan drug exclusion to include orphan drugs with more than one approved indication, no legislation has been enacted. Accordingly, if one of our product candidates is designated and approved as an orphan drug for one disease or condition, and we subsequently receive approval of that product for a different disease or condition, the product will no longer be excluded from the IRA price negotiation provision under the orphan drug exclusion and that could impact our revenues and business.

The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. In addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The new law also caps Medicare out-of-pocket drug costs at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and placing price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug product candidates or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the EEA in May 2018. In the UK, the GDPR is retained in domestic law as the UK GDPR and sits alongside an amended version of the UK Data Protection Act of 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors.

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

In addition to California, several other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in the next several years. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

On February 10, 2025, President Trump issued an Executive Order directing the Attorney General to review the guidelines and policies governing FCPA investigations and enforcement actions. Per the Executive Order, this review will result in new U.S. Department of Justice FCPA guidelines intended to enhance American economic competitiveness and to safeguard national security interests. During the 180-day review period, any new FCPA investigations and enforcement actions are to be suspended absent authorization from the Attorney General, and all existing FCPA investigations and enforcement actions will be reviewed. Additionally, after the Attorney General issues revised guidelines, the Executive Order directs her to assess whether “remedial measures” related to past FCPA actions are warranted. We will need to carefully navigate these developments.

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

Our business will require additional capital for implementation of our long-term business plan and product development and commercialization. As we require additional funds, we may seek to fund our operations through the sale of additional equity securities, debt financing and/or strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on favorable terms. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, heightened inflation, interest rate and currency rate fluctuations, the implementation of trade barriers and tariffs and economic slowdown or recession as well as concerns related to pandemic events, spread of disease and geopolitical events, including civil or political unrest. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity.

Our future funding requirements will depend on many factors, including, but not limited to:

•
the progress, timing, scope and costs of our clinical trials, including the ability to timely enroll patients in our current and any future clinical trials;
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

If we raise additional funds by selling shares of our common stock or other equity-linked securities, the ownership interest of our current stockholders will be diluted. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or drug product candidates or to grant licenses on terms that may not be acceptable to us. If we raise additional funds through debt financing, we may have to grant a security interest on our assets to the future lenders, our debt service costs may be substantial, and the lenders may have a preferential position in connection with any future bankruptcy or liquidation involving the company. Our pledge of our assets as collateral to secure our obligations under our loan and security agreement, as amended, or the Loan Agreement, with Silicon Valley Bank, or SVB, a division of First Citizens Bank (as defined below), may limit our ability to obtain additional debt financing. Under the Loan Agreement, we are also restricted from incurring future debt, granting liens, making investments, making acquisitions, distributing dividends on our common stock and selling assets and making certain other uses of our cash, without SVB’s consent, subject in each case to certain exceptions.

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

On February 15, 2022, we entered into the Loan Agreement with SVB, which has been assumed by First Citizens Bank, pursuant to which we have borrowed $10.0 million. The Loan Agreement was amended in April 2023 and October 2024. The outstanding principal amount under the Loan Agreement as of December 31, 2024 is $4.0 million. The Loan Agreement is secured by substantially all of our properties, rights and assets, except for our intellectual property, which is subject to a negative pledge, and certain other customary exclusions. Because of the security interest, SVB’s rights to repayment from a liquidation of the assets subject to that security interest would be senior to the rights of other creditors.

The Loan Agreement, as amended, includes customary covenants including covenants requiring us to maintain our corporate existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. It also requires us to have at all times on deposit in our accounts maintained with SVB, unrestricted and unencumbered cash in an amount equal to the lesser of (i) 100% of the dollar value of our consolidated cash, in the aggregate, at all financial institutions and (ii) $20,000,000. As of December 31, 2024, we had unrestricted and unencumbered cash and cash equivalents totaling $22.5 million. Additionally, we are restricted in our ability to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets and agree to a change in control. Upon the occurrence of an event of default, which includes our failure to satisfy our payment obligations under the Loan Agreement, the breach of certain of these covenants under the Loan Agreement, or the occurrence of a material adverse change in our business, SVB is entitled to accelerate amounts due under the Loan Agreement and dispose the collateral as permitted under applicable law. Any declaration by SVB of an event of default and its exercise of its remedies in the event of such declaration of an event of default, such as acceleration of the amounts due under the Loan Agreement, would adversely impact the amount of cash we have available to fund our operations, could significantly harm our business and prospects and could cause the price of our common stock to decline.

For a further description of the Loan Agreement, please refer to Note 5 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

•
sales of our common stock by us, our executive officers and directors or our stockholders in the future; and

•
general economic and market conditions, including recent adverse changes in the domestic and international financial markets, the impacts of inflation and the implementation of trade barriers and tariffs and government action in response thereto.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours .

Additionally, in September 2024, we completed an underwritten public offering of (i) 11,564,401 shares, or the Shares, of our common stock, $0.001 par value per share, and accompanying common stock warrants, or the Common Stock Warrants, to purchase 2,891,100 shares of our common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants, or the Pre-Funded Warrants, to purchase 12,435,599 shares of our common stock and accompanying Common Stock Warrants to purchase 3,108,900 shares of common stock.

We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell up to $300 million of registered common stock, preferred stock, debt securities, warrants, subscription rights and/or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In addition, we have also entered into an open market sales agreement with Jefferies LLC, as sales agent, or the ATM Sales Agreement, pursuant to which we may offer and sell shares of our common stock under such registration statement for aggregate gross proceeds of up to $80.0 million under an “at-the-market” offering program. To date, we have sold $40.4 million of securities, net of commission paid, but excluding transaction expenses, pursuant to the ATM Sales Agreement.

In addition, we have filed registration statements registering all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to black-out periods and volume limitations applicable to affiliates.

The number of shares of common stock underlying our outstanding warrants is significant in relation to our currently outstanding common stock, which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings. In addition, in connection with any merger, consolidation or sale of all or substantially all of our assets, holders of our outstanding warrants would be entitled to receive consideration in excess of their reported beneficial ownership of our common stock and this could adversely impact the consideration our other stockholders would receive.

As part of our private placement of common stock in November 2022, we issued common stock warrants to purchase an aggregate of 9,188,406 shares of our common stock, and pre-funded warrants to purchase up to an aggregate of 1,531,440 shares of our common stock. Each pre-funded warrant has an exercise price per share of common stock equal to $0.0001 per share. Each pre-funded warrant is exercisable from the date of issuance. Each common stock warrant has an exercise price per share of common stock equal to $3.93, or if exercised for a pre-funded warrant in lieu thereof, $3.9299 per pre-funded warrant. Each common stock warrant is exercisable from the date of issuance until November 16, 2027. Holders of pre-funded warrants and common stock warrants may not exercise any portion of their warrants to the extent that they would beneficially own more than 4.99% of our outstanding common stock immediately after exercise, which limitation we refer to as the November 2022 Beneficial Ownership Limitation. The holders may increase or decrease their November 2022 Beneficial Ownership Limitation to a percentage not in excess of 19.99% by giving notice to us.

As part of our registered offering of common stock in September 2024, we issued common stock warrants to purchase an aggregate of 2,891,100 shares of our common stock, and pre-funded warrants to purchase up to an aggregate of 12,435,599 shares of our common stock. Each pre-funded warrant has an exercise price per share of common stock equal to $0.001 per share. Each pre-funded warrant is exercisable from the date of issuance until exercised in full. Each common stock warrant has an exercise price per share of common stock equal to $0.50. Each common stock warrant is exercisable from the date of issuance until September 30, 2029. Holders of pre-funded warrants and common stock warrants may not exercise any portion of their warrants to the extent that they would beneficially own more than 4.99% or 9.99%, as elected by the holder, of our outstanding common stock immediately after exercise, which limitation we refer to as the September 2024 Beneficial Ownership Limitation. The holders may increase or decrease their September 2024 Beneficial Ownership Limitation to a percentage not in excess of 19.99% by giving notice to us.

Although the warrants issued in November 2022 and September 2024 are subject to beneficial ownership limitations, upon exercise in full of the warrants, the shares issuable upon exercise would represent a significant portion of our outstanding common stock. As a result, the holders of these warrants may be able to exert substantial influence over our business. The concentration of voting power resulting from the exercise of the warrants could delay, defer or prevent a change of control, entrench our management and our board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire. In addition, conflicts of interest could arise in the future between us, on the one hand, and the holders of these warrants, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters. In addition, sales of these shares could cause the market price of our common stock to decline significantly. We have registered the issuance of shares upon exercise of these warrants under registration statements. As a result, the shares issuable upon exercise of these warrants can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares could cause the market price of our common stock to decline significantly. Furthermore, if our stock price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our common stock and reduce or eliminate any appreciation in our stock price that might otherwise occur. Given the amount and terms of these warrants, we may find it more difficult to raise additional equity capital on favorable terms or at all while these warrants are outstanding.

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

In response to the complexity and evolving nature of cybersecurity threats, incidents and risks, we engage with a range of third-party experts, including cybersecurity penetration testers, data protection services, security awareness and training, and AI based security services in evaluating and supporting our risk management. Our collaboration with these third parties includes regular independent audits, threat assessments, and consultation on security enhancements. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, we evaluate the security and risk posture of third-party service providers according to the perceived level of risk and benchmarked against industry standard best practices.

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

Our Information Technology and Cyber Security Manager, who reports to our Chief Financial Officer, leads the operational oversight of company-wide cybersecurity strategy, policy, standards, and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. Specific cybersecurity related responsibilities of the Information Technology and Cyber Security Manager include overseeing our processes and strategies for the detection, mitigation, and remediation of cybersecurity incidents. Our Information Technology and Cyber Security Manager has over 17 years of experience in information technology and cybersecurity, enabling him to effectively oversee cybersecurity risks and threats. He helped design and implement our initial cybersecurity infrastructure.

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

We do not believe that there are currently any risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect us or our business strategy, results of operations or financial condition. Despite our cybersecurity efforts, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See Part I, Item 1A, Risk Factors, in this Annual Report for a discussion of cybersecurity risks. We maintain cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks, and other related breaches.

Item 2. Properties

Our principal office is located in Boston, Massachusetts. In March 2022, we entered into a License Agreement pursuant to which we relocated our corporate headquarters from Cambridge, Massachusetts to Boston, Massachusetts. We currently lease approximately 13,000 square feet of office and laboratory space under a lease that expires in April 2026. We use this space as our principal executive offices and for general office, research and development, and laboratory uses. The monthly rental rate was $209,700 until April 2023, when it increased to $218,088. In April 2024, it increased to $226,812 and in April 2025 it will increase to $235,884 for the remainder of the term through April 2026. We also lease additional laboratory space consisting of one procedure and two holding rooms. The monthly payments due under this lease agreement were $59,153 until November 2023, when they increased to $61,519 for the remainder of the lease term which expired on December 1, 2024. On November 20, 2024, we extended the lease for the additional laboratory space through July 14, 2026. The monthly rental rate is $61,519 through November 30, 2025 and $63,979 for the remainder of the term until July 14, 2026.

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

As of March 27, 2025, there were approximately 85 registered holders of our common stock.

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

Recent Sales of Unregistered Securities

Other than as set forth below, during the period covered by this Annual Report on Form 10-K, we did not issue any unregistered equity securities other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

On November 25, 2024, we granted to an employee an option to purchase 200,000 shares of our common stock. This option was made as an inducement material to such individual’s acceptance of an offer of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying this inducement award prior to the time at which the award becomes exercisable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical-stage biopharmaceutical company with a novel class of injectable therapeutics engineered to selectively engage and modulate targeted, disease-relevant T cells. Through our approach, we aim to establish a new standard of care for diseases that cause human suffering and mortality, with an initial focus on cancer and autoimmune disease, by selectively modulating the immune system to restore function and re-establish immune balance. We believe our proprietary Immuno-STAT™ (Selective Targeting and Alteration of T Cells) platform, as described below, will enable us to therapeutically enhance a patient’s own immune system to potentially restore health.

A key factor in the susceptibility to cancer is inadequate immunity against malignant cancer cells and inversely, autoimmune disease is caused by excessive immune activation against self-tissue. T cells are central to enhancing tumor-immunity as well as maintaining tolerance against self-tissue antigens and are regulated with a highly selective “command and control” instruction process through interactions with antigen-presenting cells, or APCs. We have designed and engineered our Immuno-STAT platform to mimic nature’s “command and control” system to restore immune balance.

The immune system’s specificity of T cell engagement is achieved through the T cell receptor, or TCR, binding to a highly specific, targeted peptide segment, referred to as an “epitope”. The epitope is presented by a specialized protein scaffold, referred to as HLA molecules, present on the surface of APCs. TCR engagement along with “command” secondary signals, such as interleukin 2, transforming growth factor beta, or TGF-β, PD-1, determines the activation state and effector function of T cells. These “cues”, or signals, when engaged at the same time, as is the case with our Immuno-STATs, are able to “dial-in” selective activation of targeted tumor-specific T cells to attack cancer while avoiding potentially harmful broad immune activation of T cells. Conversely, in autoimmunity, our autoimmune drug product candidates are designed to deploy signals to generate Tregs to selectively inhibit, or dampen, autoreactive T cells while avoiding broad immune suppression that can increase susceptibility to other diseases. It is through the specificity of the TCR and the simultaneous delivery of “co-stimulatory” signals, that we aim to “command and control” disease-relevant T cells with necessary precision for the treatment of cancer and autoimmune disease.

The Immuno-STAT framework is engineered to be highly flexible and modular, enabling us to deploy the same or similar core functional elements to restore immune balance across diverse therapeutic approaches. In the case of oncology, Immuno-STATs can selectively engage and activate tumor-specific T cells while avoiding systemic immune activation. In contrast, for autoimmune diseases, CUE-401 has been designed to induce and proliferate Tregs to selectively down regulate autoreactive T cells, referred to as Teff cells, while avoiding broad immuno-suppression.

Our drug product candidates are in various stages of clinical and preclinical development. The clinical data generated to date for CUE-101 and CUE-102 as well as the preclinical data supporting the advancement of our CUE-400 and CUE-500 series for autoimmune disease bolsters our belief that we have developed a potential breakthrough approach for the treatment of cancer and autoimmune disease. However, our activities are also subject to significant risks and uncertainties. We have not yet commenced any commercial revenue-generating operations, have limited cash flows from operations, and will need to access substantial additional capital to fund our growth and ongoing business operations.

Plan of Operation and Events that Raise Substantial Doubt About Our Ability to Continue as a Going Concern

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

We will need to raise additional capital to fund our future operations and remain as a going concern. We expect to finance our future cash needs through a combination of equity offerings, collaborations, and other strategic alliances. Volatility in capital markets and general economic conditions in the U.S. may be a significant obstacle to raising the required funds and, as a result, we may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about our ability to continue as a going concern.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Form 10-K, we believe that the estimates, assumptions and judgments involved in the following accounting policies may have the greatest potential impact on the financial statements, so we consider these to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the year ended December 31, 2024.

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

Research and Development Costs

Research and development expenses consist primarily of compensation costs, fees paid to consultants, outside service providers and organizations (including research institutes at universities), facility costs, and development and clinical trial costs with respect to our drug product candidates. We utilize our employee and infrastructure resources across multiple research and development programs, and do not track these costs by project. We believe the attempted allocation of these costs by project would be arbitrary and not meaningful.

Research and development expenses incurred under contracts are expensed ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different pattern of performance is more appropriate. Other research and development expenses are charged to operations as incurred.

Nonrefundable advance payments are recognized as an expense as the related services are performed. We evaluate whether we expect the services to be rendered at each quarter end and year end reporting date. If we do not expect the services to be rendered, the advance payment is recorded as expense. Nonrefundable advance payments for research and development services are included in prepaid and other current assets on the balance sheet. To the extent that a nonrefundable advance payment is for contracted services to be performed within 12 months from the reporting date, such advance is included in current assets; otherwise, such advance is included in non-current assets.

We evaluate the status of our research and development agreements and contracts, and the carrying amount of the related assets and liabilities, at each quarter end and year end reporting date, and adjust the carrying amounts and their classification on the balance sheet as appropriate.

The following table summarizes our research and development expenses by category for the years ended December 31, 2024 and 2023 (in millions):

	December 31,
	2024	2023
Employee compensation	$13.1	$14.4
Clinical trial costs	7.1	9.6
Facilities and overhead	5.2	5.0
Contract manufacturing costs	5.4	8.1
Lab costs	4.9	2.9
Professional fees	0.6	0.8
Total	$36.3	$40.8

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

For the years ended December 31, 2024 and 2023, there is no provision for income taxes in the U.S. because we have historically incurred net operating losses and maintain a full valuation allowance against our net deferred assets. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance.

We recognize interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the years ended December 31, 2024 and 2023, we did not recognize any income tax related interest and penalties. We did not have any accruals for income tax related interest and penalties at December 31, 2024 and 2023.

Recent Accounting Pronouncements and Adopted Standards

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

Significant Contracts and Agreements Related to Research and Development Activities

Einstein License Agreement

On January 14, 2015, we entered into a license agreement, as amended and restated on July 31, 2017, and as further amended on October 30, 2018 and January 13, 2024, or the Einstein License, with Albert Einstein College of Medicine, or Einstein, for certain patent rights, or the Patents, relating to our core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. As of December 31, 2024, two of these milestones had been achieved, as we had filed an investigational new drug application, or IND, in 2019, and initiated the investigator sponsored Phase 1b neoadjuvant clinical trial for CUE-101 in 2021.
•
Incur minimum product development costs per year and meet certain diligence obligations until the first commercial sale of the first Licensed Product.

We were in compliance with our obligations under the Einstein License at December 31, 2024 and 2023.

The Einstein License expires upon the expiration of the last obligation to make royalty payments to Einstein which may be due with respect to certain Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions that will be triggered if we fail to meet our obligations thereunder.

We account for the costs incurred in connection with the Einstein License in accordance with ASC 730, Research and Development. For the years ended December 31, 2024 and 2023, costs incurred with respect to the Einstein License were $0.1 million and $7,000, respectively. Such costs are included in research and development costs in our consolidated statements of operations and comprehensive loss.

Pursuant to the Einstein License, we issued to Einstein 671,572 shares of our common stock in connection with the consummation of the initial public offering of our common stock on December 27, 2017.

See “Our License Agreement with Einstein” under Part I, Item 1 of this Annual Report on Form 10-K for additional discussion of the Einstein License.

Collaboration Agreement with LG Chem

On November 6, 2018, we entered into a Collaboration, License and Option Agreement, or the LG Chem Collaboration Agreement, with LG Chem Ltd., or LG Chem, pertaining to the development of CUE-101 and CUE-102 Immuno-STATs focused in the field of oncology.

Pursuant to the LG Chem Collaboration Agreement, we granted LG Chem an exclusive license to develop, manufacture and commercialize CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens, or the Drug Product Candidates, in Australia, Japan, Republic of Korea, Singapore, Malaysia, Vietnam, Thailand, Philippines, Indonesia, China (including Macau and Hong Kong) and Taiwan, which we refer to collectively as the LG Chem Territory. In June 2021, after ongoing discussions regarding the selection of the second of the two additional cancer antigens, LG Chem and the Company agreed to let the selection period expire without a second antigen being selected. We retain rights to develop and commercialize all assets included in the LG Chem Collaboration Agreement in the United States and in global markets outside of the LG Chem Territory. Under the LG Chem Collaboration Agreement, we will engineer the selected Immuno-STATs for up to three alleles, which are expected to include the predominant alleles in the LG Chem Territory, thereby enhancing our market reach by providing for greater patient coverage of populations in global markets, while LG Chem will establish a chemistry, manufacturing and controls, or CMC, process for the development and commercialization of selected Drug Product Candidates. In addition, LG Chem has the option to select one additional Immuno-STAT for an oncology target, or an Additional Immuno-STAT, for an exclusive worldwide development and commercialization license. On December 18, 2019, we and LG Chem entered into a global license and collaboration agreement, which was amended on November 5, 2020. We refer to such agreement, as amended, as the Global License and Collaboration Agreement. The Global License and Collaboration Agreement supersedes the provisions of the LG Chem Collaboration Agreement related to LG Chem’s option for an Additional Immuno-STAT, which agreement provided for effectiveness if and when LG Chem exercised its option, other than certain select provisions including the length of the option period and representations, warranties and covenants of the parties. On April 30, 2021, LG Chem’s option pursuant to the Global License and Collaboration Agreement expired.

Under the terms of the LG Chem Collaboration Agreement, LG Chem paid us a $5.0 million non-refundable, non-creditable upfront payment and purchased $5.0 million of shares of our common stock at a price per share equal to a 20% premium to the volume weighted-average closing price per share over the 30 trading day period immediately prior to the effective date of the LG Chem Collaboration Agreement. We are also eligible to receive additional aggregate payments of up to $400.0 million if certain research, development, regulatory and commercial milestones are successfully achieved. On May 16, 2019, we earned a $2.5 million milestone payment for the FDA’s acceptance of the IND for our lead drug product candidate, CUE-101, pursuant to the LG Chem Collaboration Agreement. On December 7, 2020, we earned a $1.25 million milestone payment on the selection of a preclinical candidate pursuant to the LG Chem Collaboration Agreement. On November 23, 2021, we earned a $3.0 million milestone payment for the selection of a Drug Product Candidate. In addition, the LG Chem Collaboration Agreement also provides that LG Chem will pay us tiered single-digit royalties on net sales of commercialized Drug Product Candidates, or Collaboration Products, in the LG Chem Territory on a product-by-product and country-by-country basis, until the later of expiration of patent rights in a country, the expiration of regulatory exclusivity in such country, or ten years after the first commercial sale of a Collaboration Product in such country, subject to certain royalty step-down provisions set forth in the LG Chem Collaboration Agreement.

Pursuant to the LG Chem Collaboration Agreement, the parties will share research costs related to Collaboration Products, and LG Chem will provide CMC process development for selected Drug Product Candidates and potentially additional downstream manufacturing capabilities, including clinical and commercial supply for Collaboration Products. In return for performing CMC process development, LG Chem is eligible to receive low-single digit percentage royalty payments on the sales of Collaboration Products sold in all countries outside the LG Chem Territory. For the years ended December 31, 2024 and 2023, we recognized revenue of less than $0.1 million and $0.3 million, respectively, related to the LG Chem

Collaboration Agreement. As of December 31, 2024, we had recorded $20.0 million in collaboration revenue related to this agreement since the agreement was entered into. The majority of the research phase of the LG Chem Collaboration Agreement was substantially completed by March 31, 2022.

On March 11, 2025 we and LG Chem entered into the Ninth Amendment to the LG Chem Collaboration Agreement. As of the date of the amendment, we regained our rights to the CUE-101 program which were licensed to LG Chem, and LG Chem terminated all of its rights to the same program. Pursuant to the Ninth Amendment, we agreed to make future payments to LG Chem, if and when, one or more potential scenarios related to the CUE-101 program occur up to a predetermined aggregate amount. LG Chem continues to maintain its interest and rights in the CUE-102 program, targeting WT1 expressing cancers, pursuant to the LG Chem Collaboration Agreement.

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

Collaboration and Option Agreement with Ono

On February 22, 2023, we entered into a strategic collaboration agreement, or the Ono Collaboration and Option Agreement, with Ono Pharmaceutical Co., Ltd., or Ono, to further develop CUE-401 and provide dedicated resources and capabilities to help advance CUE-401 toward the clinic. Under the terms of the Ono Collaboration and Option Agreement, Ono paid us an upfront payment and agreed to fully fund all research activities related to CUE-401 through a specified option period. During this option period, we were responsible for the research and development of CUE-401. Upon Ono’s exercise of its option to license CUE-401, we would have received an option exercise payment and been eligible for development and commercial milestone payments up to an aggregate of $220.0 million, as well as tiered royalties on sales. Upon any such exercise, Ono would have received worldwide rights to develop and commercialize CUE-401, with us retaining a 50% co-development and co-commercialization right in the United States. Our decision to elect the co-development and co-commercialization option could have been made within 30 days of Ono’s option exercise to license CUE-401.

Under the terms of the Ono Collaboration and Option Agreement, we performed research activities related to CUE-401 through a specified option period of 24 months, or the Research Term. During this Research Term, we were responsible for the execution of scientific investigation, nonclinical, preclinical, and clinical drug research and development activities designed to progress CUE-401 toward a potential IND and regulatory approval, collectively referred to as R&D. Ono was responsible for the funding of R&D activities performed by us. Per the Ono Collaboration and Option Agreement, as consideration for the R&D activities performed by us, Ono (i) has made a one-time, non-refundable, non-creditable upfront payment of $3.0 million to us in March 2023, and (ii) agreed to reimburse us for all costs incurred in conducting research, including (a) pass through costs from third party contractors and (b) full time employee salaries capped at $2.1 million in the first 18 months of the Research Term. Subsequently, we and Ono agreed to increase this cap for full time employee salaries to $3.1 million.

On March 11, 2025, we and Ono agreed to terminate the Ono Collaboration and Option Agreement, effective as of March 6, 2025. Effective upon termination, we regained worldwide development and commercialization rights for CUE-401 from Ono. At such time, the agreement had no further force or effect with the exception of certain customary provisions which are intended to survive termination and expiration of the agreement. .

As of the date of this Annual Report on Form 10-K, both Ono and the Company have satisfied all of their performance obligations and made all outstanding payments required under the agreement. Aside from the $3.0 million upfront payment and funding related to pass through costs, we do not believe that any variable consideration should be included in the transaction price as of December 31, 2024. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent we have a high degree of confidence that revenue would not be reversed in a subsequent reporting period. We will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. As of December 31, 2024 and 2023, we recognized revenue of

$9.2 million and $5.2 million, respectively, related to the Ono Collaboration and Option Agreement and recorded deferred revenue of $0.1 million and $2.1 million, respectively, on our consolidated balance sheets.

See “Our Collaboration and Option Agreement with Ono” under Part I, Item 1 of this Annual Report on Form 10-K for additional discussion of the Ono Collaboration and Option Agreement.

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

General and administrative expenses consist of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as professional fees, insurance costs, and other general corporate expenses. We expect general and administrative expenses to remain consistent in future periods as we continue to incur expenses related to our operation as a public company, which requires our ongoing compliance with certain laws and regulations.

Research and development expenses consist primarily of compensation expenses, fees paid to consultants, outside service providers and organizations (including research institutes at universities), facility expenses, and development and clinical trial expenses with respect to our drug product candidates. We charge research and development expenses to operations as they are incurred. We expect that our research and development expenses may increase in future periods based on our strategic re-prioritization of our autoimmune programs.

Interest Income

We earn interest income from cash invested in money market funds.

Results of Operations

Years Ended December 31, 2024 and 2023

Our consolidated statements of operations for the years ended December 31, 2024 and 2023, as discussed herein are presented below.

	2024	2023
Collaboration revenue	$9,287	$5,490
Operating expenses (income):
General and administrative	14,585	16,680
Research and development	36,295	40,802
(Gain) loss on fixed asset disposal	(93)	157
Total operating expenses	50,787	57,639
Loss from operations	(41,500)	(52,149)
Other income (expense):
Interest income	1,622	2,661
Interest expense	(796)	(1,245)
Total other income, net	826	1,416
Net loss	$(40,674)	$(50,733)

Collaboration Revenue

Collaboration revenue increased by $3.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was due to revenue recognized from the Ono Collaboration and Option Agreement executed in February 2023.

General and Administrative

General and administrative expenses decreased by $2.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This was due to a decrease in employee compensation, which includes stock-based compensation, of $1.5 million, and a decrease in professional fees of $0.6 million.

Research and Development

Research and development expenses decreased by $4.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This was due to a decrease in clinical trial costs of $2.5 million, a decrease in employee compensation, which includes stock-based compensation, of $1.3 million, and a decrease in manufacturing and lab costs of $0.7 million.

(Gain) Loss on Fixed Asset Disposal

Gain on fixed asset disposal was $0.1 million for the year ended December 31, 2024 compared to a loss on fixed asset disposal of $0.2 million for the year ended December 31, 2023. These gains and losses were recognized from the sale of laboratory equipment.

Interest Income

Interest income decreased by $1.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was due to less interest earned on cash and cash equivalents balances.

Interest Expense

Interest expense decreased by $0.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was due to less interest incurred from our Loan and Security Agreement, as amended, or the Loan Agreement, with Silicon Valley Bank, or SVB, a division of First Citizens Bank & Trust Company, or First Citizens Bank, as the loan principal balance decreased year over year.

Net Loss

As a result of the foregoing, our net loss decreased by $10.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities, cash received from Merck Sharp & Dohme Corp., LG Chem, and Ono under the respective collaboration agreements and borrowings under the Loan Agreement. At December 31, 2024 and December 31, 2023, we had cash and cash equivalents totaling $22.5 million and $48.5 million, respectively, available to fund our ongoing business activities. Additional information concerning our financial condition and results of operations is provided in the financial statements included in this Annual Report on Form 10-K.

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

In October 2021, we entered into an open market sale agreement, or the ATM Sales Agreement, with Jefferies LLC, or Jefferies, to sell shares of our common stock for aggregate gross proceeds of up to $80.0 million, from time to time, through an "at-the-market" equity offering program under which Jefferies acts as sales agent. The ATM Sales Agreement will terminate upon the earliest of (a) the sale of $80.0 million of shares of our common stock pursuant to the ATM Sales Agreement or (b) the termination of the ATM Sales Agreement by us or Jefferies. During the years ended December 31, 2024 and 2023, we sold 1,471,858 and 4,006,966 shares, respectively, of common stock under the ATM Sales Agreement for proceeds of $3.4 million and $13.4 million, respectively, net of commission paid, but excluding transaction expenses. As of December 31, 2024, we had sold an aggregate of 9,072,231 shares of common stock under the ATM Sales Agreement for proceeds of $40.4 million, net of commission paid, but excluding transaction expenses.

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

The Loan Agreement permits voluntary prepayment of all, but not less than all, of the Term Loans, subject to a prepayment premium except if the facility is refinanced with another First Citizens Bank facility. Such prepayment premium would be 1.00% of the principal amount of the Term Loans. Upon prepayment or repayment in full of the Term Loans, we will be required to pay a one-time final payment fee equal to 5.00% of the original principal amount of any funded Term Loans being repaid. The Loan Agreement, as amended, also requires us to have at all times on deposit in our accounts maintained with SVB, unrestricted and unencumbered cash in an amount equal to the lesser of (i) 100% of the dollar value of our consolidated cash, in the aggregate, at all financial institutions, and (ii) $20,000,000.

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

On September 26, 2024, we entered into an underwriting agreement, or the Underwriting Agreement, with Oppenheimer & Co. Inc., as representative of the several underwriters named therein, or, collectively, the Underwriters, relating to an underwritten public offering of (i) 11,564,401 shares, or the Shares, of our common stock, $0.001 par value per share, and accompanying common stock warrants, or the 2024 Common Stock Warrants, to purchase 2,891,100 shares of our common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants, or the 2024 Pre-Funded Warrants, to purchase 12,435,599 shares of our common stock and accompanying 2024 Common Stock Warrants to purchase 3,108,900 shares of common stock. All of the Shares, the 2024 Pre-Funded Warrants and the 2024 Common Stock Warrants were sold by us. Each Share was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.50, and each 2024 Pre-Funded Warrant was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.499, which is equal to the combined offering price per share of common stock and accompanying 2024 Common Stock Warrant less the $0.001 exercise price of each 2024 Pre-Funded Warrant. We received net proceeds from the offering of $10.8 million, after deducting underwriting discounts and commissions and offering expenses of

$1.2 million, and excluding any proceeds that may be received from exercise of the 2024 Common Stock Warrants and the 2024 Pre-Funded Warrants.

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

Cash Flows

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of December 31, 2024, will enable us to fund our operations into the fourth quarter of 2025. However, we will need to raise additional capital to fund our future operations and remain as a going concern. We expect to finance our future cash needs through a combination of equity offerings, collaborations, and other strategic alliances. Volatility in capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, we may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about our ability to continue as a going concern.

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the year ended December 31, 2024 and 2023:

	December 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(36,329)	$(39,961)
Investing activities	32	25,002
Financing activities	10,243	11,860
Net decrease in cash, cash equivalents, and restricted cash	$(26,054)	$(3,099)

Operating Activities

Net cash used in operating activities decreased by $3.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This was primarily attributable to a lower net loss recognized during the year ended December 31, 2024, as well as decreases in research and development contract liabilities, accrued expenses, and stock based compensation, partially offset by an increase in accounts receivable.

Investing Activities

Net cash provided by investing activities decreased by $25.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This was due to redemptions of marketable securities during the year ended December 31, 2023.

Financing Activities

Net cash provided by financing activities decreased by $1.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This was primarily due to a decrease in proceeds received from sales pursuant to our ATM Sales Agreement in 2024 compared to 2023, partially offset by net proceeds received from our underwritten public offering in September 2024.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of our Immuno-STAT platform and continue ongoing and initiate new clinical trials of and seek marketing approval for our drug product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

•
continue to assess maturing clinical data of our CUE-100 series, including CUE-101 and CUE-102, which we have deprioritized;
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
•
expand our manufacturing, quality, operational, financial and management systems, including personnel to support these functions;
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

Under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Since we currently believe that our existing cash and cash equivalents, as of December 31, 2024, and our current operating plan will enable us to fund our operations into the fourth quarter of 2025, we have determined that this cash runway of less than 12 months from the date of issuance of our financial statements included in this Annual Report on Form 10-K, along with our accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of our financial statements included in this Annual Report on Form 10-K. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity offerings, collaborations, and other strategic alliances, and, depending on the availability and level of additional financings, and cash expenditure reduction, there is no guarantee that we will be successful in these mitigation efforts.

We will need to raise additional capital or incur additional indebtedness to continue to fund our operations in the near term. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market drug product candidates that we would otherwise prefer to develop and market ourselves, which could adversely affect our business prospects, and we may be unable to continue our operations. Because of numerous risks and uncertainties associated with the research, development and commercialization of our drug product candidates, we are unable to estimate the exact amount of our working capital requirements. Factors that may affect our planned future capital requirements and accelerate our need for additional working capital include the following:

•
the progress, timing, scope and costs of our clinical trials, including the ability to timely enroll patients in our ongoing, planned and any future clinical trials;
•
our ability to secure third party support through partnerships and collaborations to further develop the CUE-100 series programs, including CUE-101 and CUE-102, as well as CUE-501;
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

We recognized a right of use asset of $9.1 million and an operating lease liability of $9.1 million which were recorded as of the Term Commencement Date (as defined below) related to the License.

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

On May 3, 2022, we entered into the First Amendment to the License, or the First Amendment, with the Licensor, pursuant to which the License was expanded to include an additional room effective July 15, 2022. In consideration of the First Amendment, the security deposit was increased from $225,760 to $235,884 effective July 15, 2022. Upon execution of the First Amendment, we prepaid three months of rent, two of which will be held in escrow and credited against future rent payments and the other of which was applied to the first month’s rent. Effective July 15, 2022, the monthly rental rate under the First Amendment increased to $209,700 from $200,700. During the year ended December 31, 2022, we recognized a right of use asset of $0.4 million and short and long term operating lease liabilities of $0.1 million and $0.3 million, respectively, using a discount rate of 8%, which were recorded as of the Term Commencement Date related to the License.

On May 31, 2022, we entered into an operating lease for additional laboratory space at 40 Guest Street, Boston, Massachusetts for the period from December 1, 2022, through December 1, 2024, or the 40G Additional Laboratory Lease. The 40G Additional Laboratory Lease contains escalating payments during the lease period. The monthly rental rate under the 40G Additional Laboratory Lease was $59,153 for the first 12 months and $61,519 for the remainder of the initial term. Under the terms of the 40G Additional Laboratory Lease, we prepaid three months of rent, two of which are held in escrow and credited against future rent payments and the other of which was applied to the first month’s rent. On November 20, 2024, we extended the lease through July 14, 2026. The monthly rental rate is $61,519 through November 30, 2025 and $63,979 for the remainder of the term until July 14, 2026. During the year ended December 31, 2024, we recognized a right of use asset of $1.1 million and a short and long term operating lease liability of $0.7 million, and $0.4 million, respectively, using a discount rate of 10%, which were recorded as of the Term Commencement Date related to the 40G Additional Laboratory Lease, as amended.

For the year ended December 31, 2024, we recorded $0.3 million in interest expense to the lease liability.

At December 31, 2024, we recorded an operating lease right-of-use asset of $4.4 million, as well as corresponding short-term and long-term operating lease liabilities of $3.5 million and $1.0 million, respectively. At December 31, 2023, we recorded an operating lease right-of-use asset of $6.3 million, as well as corresponding short-term and long-term operating lease liabilities of $3.4 million and $3.2 million, respectively. As of December 31, 2024 and 2023, a security deposit of $0.5 million was included in deposits on our consolidated balance sheet related our leases.

Manufacturing Agreement with Catalent

We have entered into agreements with Catalent Pharma Solutions, LLC or Catalent, for Catalent to provide us with contracted manufacturing services related to the manufacture of CUE-401 materials and CUE-101 late stage process optimization. Work related to these services began in 2023, and at December 31, 2024, work totaling $8.4 million is still to be performed.

Einstein License Agreement

Our commitments with respect to the Einstein License are summarized above at “Significant Contracts and Agreements Related to Research and Development Activities.”

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (the 2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a non-accelerated filer and a "smaller reporting company", as defined in Rule 12b-2 under the Exchange Act, our independent registered public accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Item 9B. Other Information.

(b) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 (other than the information required by Item 402(v) of Regulation S-K) is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by this Item 12 is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cue Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cue Biopharma, Inc. and its subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and used cash in operations in each of the two years ended December 31, 2024 and 2023. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Research and Development Costs of Clinical Trials

As discussed in Note 2 to the financial statements, the Company accounts for the research and development costs relating to clinical trials based on estimates of costs incurred through the balance sheet date. This process involves estimating the associated costs incurred and recording accruals or prepayments as appropriate. The Company’s accrual for contract services costs relating to its clinical trials totaled $0.8 million at December 31, 2024, as disclosed in Note 6.

We identified the accounting for research and development costs of clinical trials to be a critical audit matter because auditing the Company’s analysis of costs incurred is complex as the information necessary to make an estimate is accumulated from multiple sources and there may be delays in invoicing from clinical study sites and other vendors, or payments may depend on factors such as the achievement of clinical trial milestones. Additionally, in certain circumstances, it requires judgment, as the timing and pattern of vendor invoicing may not correspond to the level of services provided.

Our audit procedures related to clinical trials expense included, among others:

o
Tested the accuracy and completeness of the underlying data used in the estimates and evaluated the reasonableness of assumptions used by management.
o
Inspected certain contracts with third parties and related information received by the Company to test proper recording of costs incurred to date, contract service periods, and services and/or deliverables to be provided within each contract.
o
Corroborated the progress of research and development activities through discussion with the Company’s research and development personnel, specifically those who oversee the projects, and confirmations with certain third parties.
o
Tested subsequent invoices received from third parties and cash disbursements to assess completeness of recorded accruals or prepaids, as appropriate.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Boston, Massachusetts

March 31, 2025

CUE BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$22,459	$48,514
Accounts receivable	945	1,698
Deposits, current portion	929	287
Prepaid expenses and other current assets	805	955
Total current assets	25,138	51,454
Property and equipment, net	471	795
Operating lease right-of-use asset	4,370	6,323
Deposits, net of current portion	1,955	2,690
Restricted cash	152	151
Other long term assets	105	117
Total assets	$32,191	$61,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,823	$3,501
Accrued expenses	2,908	4,137
Research and development contract liability	85	2,112
Operating lease liabilities, current portion	3,540	3,368
Current portion of long-term debt, net	4,333	3,963
Total current liabilities	13,689	17,081
Operating lease liabilities, net of current portion	1,003	3,162
Long-term debt, net	—	4,202
Total liabilities	$14,692	$24,445
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized – 10,000,000 shares; issued and outstanding – none	—	—
Common stock, $0.001 par value; 200,000,000 and 100,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 61,819,101 shares and 47,215,116 shares issued and outstanding at December 31, 2024 and 2023, respectively	62	47
Additional paid-in capital	359,301	338,228
Accumulated deficit	(341,864)	(301,190)
Total stockholders’ equity	17,499	37,085
Total liabilities and stockholders’ equity	$32,191	$61,530

The accompanying notes are an integral part of these consolidated financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except shares and per share amounts)

	Years Ended December 31,
	2024	2023
Collaboration revenue	$9,287	$5,490
Operating expenses (income):
General and administrative	14,585	16,680
Research and development	36,295	40,802
(Gain) loss on fixed asset disposal	(93)	157
Total operating expenses	50,787	57,639
Loss from operations	(41,500)	(52,149)
Other income (expense):
Interest income	1,622	2,661
Interest expense	(796)	(1,245)
Total other income, net	826	1,416
Net loss	$(40,674)	$(50,733)
Unrealized gain from available-for-sale securities	—	96
Comprehensive loss	$(40,674)	$(50,637)
Net loss per common share – basic and diluted	$(0.72)	$(1.11)
Weighted average common shares outstanding – basic and diluted	56,328,348	45,754,794

The accompanying notes are an integral part of these consolidated financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares and per share amounts)

	Common Stock		Additional Paid-	Accumulated Other		Total
	Shares	Par Value	in Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2022	43,042,548	$43	$316,192	(96)	$(250,457)	$65,682
Issuance of common stock from ATM offering, net of sales agent commission and fees	4,006,966	4	13,383	—	—	13,387
Stock-based compensation	—	—	8,180	—	—	8,180
Exercise of stock options	165,602	—	473	—	—	473
Unrealized gain from available-for-sale securities	—	—	—	96	—	96
Net loss	—	—	—	—	(50,733)	(50,733)
Balance, December 31, 2023	47,215,116	$47	$338,228	$—	$(301,190)	$37,085
Issuance of common stock from ATM offering, net of sales agent commission and fees	1,471,858	1	3,410	—	—	3,411
Issuance of common stock, warrants and pre-funded warrants, net of issuance costs	11,564,401	12	10,801	—	—	10,813
Stock-based compensation	—	—	6,846	—	—	6,846
Issuance of common stock upon exercise of warrants and pre-funded warrants, net	1,567,726	2	16	—	—	18
Net loss	—	—	—	—	(40,674)	(40,674)
Balance, December 31, 2024	61,819,101	$62	$359,301	$—	$(341,864)	$17,499

The accompanying notes are an integral part of these consolidated financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(40,674)	$(50,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	397	556
Stock-based compensation	6,846	8,180
Decrease in the carrying amount of right-of-use assets	1,953	2,880
Amortization of premium/discount on purchased securities	—	(234)
(Gain) loss on fixed asset disposal	(93)	157
Amortization of debt issuance costs	37	37
Accretion of final payment of term loan	130	130
Changes in operating assets and liabilities:
Account receivable	753	(1,641)
Prepaid expenses and other current assets	150	(401)
Deposits	93	426
Accounts payable	(678)	770
Accrued expenses	(1,229)	588
Research and development contract liability	(2,027)	2,112
Operating lease liability	(1,987)	(2,788)
Net cash used in operating activities	(36,329)	(39,961)
Cash flows from investing activities:
Purchases of property and equipment	(66)	—
Cash received from sale of fixed asset	98	2
Redemption of marketable securities	—	25,000
Net cash provided by investing activities	32	25,002
Cash flows from financing activities:
Proceeds from ATM offering, net of sales agent commission and fees	3,411	13,387
Proceeds from issuance of common stock, warrants and pre-funded warrants, net of transaction costs	10,813	—
Repayment of term loans	(3,999)	(2,000)
Proceeds from the exercise of stock options	—	473
Issuance of common stock upon exercise of warrants and pre-funded warrants, net	18	—
Net cash provided by financing activities	10,243	11,860
Net decrease in cash, cash equivalents, and restricted cash	(26,054)	(3,099)
Cash, cash equivalents, and restricted cash at beginning of year	48,665	51,764
Cash, cash equivalents, and restricted cash at end of year	$22,611	$48,665
Supplemental disclosures of cash flow information:
Cash paid for interest	$669	$1,003
Right-of-use asset and lease liability (new lease)	$1,119	$—

The accompanying notes are an integral part of these consolidated financial statements.

CUE BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2024 and 2023

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company is in the development stage and has incurred recurring losses and negative cash flows from operations since inception. As of December 31, 2024, the Company had cash and cash equivalents of $22.5 million. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund research and development costs in order to seek approval for commercialization of its drug product candidates. While the Company is exploring raising additional capital through a combination of equity offerings, collaborations, and other strategic alliances, and, depending on the availability and level of additional financings, and cash expenditure reduction, there is no guarantee that the Company will be successful in these mitigation efforts. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop and commercialize the Company’s drug product candidates in order to generate future revenue streams. Therefore, management has determined that the Company’s accumulated deficit, history of losses, negative cash flows from operations and future expected losses raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented.

Public Offerings and Private Placement

In October 2021, the Company entered into an open market sale agreement (the “ATM Sales Agreement”) with Jefferies LLC ("Jefferies"), as agent, to sell shares of the Company’s common stock for aggregate gross proceeds of up to $80 million, from time to time, through an at-the-market equity offering program. The ATM Sales Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of the Company’s common stock pursuant to the ATM Sales Agreement or (b) the termination of the ATM Sales Agreement by the Company or Jefferies. During the year ended December 31, 2024, the Company sold 1,471,858 shares of common stock under the ATM Sales Agreement for proceeds of $3.4 million, net of commissions paid, but excluding transaction expenses. As of December 31, 2024, the Company had sold an aggregate of 9,072,231 shares of common stock under the ATM Sales Agreement for proceeds of $40.4 million, net of commissions paid, but excluding transaction expenses, since its inception.

On November 14, 2022, the Company entered into securities purchase agreements with accredited investors pursuant to which, on November 16, 2022, the Company issued and sold to such investors in a private placement an aggregate of 7,656,966 shares of common stock and, in lieu of shares of common stock to certain investors, pre-funded warrants (the "2022 Pre-Funded Warrants") to purchase an aggregate of 1,531,440 shares of common stock, and, in each case, accompanying warrants (the "2022 Common Stock Warrants," and together with the 2022 Pre-Funded Warrants, the “2022 Warrants”) to purchase an aggregate of up to 9,188,406 additional shares of common stock (or 2022 Pre-Funded Warrants in lieu thereof) at a price of $3.265 per share and accompanying 2022 Common Stock Warrant (or $3.2649 per 2022 Pre-Funded Warrant and accompanying 2022 Common Stock Warrant), (such financing, the "PIPE Financing"). The exercise price of the 2022 Common Stock Warrants is $3.93 per share, or if exercised for a 2022 Pre-Funded Warrant in lieu thereof, $3.9299 per 2022 Pre-Funded Warrant. The exercise price of the 2022 Pre-Funded Warrants is $0.0001 per share. The 2022 Common Stock

Warrants are exercisable at any time after they are issued and ending on the fifth anniversary of the closing. The 2022 Pre-Funded Warrants are exercisable at any time after they are issued and will not expire. The Company received aggregate gross proceeds from the PIPE Financing of $30 million, before deducting placement agent fees and offering expenses of $2.6 million. Piper Sandler & Co. acted as lead placement agent and Public Ventures LLC acted as co-placement agent for the PIPE Financing. At December 31, 2024, the weighted average exercise price of the 2022 Warrants is $3.93 and the weighted average contractual life is 2.87 years.

On September 26, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters named therein (collectively, the “Underwriters”), relating to an underwritten public offering of (i) 11,564,401 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share, and accompanying common stock warrants (the “2024 Common Stock Warrants”) to purchase 2,891,100 shares of the Company’s common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants (the “2024 Pre-Funded Warrants,” and together with the 2024 Common Stock Warrants, the “2024 Warrants”) to purchase 12,435,599 shares of the Company’s common stock and accompanying 2024 Common Stock Warrants to purchase 3,108,900 shares of the Company’s common stock. All of the Shares and the 2024 Warrants were sold by the Company. Each Share was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.50, and each 2024 Pre-Funded Warrant was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.499, which is equal to the combined offering price per share of common stock and accompanying 2024 Common Stock Warrant less the $0.001 exercise price of each 2024 Pre-Funded Warrant. The Company received net proceeds from the offering of $10.8 million, after deducting underwriting discounts and commissions and offering expenses of $1.2 million, and excluding any proceeds that may be received from exercise of the 2024 Warrants. At December 31, 2024, the weighted average exercise price of the 2024 Warrants is $0.50 and the weighted average contractual life is 4.75 years.

The 2022 Warrants and 2024 Warrants are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the 2022 Pre-Funded Warrants and 2024 Pre-Funded Warrants do not provide any guarantee of value or return, and do not have an expiration date. The 2022 Warrants and 2024 Warrants met the permanent equity criteria classification, and have been classified as a component of permanent equity in the Company's consolidated financial statements.

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

Cash Concentrations

The Company maintains its cash balances with financial institutions in federally insured accounts and may periodically have cash balances in excess of insurance limits. The Company maintains its accounts with financial institutions with a high credit rating. The Company has not experienced any losses to date from the Company’s deposits with these financial institutions and believes that it is not exposed to any significant credit risk on cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company invests available cash in money market funds.

Marketable Securities

Marketable securities consist of investments with original maturities greater than ninety days and less than one year from the date of the Company’s consolidated balance sheets. The Company classifies all of its investments as available-for-sale securities. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are recognized and determined on a specific identification basis and are included in comprehensive loss. Realized gains and losses are determined on a specific identification basis and are included in other income on the consolidated statements of operations and comprehensive loss. Amortization and accretion of discounts and premiums is recorded in interest income. The Company did not invest in any marketable securities as of December 31, 2024 and 2023.

Restricted Cash

The Company had $0.2 million in restricted cash deposited with a separate commercial bank to collateralize Company credit cards as of December 31, 2024 and 2023.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date. The Company recorded $11,000 of amortization expense related to the trademark for the years ended December 31, 2024 and 2023.

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

Nonrefundable advance payments are recognized as an expense as the related services are performed. The Company evaluates whether it expects the services to be rendered at each quarter end and year end reporting date. If the Company does not expect the services to be rendered, the advance payment is charged to expense. Nonrefundable advance payments for research and development services are included in prepaid and other current assets on the Company’s consolidated balance sheets. To the extent that a nonrefundable advance payment is for contracted services to be performed within 12 months from the reporting date, such advance is included in current assets; otherwise, such advance is included in non-current assets.

The Company evaluates the status of its research and development agreements and contracts, and the carrying amount of the related assets and liabilities, at each quarter end and year end reporting date, and adjusts the carrying amounts and their classification on the Company’s consolidated balance sheets as appropriate.

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable drug product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to general and administrative expense as incurred. For the years ended December 31, 2024 and 2023, patent expenses were $2.2 million and $2.5 million, respectively.

Licensing Fees and Costs

Licensing fees and costs consist primarily of costs relating to the acquisition of the Company’s license agreement with the Albert Einstein College of Medicine, including related royalties, maintenance fees, milestone payments and product development costs. Licensing fees and costs are charged to research and development expense as incurred.

Long-Lived Assets

The Company reviews long-lived assets, consisting of property and equipment, for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the Company’s consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

Leases

The Company accounts for leases under ASC 842, Leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability for most lease arrangements on the Company’s consolidated balance sheets. Under the standard, disclosure of key information about leasing arrangements to assist users of the financial statements with assessing the amount, timing and uncertainty of cash flows arising from leases are required.

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

The fair value of stock options and restricted stock units is determined utilizing the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of the Company's stock over the expected term, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the current yield at the grant date; the Company has never declared or paid dividends and has no plans to do so for the foreseeable future. As permitted by Staff Accounting Bulletin No. 107, due to the Company’s limited trading history and option activity, management utilizes the simplified method to estimate the expected term of options at the date of grant. The exercise price is determined based on the fair value of the Company's common stock at the date of grant. The Company accounts for forfeitures as they occur.

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

For the years ended December 31, 2024 and 2023, there is no provision for income taxes in the U.S. because the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred assets. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the years ended December 31, 2024 and 2023, the Company did not recognize any income tax related interest and penalties. The Company did not have any accruals for income tax related interest and penalties at December 31, 2024 and 2023.

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

Per ASC 260-10-45-13, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic EPS. The Financial Accounting Standards Board (“FASB”) proposed that warrants or options exercisable for little to no cost (sometimes referred to as “penny warrants”) be included in the denominator of basic EPS (and therefore diluted EPS) once there were no further vesting conditions or contingencies associated with them. The Company included 12,435,599 and 1,531,440 pre-funded warrants in the denominator of basic EPS at December 31, 2024 and 2023, respectively.

At December 31, 2024 and 2023, the Company excluded the securities summarized below, which entitled the holders thereof to acquire shares of common stock, from its calculation of EPS, as their effect would have been anti-dilutive.

	December 31,
	2024	2023
Common stock warrants	15,151,906	9,188,406
Common stock options	10,836,838	10,800,379
Total	25,988,744	19,988,785

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

The Company had $21.8 million in cash equivalents that were measured and recorded at fair value on the Company’s consolidated balance sheets at December 31, 2024. The Company had $39.1 million in cash equivalents that were measured and recorded at fair value on the Company’s consolidated balance sheets at December 31, 2023.

The carrying value of financial instruments (consisting of cash, a certificate of deposit, debt, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements

ASU 2023-07 - Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in ASC 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07 effective December 31, 2024.

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company's CODM is the chief executive officer.

The Company is in the development stage, has not yet earned revenue from product sales, and has incurred recurring losses and negative cash flows from operations since inception. The Company operates as a single reporting segment, focused on developing a novel class of therapeutic biologics to selectively modulate disease-specific T cells directly within the patient’s body. The CODM manages and allocates resources to the operations of the Company on a total company basis and therefore does not measure separate segment profit or loss. Managing and allocating resources on a total company basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions and research and development programs that are in line with the Company’s long-term strategic corporate goals. Consistent with this decision-making process, the CODM uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. Operating expenses are used to monitor budget versus actual results. All the Company’s long-lived assets are held in the United States and all the Company’s revenues since inception have been earned from collaboration agreements as none of the company's drug product candidates have yet been approved for commercial sale. The resources utilized for any specific purpose may vary significantly and will depend on a number of factors, including, but not limited to, the Company’s research and development activities and programs, clinical testing, regulatory approval, market conditions, and changes in or revisions to the Company’s business strategy and technology development plans.

ASU 2023-09 - Income Taxes

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$21,813	$—	$—	$21,813
Marketable securities	—	—	—	—
Total	$21,813	$—	$—	$21,813

	Fair Value Measurements as of December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$39,148	$—	$—	$39,148
Marketable securities	—	—	—	—
Total	$39,148	$—	$—	$39,148

As of December 31, 2024 and 2023, the Company invested $21.8 million and $39.1 million, respectively in money market funds, which were classified as cash equivalents on the Company's consolidated balance sheets. The Company measured its cash equivalents using Level 1 inputs for identical securities. During the years ended December 31, 2024 and 2023, there were no transfers between Level 2 and Level 3.

4. Property and Equipment, Net

Property and equipment, net as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Laboratory equipment	$3,785	$4,069
Furniture and fixtures	68	81
Computer equipment	180	143
Leasehold improvements	118	118
Total property and equipment	4,151	4,411
Less accumulated depreciation	(3,680)	(3,616)
Property and equipment, net	$471	$795

Depreciation expense for the years ended December 31, 2024 and 2023 was included in the consolidated statements of operations and comprehensive loss as follows:

	Years Ended December 31,
	2024	2023
	(in thousands)
General and administrative	$17	$19
Research and development	368	526
Depreciation total	$385	$545

The depreciation reported above excludes $11,000 of trademark amortization recorded in the year ended December 31, 2024, and $11,000 of trademark amortization and $80,000 of capitalized license amortization recorded during the year ended December 31, 2023.

During the year ended December 31, 2024, the Company disposed of lab equipment and furniture and fixtures of $0.3 million and recorded a gain of $0.1 million for cash collected for the sale of lab equipment, which is included in the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2023, the Company sold fully depreciated lab equipment with an acquisition cost of $41,000 and collected cash of $2,000, and disposed of gross assets of $1.3 million. The Company recorded a loss on the sale of fixed assets of $0.2 million, which is presented in operating expenses on the consolidated statements of operations and comprehensive loss.

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

The Term Loans bear interest at a floating rate per annum equal to the greater of (A) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.25% and (B) 5.50%. The Term Loans were interest only from the Closing Date through June 30, 2023, after which the Company is required to pay 30 equal monthly installments of principal. At December 31, 2024, the interest rate was 10.00% which is based on the prime rate plus 2.25%.

The Term Loans may be prepaid in full with payment of a 1.00% prepayment premium. Upon prepayment or repayment in full of the Term Loans, the Company will be required to pay a one-time final payment fee equal to 5.00% of the original principal amount of any funded Term Loans being repaid. This one-time final payment fee is recorded to interest expense using the effective interest method over the period of the Term Loans in the consolidated statements of operations and comprehensive loss.

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

During the years ended December 31, 2024 and 2023, the Company recognized interest expense related to the Term Loans of $0.6 million and $1.0 million, respectively. For both the years ended December 31, 2024 and 2023, the Company recognized interest expense related to accretion of the final repayment of $0.1 million. As of December 31, 2024 the Company has recorded a short term liability for the net remaining balance due on the loans of $4.0 million. The loans are due to be paid in full by December 1, 2025.

Debt Issuance Costs

The Company incurred a total of $142,000 in debt issuance costs upon entering into the Loan Agreement. Debt issuance costs are deferred, presented as a reduction of debt, and are amortized using the effective interest rate method over the term of the loan. For both the years ended December 31, 2024 and 2023, the Company recorded approximately $37,000 in amortization of debt issuance costs to interest expense in the consolidated statements of operations and comprehensive loss. At December 31, 2024, the Company recorded the $37,000 of debt issuance costs to short term contra-liabilities.

As of December 31, 2024 the Company recorded a $4.3 million short term liability consisting of the net remaining balance due on the loans of $4.0 million, plus $370,000 of accretion of the final payment, less $37,000 of unamortized issuance costs. The loans are due to be paid in full by December 1, 2025.

6. Accrued Expenses

Accrued expenses as of December 31, 2024 and 2023 are summarized as follows:

	December 31,
(In thousands)	2024	2023
Employee and board compensation	$1,812	$2,219
Contract research services	773	1,411
Professional services	314	344
Contract manufacturing services	9	163
Total	$2,908	$4,137

7. Einstein License Agreement

On January 14, 2015, the Company entered into a license agreement, as amended and restated on July 31, 2017 and as further amended on October 30, 2018 and January 13, 2024 (the “Einstein License”), with Albert Einstein College of Medicine (“Einstein”) for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. Payments made upon achievement of milestones are nonrefundable and are not creditable against any other payment due to Einstein. At December 31, 2024, the Company has made aggregate payments totaling $1.2 million since inception with respect to achievement of these milestones.
•
Incur minimum product development costs until the first commercial sale of the first licensed product.

The Company was in compliance with its obligations under the Einstein License at December 31, 2024 and 2023.

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

Pursuant to the plans, during the year ended December 31, 2024, the Company granted stock options to purchase 4,383,300 shares of the Company’s common stock, no options to purchase shares of common stock were exercised, and 1,404,493 shares of common stock were cancelled. At December 31, 2024, stock options for 15,307,821 shares of common stock and 320,000 restricted stock units had been granted and 365,114 shares of common stock were reserved for future grants under the Omnibus Plan, and stock options for 494,600 shares of common stock had been granted and no shares of common stock were reserved for future grants under the Non-Employee Plan. In the aggregate, at December 31, 2024, stock options for a total of 15,802,421 shares of common stock and 320,000 restricted stock units had been granted and 365,114 shares of common stock were reserved for future grants. Such grants are accounted for as stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees.

Stock Option Valuation

For stock options requiring an assessment of value during the years ended December 31, 2024 and 2023, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	December 31,
	2024	2023
Risk-free interest rate	3.95 to 4.43%	3.40 to 4.21%
Expected dividend yield	0%	0%
Expected volatility	75.73-86.52%	97.0-114.21%
Expected life	5.5 to 6.25 years	5.5 to 6.25 years

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the stock option award; as permitted by Staff Accounting Bulletin 107, due to insufficient history of stock option activity, management has utilized the simplified approach to estimate the expected term of the stock options, which represents the period of time that stock options granted are expected to be outstanding; the expected volatility is based upon historical volatility of the Company's stock; and the expected dividend yield based upon the Company’s current dividend rate and future expectations.

A summary of stock option activity for the years ended December 31, 2024 and 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2022	6,173,867	$9.60	5.05
Granted	2,591,900	3.64
Exercised	(165,602)	2.86
Cancelled	(1,107,248)	4.76
Stock options outstanding at December 31, 2023	7,492,917	8.41	6.12
Granted	4,383,300	1.41
Exercised	—	—
Cancelled	(1,404,493)	7.39
Stock options outstanding at December 31, 2024	10,471,724	5.61	7.27
Stock options exercisable at December 31, 2024	5,147,383	$9.12	5.46

The Company recognized $6.8 million and $8.2 million, in stock-based compensation expense during the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, total unrecognized stock-based compensation was $6.0 million, which is expected to be recognized as an operating expense in the Company’s consolidated statements of operations and comprehensive loss through June 2028. The weighted average remaining recognition period of unrecognized stock-based compensation was 1.79 years at December 31, 2024.

The aggregate intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2024 was zero based on a weighted average exercise price of $9.12 per share. The aggregate intrinsic value of options is calculated as the difference of the market close price of $1.09 on December 31, 2024, and the weighted average exercise price of $9.12, with a weighted average remaining contractual term of 5.46.

The aggregate intrinsic value of exercisable but unexercised in-the-money stock options of 4,597,265 at December 31, 2023 was $594 based on a weighted average exercise price of $10.18 per share. The aggregate intrinsic value of options is calculated as the difference of the market close price of $2.64 on December 31, 2023, and the weighted average exercise price of $10.18, with a weighted average remaining contractual term of 4.50 years.

Stock-based Compensation

Stock-based compensation for the years ended December 31, 2024 and 2023 was included in the consolidated statements of operations and comprehensive loss as follows:

	December 31,
(In thousands)	2024	2023
General and administrative	$3,464	$3,687
Research and development	3,382	4,493
Total	$6,846	$8,180

9. Warrants

On September 26, 2024, the Company entered into the Underwriting Agreement with Oppenheimer & Co. Inc., as representative of the Underwriters, relating to an underwritten public offering of (i) 11,564,401 shares of the Company’s common stock, $0.001 par value per share, and accompanying common stock warrants to purchase 2,891,100 shares of common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants to purchase 12,435,599 shares of common stock and accompanying common stock warrants to purchase 3,108,900 shares of common stock. All of the Shares and the 2024 Warrants were sold by the Company. Each Share was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.50, and each 2024 Pre-Funded Warrant was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.499, which is equal to the combined offering price per share of common stock and accompanying 2024 Common Stock Warrant less the $0.001 exercise price of each 2024 Pre-Funded Warrant. The Company received net proceeds from the offering of $10.8 million, after deducting underwriting discounts and commissions and offering expenses of $1.2 million, and excluding any proceeds that may be received from exercise of the 2024 Warrants. At December 31, 2024 5,963,500 of the 2024 Common Stock Warrants and 12,435,599 of the 2024 Pre-Funded Warrants remain outstanding.

On November 16, 2022 the Company issued 9,188,406 warrants with an exercise price of $3.93 and a 5-year term and 1,531,440 pre-funded warrants at a nominal exercise price of $0.0001 per share. The Company recorded cash received from 7,656,966 shares of common stock, 9,188,406 2022 Common Stock Warrants and 1,531,440 2022 Pre-Funded Warrants to additional paid in capital in the amount of $27.4 million, net of placement fees of $2.6 million during the year ended December 31, 2022. At December 31, 2024, 9,188,406 of the 2022 Common Stock Warrants and zero of the 2022 Pre-Funded Warrants remained outstanding. At December 31, 2023 9,188,406 of the 2022 Common Stock Warrants and 1,531,440 of the 2022 Pre-Funded Warrants remained outstanding.

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

Collaboration Agreement with LG Chem

On November 6, 2018, the Company entered into a collaboration agreement (the “LG Chem Collaboration Agreement”) with LG Chem Ltd. (“LG Chem”) related to the development of the Company’s CUE-101 and CUE-102 Immuno-STATs focused in the field of oncology. Pursuant to the LG Chem Collaboration Agreement, the Company granted LG Chem an exclusive license to develop, manufacture and commercialize CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens, in Australia and certain Asian countries (collectively, the “LG Chem Territory”). On April 30, 2021, LG Chem’s option pursuant to the Global License and Collaboration Agreement entered into between the Company and LG Chem on December 18, 2019 and as amended on November 5, 2020 (the "Global License and Collaboration Agreement"), expired, and accordingly the Company no longer has any material obligations under the Global License and Collaboration Agreement. In June 2021, after ongoing discussions regarding the selection of the second of the two additional cancer antigens, LG Chem and the Company agreed to let the selection period expire without a second antigen being selected. The Company retains rights to develop and commercialize all assets included in the LG Chem Collaboration Agreement in the United States and in global markets outside of the LG Chem Territory. In exchange for the licenses and other rights granted to LG Chem under the LG Chem Collaboration Agreement, LG Chem made a $5.0 million equity investment in common stock of the Company and a $5.0 million nonrefundable up-front cash payment. The Company is also eligible to receive up to an additional $400.0 million in research, development, regulatory and sales milestones. In addition, the LG Chem Collaboration Agreement also provides that LG Chem will pay the Company tiered single-digit percentage royalties on net sales of commercialized drug product candidates in the LG Chem Territory.

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

On March 11, 2025 the Company and LG Chem entered into the Ninth Amendment to the LG Chem Collaboration Agreement. As of the date of the amendment, the Company regained its rights to the CUE-101 program which had been licensed to LG Chem, and LG Chem terminated all of its rights to the same program. Pursuant to the Ninth Amendment, the Company agreed to make future payments to LG Chem, if and when, one or more potential scenarios related to the CUE-101 program occur up to a predetermined aggregate amount. LG Chem continues to maintain its interest and rights in the CUE-102 program, targeting WT1 expressing cancers, pursuant to the LG Chem Collaboration Agreement.

Aside from the $6.8 million in milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price as of December 31, 2024. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the years ended December 31, 2024 and 2023, the Company recognized revenue of less than $0.1 million and $0.3 million, respectively, related to the LG Chem Collaboration Agreement. The Company did not record short or long-term research and development liabilities on its consolidated balance sheets dated December 31, 2024 and December 31, 2023, as the performance obligation was met and completed. Research and development cost sharing provisions under the agreement expired on March 31, 2022, and thereafter, the Company recognized revenue on intellectual patent filing passthrough costs in the LG Chem Territory.

Collaboration and Option Agreement with Ono

On February 22, 2023, the Company entered into a strategic collaboration agreement (the "Ono Collaboration and Option Agreement") with Ono Pharmaceutical Co., Ltd. ("Ono") to further develop CUE-401 and provide dedicated resources and capabilities to help advance CUE-401 toward the clinic. Under the terms of the Ono Collaboration and Option Agreement, Ono paid the Company an upfront payment and agreed to fully fund all research activities related to CUE-401 through a specified option period. During this option period, the Company was responsible for the research and development of CUE-401. Upon Ono’s exercise of its option to license CUE-401, the Company would have received an option exercise payment and been eligible for development and commercial milestone payments up to an aggregate of $220.0 million, as well as tiered royalties on sales. Upon any such exercise, Ono would have received worldwide rights to develop and commercialize CUE-401, with the Company retaining a 50% co-development and co-commercialization right in the United States. The Company’s decision to elect the co-development and co-commercialization option could have be made within 30 days of Ono’s option exercise to license CUE-401.

Under the terms of the Ono Collaboration and Option Agreement, the Company will perform research activities related to CUE-401 through a specified option period of 24 months (the “Research Term”). During this Research Term, the Company will be responsible for the execution of scientific investigation, nonclinical, preclinical, and clinical drug research and development activities designed to progress CUE-401 toward a potential IND and regulatory approval (such activities, collectively referred to as “R&D”). Ono was responsible for the funding of R&D activities performed by the Company. Per the agreement, as consideration for the R&D activities performed by the Company, Ono (i) made a one-time, non-refundable, non-creditable upfront payment of $3.0 million to the Company in March 2023 and (ii) agreed to reimburse the Company for all costs incurred in conducting research, including (a) pass through costs from third party contractors and (b) full time employee salaries capped at $2.1 million in the first 18 months of the Research Term. Subsequently, the Company and Ono agreed to increase this cap for full time employee salaries to $3.1 million.

On March 11, 2025, the Company received written notice from Ono that they have terminated the Collaboration and Option Agreement (the "Agreement), dated February 22, 2023, by and between Ono and the Company. Ono and the Company have acknowledged and agreed that the Agreement terminated in its entirety effective as of March 6, 2025 (the “Termination Date”). At such time, the Agreement had no further force or effect with the exception of certain customary provisions which are intended to survive termination and expiration of the Agreement. The Company retained all rights to CUE-401.

As of the date of this Annual Report on Form 10-K, both Ono and the Company have satisfied all of their performance obligations and made all outstanding payments required under the agreement. Aside from the $3.0 million upfront payment and funding related to pass through costs, the Company did not include any variable consideration in the transaction price as of December 31, 2024. For the years ended December 31, 2024 and 2023, the Company recognized revenue of $9.2 million and $5.2 million, respectively, related to the Ono Collaboration and Option Agreement.

For the years ended December 31, 2024 and 2023, the Company recorded short-term research and development liabilities on its consolidated balance sheets of $0.1 million and $2.1 million, respectively.

11. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.001 per share, none of which were outstanding at December 31, 2024 and 2023. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights.

Common Stock

The Company has authorized a total of 200,000,000 shares of common stock, par value $0.001 per share as of December 31, 2024, of which 61,819,101 shares were issued and outstanding. At December 31, 2023 100,000,000 shares were authorized and a total of 47,215,116 were issued and outstanding.

Warrants

Information with respect to warrants and pre-funded warrants issued is described in Note 9.

12. Related Party Transactions

Information with respect to payments under the Einstein License is described in Note 7.

13. Income Taxes

The Company accounts for income taxes under the provision of ASC 740, Income Taxes. The Company did not report a tax provision for the years ended December 31, 2024 and 2023 due to historically incurred net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2024 and 2023 are as follows:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$58,121	$53,376
Research and other credits	8,272	7,482
R&D capitalization	20,764	16,181
Stock-based compensation	6,096	6,207
Reserves and accruals	1,681	2,312
Other	244	270
Total gross deferred tax assets	95,178	85,828
Less valuation allowance	(93,965)	(84,039)
Total deferred tax assets	1,213	1,789
Deferred tax liability:
Depreciation	(1,213)	(1,789)
Other	—	—
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2024, and 2023, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded a 100% valuation allowance against deferred tax assets at such dates.

No Federal tax provision has been provided for the years ended December 31, 2024 and 2023 due to the losses incurred during such periods. A reconciliation of the difference between the income tax rate computed by applying the U.S. Federal statutory rate and the effective tax rate for the years ended December 31, 2024 and 2023 is as follows:

	December 31,
	2024	2023
U. S. federal statutory tax rate	(21)%	(21)%
State taxes	(5)%	(6)%
Change in valuation allowance	24%	28%
Tax credits	(2)%	(3)%
Stock-based compensation	4%	2%
Foreign withholding taxes	0%	0%
Other	0%	0%
Effective tax rate	0%	0%

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

The Company has applied the provisions of ASC 740, which clarifies the accounting for uncertainty in tax positions and requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return, based on the technical merits of the position, upon examination by the relevant taxing authority. At December 31, 2024 and 2023, the Company had unrecognized tax benefits related to Federal and state research tax credits of $3.1 million and $2.9 million, respectively. The Company is subject to Federal and state income tax examinations by tax authorities for all years since its incorporation in 2014 to the extent tax attributes from those years are utilized. The Company is currently not under examination by any tax authority.

At December 31, 2024, the Company has available net operating loss carryforwards for Federal and state income tax purposes of $213.4 million and $211.3 million, respectively, which, if not utilized earlier, will begin to expire in 2035. $184.9 million of the federal net operating losses have an indefinite carryforward. The Company has Federal research credits of $9.3 million, which, if not utilized earlier, will begin to expire in 2035, and state research credits of $2.5 million, which, if not utilized earlier, will begin to expire in 2033. State research credits of $0.2 million have an indefinite carryforward.

Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The amount of the limitation is determined in accordance with Section 382 of the Internal Revenue Code. The Company has performed an analysis of ownership changes through September 30, 2024. Based on this analysis, the Company does not believe that any of the Company’s tax attributes will expire unutilized due to Section 382 limitations.

The following is a reconciliation of the Company’s gross uncertain tax position at December 31, 2024 and 2023:

	December 31,
(In thousands)	2024	2023
Balance at the beginning of year	$2,927	$2,491
Additions for current year tax provisions	278	424
Additions for prior year tax provisions	—	14
Reductions of prior year tax provisions	(67)	(2)
Balance as of end of year	$3,138	$2,927

14. Commitments and Contingencies

Einstein License Agreement

In 2015, the Company entered into the Einstein License with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. The Company entered into an amended and restated license agreement on July 31, 2017, as amended on October 2018, which modified certain obligations of the parties under the Einstein License. The Einstein License was further amended on January 13, 2024. For the years ended December 31, 2024 and 2023, the Company incurred $0.1 million and $7,000, respectively, in fees payable to Einstein in relation to this license.

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

Collaboration and Option Agreement with Ono

See discussion of the Ono Collaboration and Option Agreement in Note 10.

Contingencies

The Company accrues contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in these consolidated financial statements.

The Company may be subject to various legal proceedings from time to time as part of its business. As of December 31, 2024, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

15. Leases

On March 28, 2022, the Company entered into a License Agreement (the “License”) with MIL 40G, LLC (the “Licensor”), pursuant to which the Company leases approximately 13,000 square feet of office, research and development and laboratory space located at 40 Guest Street, Boston, Massachusetts 02135 (the “Premises”). The Company relocated its corporate headquarters to the Premises in April 2022. On March 28, 2022, the Company terminated its office and lab space lease in Cambridge Massachusetts (the "Laboratory and Office Lease") effective April 30, 2022. The Company performed an analysis of the accounting implications of this termination based on ASC 360 Impairments and Abandonments guidance. For the year ended December 31, 2022, the Company recorded an adjustment to decrease the right-of-use asset and lease liability of $8.1 million and $8.4 million, respectively, and recorded a gain on right-of-use asset included in the consolidated statements of operations and comprehensive loss of $0.3 million.

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

On May 3, 2022, the Company entered into the First Amendment to the License ("First Amendment”) with the Licensor, pursuant to which the License was expanded to include an additional room effective July 15, 2022. In consideration of the First Amendment, the security deposit was increased from $225,760 to $235,884 effective July 15, 2022. Upon execution of the First Amendment, the Company prepaid three months of rent, two of which will be held in escrow and credited against future rent payments and the other of which was applied to the first month’s rent. Effective July 15, 2022, the monthly rental rate under the First Amendment increased to $209,700 from $200,700. During the year ended December 31, 2022, the Company recognized a right of use asset of $369,000 and a short and long term operating lease liability of $100,300 and $260,600, respectively, using a discount rate of 8%, which were recorded as of the Term Commencement Date related to the License.

On May 31, 2022, the Company entered into an operating lease for additional laboratory space at 40 Guest Street, Boston, Massachusetts for the period from December 1, 2022, through December 1, 2024 (the “40G Additional Laboratory Lease”). During the year ended December 31, 2022, the Company recognized a right of use asset of $1.3 million and short term and long term operating lease liabilities of $0.7 million, and $0.5 million, respectively, using a discount rate of 10%, which were recorded as of the Term Commencement Date related to the 40G Additional Laboratory Lease.

On November 20, 2024, the Company extended the term of the 40G Additional Laboratory Lease through July 14, 2026. The monthly rental rate is $61,519 through November 30, 2025 and $63,979 for the remainder of the term until July 14, 2026. During the year ended December 31, 2024, the Company recognized a right of use asset of $1.1 million and short term and long term operating lease liabilities of $0.7 million, and $0.4 million, respectively, using a discount rate of 10%, which were recorded as of the Term Commencement Date related to the 40G Additional Laboratory Lease.

For the year ended December 31, 2024, the Company recorded $0.3 million in interest expense to the lease liability.

At December 31, 2024, the Company recorded $4.4 million to operating lease right-of-use asset, and $3.5 million and $1.0 million to the short-term and long-term operating lease liability, respectively. At December 31, 2023, the Company recorded $6.3 million to operating lease right-of-use asset, and $3.4 million and $3.2 million to the short-term and long-term operating lease liability, respectively.

Future minimum lease payments under these leases at December 31, 2024 are as follows:

Year	(in thousands)
2025	3,540
2026	1,234
2027	—
Total lease payments	4,774
Less: present value discount	(231)
Present value of lease payments	$4,543

For both the years ended December 31, 2024 and 2023, total rent expense of $3.4 million was included in the consolidated statements of operations and comprehensive loss.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

	December 31,
	2024	2023
Weighted average remaining lease term (years)	1.35	2.16
Weighted average discount rate	6.85%	6.25%

16. Cue Biopharma 401(k) Plan

Effective as of January 1, 2017, the Company adopted the Cue Biopharma 401(k) Plan (the “Plan”) for all employees of the Company. Employees may participate in the Plan upon complying with the Plan’s eligibility requirements, subject to limitations imposed by the Internal Revenue Service. Under the Plan, the Company may match employee contributions at its discretion. The Company made contributions of $0.3 million to the Plan for both the years ended December 31, 2024 and 2023.

17. Subsequent Events

Ono Collaboration and Option Agreement

On March 11, 2025, the Company and Ono agreed to terminate the Ono Collaboration and Option Agreement, effective as of March 6, 2025. At such time, the agreement had no further force or effect with the exception of certain customary provisions which are intended to survive termination and expiration of the agreement. As a result, the Company regained all rights to CUE-401.

LG Chem Collaboration Agreement

On March 11, 2025, the Company and LG Chem entered into the Ninth Amendment to the LG Chem Collaboration Agreement. As of the date of the amendment, the Company regained its rights to the CUE-101 program which had been licensed to LG Chem, and LG Chem terminated all of its rights to the same program. Pursuant to the Ninth Amendment, the Company agreed to make future payments to LG Chem, if and when, one or more potential scenarios related to the CUE-101 program occur up to a predetermined aggregate amount. LG Chem continues to maintain its interest and rights in the CUE-102 program, targeting WT1 expressing cancers, pursuant to the LG Chem Collaboration Agreement.

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
3.
Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration /File No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended		10-Q	3.1	11/14/2024	001-38327

3.2	Amended and Restated Bylaws of the Registrant		S-1	3.5	12/05/2017	333-220550

4.1	Specimen Certificate representing shares of common stock of the Registrant		S-1	4.1	12/05/2017	333-220550

4.2	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X

4.3	Form of Pre-Funded Warrant to Purchase Common Stock		8-K	4.1	9/27/2024	001-38327

4.4	Form of Warrant to Purchase Common Stock		8-K	4.2	9/27/2024	001-38327

4.5	Form of Pre-Funded Warrant to Purchase Common Stock		8-K	4.1	11/15/2022	001-38327

4.6	Form of Warrant to Purchase Common Stock or Pre-Funded Warrant		8-K	4.2	11/15/2022	001-38327

10.1	Form of Registration Rights Agreement between the Registrant and investors for an offering completed on June 15, 2015		S-1	10.4	09/21/2017	333-220550

10.2	Form of Joinder and Amendment to Registration Rights Agreement between the Registrant and investors for an offering completed on December 22, 2016		S-1	10.6	09/21/2017	333-220550

10.3#	First Amendment to Collaboration, License and Option Agreement, dated March 15, 2019, between the Registrant and LG CHEM LTD.		10-K	10.3	03/09/2021	001-38327

10.4#	Second Amendment to Collaboration, License and Option Agreement, dated August 5, 2019, between the Registrant and LG CHEM LTD.		10-K	10.4	03/09/2021	001-38327

10.5#	Third Amendment to Collaboration, License and Option Agreement, dated October 29, 2019, between the Registrant and LG CHEM LTD.		10-K	10.5	03/09/2021	001-38327

10.6#	Fourth Amendment to Collaboration, License and Option Agreement, dated December 18, 2019, between the Registrant and LG CHEM LTD.		10-K	10.6	03/09/2021	001-38327

10.7#	Fifth Amendment to Collaboration, License and Option Agreement, dated January 10, 2020, between the Registrant and LG CHEM LTD.		10-K	10.7	03/09/2021	001-38327

10.8#	Sixth Amendment to Collaboration, License and Option Agreement, dated February 14, 2020, between the Registrant and LG CHEM LTD.		10-K	10.8	03/09/2021	001-38327

10.9#	Seventh Amendment to Collaboration, License and Option Agreement, dated May 14, 2020, between the Registrant and LG CHEM LTD.		10-K	10.9	03/09/2021	001-38327

10.10#	Eighth Amendment to Collaboration, License and Option Agreement, dated December 7, 2020, between the Registrant and LG CHEM LTD.		10-K	10.10	03/09/2021	001-38327

10.11#	Ninth Amendment to Collaboration, License and Option Agreement, dated March 6, 2025, between the Registrant and LG CHEM LTD.	X

10.12	Form of Indemnification Agreement between the Registrant and its directors and officers	X

10.13†	Amended and Restated License Agreement by and between the Registrant and Albert Einstein College of Medicine dated July 31, 2017		S-1	10.11	12/13/2017	333-220550

10.14*	Cue Biopharma, Inc. 2016 Omnibus Incentive Plan, as amended and restated		S-1	10.13	09/21/2017	333-220550

10.15*	Form of stock option award under 2016 Omnibus Incentive Plan		10-Q	10.1	08/14/2024	001-38327

10.16*	Cue Biopharma, Inc. 2016 Non-Employee Equity Incentive Plan		S-1	10.15	09/21/2017	333-220550

10.17*	Form of stock option award under 2016 Non-Employee Equity Incentive Plan		10-Q	10.2	08/14/2024	001-38327

10.18*	Director Compensation Policy effective June 5, 2024		10-Q	10.2	11/14/2024	001-38327

10.19*	Executive Employment Agreement between the Registrant and Colin G. Sandercock dated as of November 15, 2017		S-1	10.22	12/04/2017	333-220550

10.20†	Collaboration, License and Option Agreement between the Registrant and LG Chem, Ltd. dated November 6, 2018		8-K	10.1	12/26/2018	001-38327

10.21*	Amendment No. 1 to Cue Biopharma, Inc. 2016 Omnibus Incentive Plan		10-K	10.16	03/12/2020	001-38327

10.22*	Amended and Restated Executive Employment Agreement between the Registrant and Anish Suri dated October 3, 2019		8-K	10.1	10/07/2019	001-38327

10.23	Third Amended and Restated Executive Employment Agreement dated March 4, 2021 between the Company and Daniel Passeri		10-K	10.26	03/09/2021	001-38327

10.24	Executive Employment Agreement dated August 21, 2020 between Registrant and Kerri-Ann Millar		8-K	10.1	08/24/2020	001-38327

10.25	First Amendment to the Amended and Restated License Agreement with Albert Einstein College of Medicine dated October 30, 2018		10-K	10.30	03/09/2021	001-38327

10.26	Open Market Sale AgreementSM, dated October 1, 2021, by and between Cue Biopharma, Inc. and Jefferies LLC		10-Q	10.1	11/09/2021	001-38327

10.27#	Loan and Security Agreement, dated February 15, 2022, by and between Cue Biopharma, Inc. and Silicon Valley Bank		10-K	10.34	03/16/2022	001-38327

10.28	License Agreement, dated March 28, 2022, between Cue Biopharma, Inc. and MIL 40G, LLC		8-K	10.1	03/30/2022	001-38327

10.29	First Amendment to the License Agreement, dated May 3, 2022, between Cue Biopharma, Inc. and MIL 40G, LLC		10-Q	10.1	08/04/2022	001-38327

10.30	Rider to License Agreement, dated as of July 7, 2022, between Cue Biopharma, Inc. and MIL 40G, LLC		10-Q	10.2	08/04/2022	001-38327

10.31	First Amendment to Rider to License Agreement, dated May 3, 2024, between Cue Biopharma, Inc. and MIL 40G, LLC	X

10.32	Second Amendment to Rider to License Agreement, dated November 20, 2024, between Cue Biopharma, Inc. and MIL 40G, LLC	X

10.33	Termination of License Agreement, dated September 9, 2022, between Cue Biopharma, Inc. and MIL 21E, LLC		10-Q	10.1	11/14/2022	001-38327

10.34	Form of Securities Purchase Agreement, dated November 14, 2022, by and among the Company and the other parties thereto		8-K	10.1	11/15/2022	001-38327

10.35	Registration Rights Agreement, dated November 14, 2022, by and among the Company and the other parties thereto		8-K	10.2	11/15/2022	001-38327

10.36	Waiver and First Amendment to Loan and Security Agreement, dated April 10, 2023, by and between Cue Biopharma, Inc. and Silicon Valley Bridge Bank, N.A., as successor in interest to Silicon Valley Bank		10-Q	10.2	05/09/2023	001-38327

10.37	Second Amendment to Loan and Security Agreement, dated October 2, 2024, by and between Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, and Cue Biopharma, Inc.		8-K	10.1	10/4/2024	001-38327

10.38*	Amendment No. 2 to Cue Biopharma, Inc. 2016 Omnibus Incentive Plan		10-Q	10.1	08/08/2023	001-38327

10.39*	Amendment No. 1 to Cue Biopharma, Inc. 2016 Non-Employee Equity Incentive Plan		10-Q	10.2	08/08/2023	001-38327

10.40*	Consulting Agreement effective June 7, 2023 entered into between Cue Biopharma, Inc. and Peter A Kiener, D.Phil		10-Q	10.3	08/08/2023	001-38327

10.41*	Amendment No. 1 to Consulting Agreement between Cue Biopharma, Inc. and Peter A. Kiener, dated September 1, 2023		10-Q	10.1	11/03/2023	001-38327

10.42#	Second Amendment to the Amended and Restated License Agreement with Albert Einstein College of Medicine dated January 13, 2024		10-K	10.38	03/28/2024	001-38327

10.43*	Form of inducement stock option award	X

19.1	Amended and Restated Insider Trading Policy effective March 21, 2025	X

21.1	List of Subsidiaries	X

23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on signature page)	X

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1*	Compensation Recovery Policy		10-K	97.1	03/28/2024	001-38327

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

Cue Biopharma, Inc.

Dated: March 31, 2025	By:	/s/ Daniel R. Passeri
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

Signatures	Title	Date

/s/ Daniel R. Passeri	Chief Executive Officer and Director	March 31, 2025
Daniel R. Passeri	(Principal Executive Officer)

/s/ Kerri-Ann Millar	Chief Financial Officer	March 31, 2025
Kerri-Ann Millar	(Principal Financial and Accounting Officer)

/s/ Peter A. Kiener	Director	March 31, 2025
Peter A. Kiener

/s/ Frederick Driscoll	Director	March 31, 2025
Frederick Driscoll

/s/ Pamela Garzone	Director	March 31, 2025
Pamela Garzone

/s/ Patrick Verheyen	Director	March 31, 2025
Patrick Verheyen

/s/ Frank Morich	Director	March 31, 2025
Frank Morich

/s/ Pasha Sarraf	Director	March 31, 2025
Pasha Sarraf