Form 10-Q
period 2025-03-31
Cue Biopharma, Inc.
filed 2025-05-12
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of May 8, 2025, the registrant had 75,349,881 shares of Common Stock ($0.001 par value per share) outstanding.

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
•
our plans to develop our drug product candidates, including our intention to prioritize our autoimmune programs, including CUE-401 and the CUE-500 series (excluding CUE-501, which has been licensed to Boehringer Ingelheim International GmbH);
•
our plans to pursue third party support through partnerships and collaborations to further develop the CUE-100 series programs, including CUE-101 and CUE-102, as we have done for CUE-501;
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
•
the impact of government laws and regulations, general economic and market conditions, inflation, and the imposition of new or revised global trade tariffs;
•
our competitive position;
•
developments relating to our competitors and our industry;
•
our ability to continue as a going concern; and
•
our ability to maintain and establish collaborations or obtain additional funding.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include the factors discussed below under the headings “Risk Factor Summary,” and Part II. Item 1A. “Risk Factors,” and the risk factors detailed further in Part I. Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025.

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

RISK FACTOR SUMMARY

Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principal risks facing our business, in addition to the risks described more fully in Part II. Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, and Part I. Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025 and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$13,136	$22,459
Accounts receivable	—	945
Deposits, current portion	912	929
Prepaid expenses and other current assets	1,883	805
Total current assets	15,931	25,138
Property and equipment, net	523	471
Operating lease right-of-use asset	3,589	4,370
Deposits	1,956	1,955
Restricted cash	153	152
Other long-term assets	102	105
Total assets	$22,254	$32,191
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,784	$2,823
Accrued expenses	4,230	2,908
Other payable	535	—
Research and development contract liability, current portion	—	85
Operating lease liabilities, current	3,575	3,540
Current portion of long-term debt, net	3,374	4,333
Total current liabilities	15,498	13,689
Operating lease liabilities, non-current	176	1,003
Total liabilities	$15,674	$14,692
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized and 61,819,101 shares issued and outstanding at March 31, 2025 and December 31, 2024	62	62
Additional paid in capital	360,639	359,301
Accumulated deficit	(354,121)	(341,864)
Total stockholders’ equity	6,580	17,499
Total liabilities and stockholders’ equity	$22,254	$32,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$421	$1,717
Operating expenses:
General and administrative	4,173	4,186
Research and development	8,547	10,199
Total operating expenses	12,720	14,385
Loss from operations	(12,299)	(12,668)
Other income (expense):
Interest income	170	562
Interest expense	(128)	(241)
Total other income, net	42	321
Net loss	$(12,257)	$(12,347)
Comprehensive loss	$(12,257)	$(12,347)
Net loss per common share – basic and diluted	$(0.17)	$(0.25)
Weighted average common shares outstanding – basic and diluted	74,254,700	49,466,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share amounts)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2023	47,215,116	$47	$338,228	$(301,190)	$37,085
Issuance of common stock from ATM offering, net of sales agent commission and fees	1,428,200	1	3,353	—	3,354
Stock-based compensation	—	—	1,946	—	1,946
Net loss	—	—	—	(12,347)	(12,347)
Balance, March 31, 2024	48,643,316	$48	$343,527	$(313,537)	$30,038

Balance, December 31, 2024	61,819,101	$62	$359,301	$(341,864)	$17,499
Stock-based compensation	—	—	1,338	—	1,338
Net loss	—	—	—	(12,257)	(12,257)
Balance, March 31, 2025	61,819,101	$62	$360,639	$(354,121)	$6,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(12,257)	$(12,347)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	101	99
Stock-based compensation	1,338	1,946
Decrease in the carrying amount of right-of-use-assets	781	750
Amortization of debt issuance costs	9	9
Accretion of final payment on term loans	32	33
Changes in operating assets and liabilities:
Accounts receivable	945	298
Prepaid expenses and other current assets	(1,078)	(998)
Deposits	16	—
Other payable	535	—
Accounts payable	961	418
Accrued expenses	1,322	1,071
Research and development contract liability	(85)	(322)
Operating lease liability	(792)	(741)
Net cash used in operating activities	(8,172)	(9,784)
Cash flows from investing activities
Purchases of property and equipment	(150)	(55)
Net cash used in investing activities	(150)	(55)
Cash flows from financing activities
Proceeds from ATM offering, net of sales agent commission and fees	—	3,354
Repayment of term loans	(1,000)	(1,000)
Net cash (used in) provided by financing activities	(1,000)	2,354
Net decrease in cash, cash equivalents, and restricted cash	(9,322)	(7,485)
Cash, cash equivalents, and restricted cash at beginning of period	22,611	48,665
Cash, cash equivalents, and restricted cash at end of period	$13,289	$41,180
Supplemental disclosures of non-cash investing and financing activities:
Cash paid for interest	$90	$209

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company is in the clinical development and preclinical research and development stages and has incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2025, the Company had cash and cash equivalents of $13.1 million. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations and fund research and development costs in order to seek approval for commercialization of its drug product candidates. In April 2025, the Company received approximately $18.0 million in net proceeds from an underwritten public offering of shares of its common stock and warrants to purchase shares of its common stock. Also in April 2025, the Company entered into a Collaboration and License Agreement (the “BI Collaboration and License Agreement”) with Boehringer Ingelheim International GmbH (“BI”) pursuant to which the Company has received an upfront payment of approximately $12.0 million. For further information regarding these transactions, please refer to Note 13 Subsequent Events.

The Company continues to explore raising additional capital through a combination of equity offerings, collaborations, and other strategic alliances, and, depending on the availability and level of additional financings, potential cash expenditure reduction, there is no guarantee that the Company will be successful in these mitigation efforts. The Company’s failure to access additional capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop and commercialize the Company’s drug product candidates in order to generate future revenue streams. The Company’s accumulated deficit, history of losses, negative cash flows from operations and future expected losses raises substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these financial statements.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025.

Interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or any future periods.

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

The Company did not sell any shares during the three months ended March 31, 2025 under the ATM Sales Agreement. During the three months ended March 31, 2024, the Company sold 1,428,200 shares of common stock under the ATM Sales Agreement for proceeds of $3.4 million, net of commissions paid, but excluding transaction expenses. As of March 31, 2025, the Company had sold an aggregate of 9,072,231 shares of common stock under the ATM Sales Agreement for proceeds of $40.4 million, net of commissions paid, but excluding transaction expenses, since its inception.

On September 26, 2024, the Company entered into an underwriting agreement (the “2024 Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters named therein (collectively, the “2024 Underwriters”), relating to an underwritten public offering of (i) 11,564,401 shares (the “2024 Shares”) of the Company’s common stock, $0.001 par value per share, and accompanying common stock warrants (the “2024 Common Stock Warrants”) to purchase 2,891,100 shares of the Company’s common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants (the “2024 Pre-Funded Warrants,” and together with the 2024 Common Stock Warrants, the “2024 Warrants”) to purchase 12,435,599 shares of the Company’s common stock and accompanying 2024 Common Stock Warrants to purchase 3,108,900 shares of the Company’s common stock. All of the 2024 Shares and the 2024 Warrants were sold by the Company. Each 2024 Share was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.50, and each 2024 Pre-Funded Warrant was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.499, which is equal to the combined offering price per share of common stock and accompanying 2024 Common Stock Warrant less the $0.001 exercise price of each 2024 Pre-Funded Warrant. The Company received net proceeds from the offering of $10.8 million, after deducting underwriting discounts and commissions and offering expenses of $1.2 million, and excluding any proceeds that may be received from exercise of the 2024 Warrants. At March 31, 2025, the weighted average exercise price of the 2024 Warrants was $0.50 and the weighted average contractual life was 4.5 years.

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

Cash Concentrations

The Company maintains its cash balances with financial institutions in federally insured accounts and may periodically have cash balances in excess of insurance limits. The Company maintains its accounts with financial institutions with a high credit rating. The Company has not experienced any losses to date from the Company's deposits with these financial institutions and believes that it is not exposed to any significant credit risk on cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company invests available cash in money market funds.

Marketable Securities

Marketable securities consist of investments with original maturities greater than ninety days and less than one year from the date of the Company's condensed consolidated balance sheets. The Company classifies all of its investments as available-for-sale securities. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are recognized and determined on a specific identification basis and are included in comprehensive loss. Realized gains and losses are determined on a specific identification basis and are included in other income on the condensed consolidated statements of operations and comprehensive loss. Amortization and accretion of discounts and premiums is recorded in interest income. The

Company did not invest in any marketable securities as of March 31, 2025 and December 31, 2024. At March 31, 2025 and 2024, the Company invested available cash in money market funds.

Restricted Cash

The Company had $0.2 million in restricted cash deposited with a separate commercial bank to collateralize Company credit cards as of March 31, 2025 and December 31, 2024.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date. For each of the three months ended March 31, 2025 and 2024, the Company recorded approximately $3,000 in amortization expense on a straight-line basis.

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

Stock-Based Compensation

The Company periodically issues stock-based awards to officers, directors, employees, scientific and clinical advisory board members and consultants for services rendered. Such awards vest and expire according to terms established at the issuance date.

Stock-based compensation to officers, directors, employees, scientific and clinical advisory board members and consultants, including grants of employee stock options, is recognized in the financial statements based on their grant date fair values. Stock option grants, which are generally time-vested, are measured at the grant date fair value and charged to operations on a straight-line basis over the service period, which generally approximates the vesting term. The Company also grants performance-based awards periodically to officers of the Company. The Company recognizes compensation costs related to performance awards over the requisite service period if and when the Company concludes that it is probable that the performance condition will be achieved.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). Comprehensive income (loss) includes net income (loss) as well as changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There were no elements of other comprehensive income (loss) in the periods presented.

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

Per ASC 260-10-45-13, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic EPS. The Financial Accounting Standards Board (“FASB”) proposed that warrants or options exercisable for little to no cost (sometimes referred to as “penny warrants”) be included in the denominator of basic EPS (and therefore diluted EPS) once there were no further vesting conditions or contingencies associated with them. The Company included 12,435,599 and 1,531,440 pre-funded warrants in the denominator of basic EPS at March 31, 2025 and 2024, respectively.

At March 31, 2025 and 2024, the Company excluded the securities summarized below, which entitled the holders thereof to acquire shares of common stock, from its calculation of EPS, as their effect would have been anti-dilutive.

	March 31,
	2025	2024
Common stock warrants	15,151,906	9,188,406
Common stock options	18,674,826	9,270,666
Total	33,826,732	18,459,072

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

The Company had $12.6 million and $21.8 million in cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

The carrying value of financial instruments (consisting of cash, a certificate of deposit, debt, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements

ASU 2023-07 - Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by these amendments and all existing segment disclosures in ASC 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07 effective December 31, 2024.

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

ASU 2023-09 - Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures(“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its consolidated financial statements.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$12,613	$—	$—	$12,613
Total	$12,613	$—	$—	$12,613

	Fair Value Measurements as of December 31, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$21,813	$—	$—	$21,813
Total	$21,813	$—	$—	$21,813

As of March 31, 2025, the Company had $12.6 million in cash equivalents. The Company measures the cash equivalents that are invested in money market funds using Level 1 inputs for identical securities. As of December 31, 2024, the Company had $21.8 million in cash equivalents. During the three months ended March 31, 2025, and the year ended December 31, 2024, there were no transfers between Level 2 and Level 3.

4.
Property and Equipment, Net

Property and equipment, net as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Laboratory equipment	$3,934	$3,785
Furniture and fixtures	68	68
Computer equipment	180	180
Leasehold improvements	118	118
Total property and equipment	4,300	4,151
Less: accumulated depreciation	(3,777)	(3,680)
Property and equipment, net	$523	$471

Depreciation expense for the three months ended March 31, 2025 and 2024 was included in the condensed consolidated statements of operations and comprehensive loss as follows:

	March 31,
	2025	2024
	(in thousands)
General and administrative	$4	$4
Research and development	93	92
Depreciation total	$97	$96

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

The Term Loans bear interest at a floating rate per annum equal to the greater of (A) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.25% and (B) 5.50%. The Term Loans were interest only from the Closing Date through June 30, 2023, after which the Company is required to pay 30 equal monthly installments of principal. At March 31, 2025, the interest rate was 9.75% which is based on the prime rate plus 2.25%.

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

During the three months ended March 31, 2025 and 2024, the Company recognized interest expense related to the Term Loans of $0.1 million and $0.2 million, respectively. During both the three months ended March 31, 2025 and 2024, the Company recognized interest expense related to accretion of the final payment of less than $0.1 million. All outstanding principal and accrued and unpaid interest under the Term Loans and all other outstanding obligations with respect to the Term Loans are due and payable in full on December 1, 2025.

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the condensed consolidated statements of operations and comprehensive loss.

The Company incurred $142,000 in debt issuance costs related to the Loan Agreement at its onset. For both the three months ended March 31, 2025 and 2024, the Company recorded $9,000 in amortization of debt issuance costs to interest expense in the condensed consolidated statements of operations and comprehensive loss. The Company recorded less than $0.1 million to short- and long-term debt issuance costs contra-liabilities as of March 31, 2025.

6. Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
(In thousands)	2025	2024
Employee and board compensation	$2,610	$1,812
Contract research services	1,200	773
Contract manufacturing services	267	9
Professional services	153	314
Total	$4,230	$2,908

7.
Einstein License Agreement

On January 14, 2015, the Company entered into a license agreement, as amended and restated on July 31, 2017 and as further amended on October 30, 2018, January 13, 2024, and April 10, 2025 (the “Einstein License”), with Albert Einstein College of Medicine (“Einstein”) for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides.

Under the Einstein License, the Company holds an exclusive worldwide license, with the right to sublicense, import, make, have made, use, provide, offer to sell, and sell all products, processes and services that use the patents covered by the Einstein License, including certain technology received from Einstein relating thereto (the “Einstein Licensed Products”). Under the Einstein License, the Company is required to:

•
Pay royalties and amounts based on a certain percentage of proceeds, as defined in the Einstein License, from sales of Einstein Licensed Products and sublicense agreements.
•
Pay escalating annual maintenance fees, which are nonrefundable, but are creditable against the amount due to Einstein for royalties.
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. Payments made upon achievement of milestones are nonrefundable and are not creditable against any other payment due to Einstein. At March 31, 2025, the Company had made aggregate payments totaling $1.2 million since inception with respect to achievement of these milestones.
•
Incur minimum product development costs until the first commercial sale of the first Einstein Licensed Product.

The Company was in compliance with its obligations under the Einstein License at March 31, 2025 and 2024.

The Einstein License expires upon the expiration of the Company’s last obligation to make royalty payments to Einstein which may be due with respect to certain Einstein Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if the Company fails to meet its obligations thereunder.

Pursuant to the Einstein License, the Company issued to Einstein 671,572 shares of the Company’s common stock in connection with the consummation of the initial public offering of its common stock on December 27, 2017. Please refer to Note 13 Subsequent Events for information regarding an amendment to the Einstein License.

The Company accounts for license fees incurred in connection with the Einstein License in accordance with ASC 730, Research and Development. Please refer to Note 10 Collaboration Revenue.

8.
Stock-Based Compensation

Stock Option Valuation

For stock options requiring an assessment of value during the three months ended March 31, 2025 and 2024, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

March 31, 2025
Risk-free interest rate	4.05% - 4.46%
Expected dividend yield	0%
Expected volatility	86.46% - 87.69%
Expected life	5.50 to 6.25 years

March 31, 2024
Risk-free interest rate	3.83% - 4.28%
Expected dividend yield	0%
Expected volatility	66.27% - 109.86%
Expected life	5.50 to 8.91 years

A summary of stock option activity for the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2024	10,471,724	$5.61	7.27
Granted	1,889,300	0.99	—
Exercised	—	—	—
Cancelled	(22,563)	3.42	—
Stock options outstanding at March 31, 2025	12,338,461	4.91	7.48
Stock options exercisable at March 31, 2025	5,982,995	$8.41	5.63

The aggregate intrinsic value of exercisable but unexercised in-the-money stock options at March 31, 2025 was less than $0.1 million based on a weighted average exercise price of $8.41 per share. The aggregate intrinsic value of options is calculated as the difference of the market close price of $0.91 on March 31, 2025, and the weighted average exercise price of $8.41, with a weighted average remaining contractual term of 5.63 years.

Stock-based Compensation

Stock-based compensation for the three months ended March 31, 2025 and 2024 was included in the Company’s condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
General and administrative	$695	$956
Research and development	643	990
Total stock-based compensation	$1,338	$1,946

As of March 31, 2025, total unrecognized stock-based compensation expense was $6.0 million, which is expected to be recognized as an operating expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the weighted average remaining period of 2.15 years.

9.
Warrants

On September 26, 2024, the Company entered into the 2024 Underwriting Agreement with Oppenheimer & Co. Inc., as representative of the 2024 Underwriters, relating to an underwritten public offering of (i) 11,564,401 shares of the Company’s common stock, $0.001 par value per share, and accompanying common stock warrants to purchase 2,891,100 shares of common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants to purchase 12,435,599 shares of common stock and accompanying common stock warrants to purchase 3,108,900 shares of common stock. All of the 2024 Shares and the 2024 Warrants were sold by the Company. Each 2024 Share was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.50, and each 2024 Pre-Funded Warrant was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.499, which is equal to the combined offering price per share of common stock and accompanying 2024 Common Stock Warrant less the $0.001 exercise price of each 2024 Pre-Funded Warrant. The Company received net proceeds from the offering of $10.8 million, after deducting underwriting discounts and commissions and offering expenses of $1.2 million, and excluding any proceeds that may be received from exercise of the 2024 Warrants. At March 31, 2025, 5,963,500 of the 2024 Common Stock Warrants and 12,435,599 of the 2024 Pre-Funded Warrants remained outstanding.

On November 16, 2022, the Company issued 9,188,406 warrants with an exercise price of $3.93 and a 5-year term (the “2022 Common Stock Warrants”), and 1,531,440 pre-funded warrants at a nominal exercise price of $0.0001 per share (the “2022 Pre-Funded Warrants”). The Company recorded cash received from 7,656,966 shares of common stock, 9,188,406 2022 Common Stock Warrants and 1,531,440 2022 Pre-Funded Warrants to additional paid in capital in the amount of $27.4 million, net of placement fees of $2.6 million during the year ended December 31, 2022. At March 31, 2025, 9,188,406 of the 2022 Common Stock Warrants and zero of the 2022 Pre-Funded Warrants remained outstanding.

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

Collaboration Agreement with LG Chem

On November 6, 2018, the Company entered into a Collaboration, License and Option Agreement (as amended from time to time, the “LG Chem Collaboration Agreement”), with LG Chem Ltd. (“LG Chem”) related to the development of the Company’s CUE-101 and CUE-102 Immuno-STATs focused in the field of oncology. Pursuant to the LG Chem Collaboration Agreement, the Company granted LG Chem an exclusive license to develop, manufacture and commercialize CUE-101, as well as CUE-102 Immuno-STATs that target T cells against two additional cancer antigens, in certain Asian countries (collectively, the “LG Chem Territory”).

Aside from the $6.8 million in milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price as of March 31, 2025. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three months ended March 31, 2025, the Company did not recognize any revenue related to the LG Chem Collaboration Agreement. For the three months ended March 31, 2024, the Company recognized revenue of less than $0.1 million related to the LG Chem Collaboration Agreement. The Company did not record short or long-term research and development liabilities on its balance sheets dated March 31, 2025 and 2024, as the performance obligations have been met and completed. Research and development cost sharing provisions under the agreement expired on March 31, 2022, and thereafter, the Company recognized revenue on intellectual patent filing passthrough costs in the LG Chem Territory.

On March 11, 2025, the Company and LG Chem entered into the Ninth Amendment to the LG Chem Collaboration Agreement. As of the date of the amendment, the Company regained its rights to the LG Chem Territory for the CUE-101 program which had been licensed to LG Chem, and LG Chem terminated all of its rights to the same program. Pursuant to the Ninth Amendment, the Company agreed to make future payments to LG Chem, if and when, one or more potential scenarios related to the CUE-101 program occur up to a predetermined aggregate amount. LG Chem continues to maintain its interest and rights in the CUE-102 program, targeting Wilms’ tumor 1 protein expressing cancers, pursuant to the LG Chem Collaboration Agreement.

Collaboration and Option Agreement with Ono

In February 2023, the Company entered into a strategic collaboration agreement (the "Ono Collaboration and Option Agreement") with Ono Pharmaceutical Co., Ltd. ("Ono") to further develop CUE-401. In March 2025, the Company and Ono agreed to terminate the Ono Collaboration and Option Agreement effective as of March 6, 2025. At such time, the Ono Collaboration and Option Agreement had no further force or effect with the exception of certain customary provisions which are intended to survive termination and expiration of the Ono Collaboration and Option Agreement. The Company retained all rights to CUE-401.

Under the terms of the Ono Collaboration and Option Agreement, Ono paid the Company an upfront payment and agreed to fully fund all research and development activities related to CUE-401 through a specified option period of 24 months (the “Ono Research Term”). Per the agreement, as consideration for the research and development activities performed by the Company, Ono (i) made a one-time, non-refundable, non-creditable upfront payment of $3.0 million to the Company in March 2023 and (ii) agreed to reimburse the Company for all costs incurred in conducting research, including (a) pass through costs from third party contractors and (b) full-time employee salaries capped at $2.1 million in the first 18 months of the Ono Research Term. Subsequently, the Company and Ono agreed to increase this cap for full-time employee salaries to $3.1 million.

As of the date of this report, both Ono and the Company have satisfied all of their performance obligations and made all outstanding payments required under the agreement. For the three months ended March 31, 2025 and 2024, the Company recognized revenue of $0.4 million and $1.7 million, respectively, related to the Ono Collaboration and Option Agreement. The Company did not record short or long-term research and development liabilities on its balance sheet dated March 31, 2025, as the performance obligation has been met and completed. For the year ended December 31, 2024, the Company recorded short-term research and development liabilities on its consolidated balance sheets of $0.1 million.

11.
Commitments and Contingencies

Einstein License Agreement

In 2015, the Company entered into the Einstein License with Einstein for certain patent rights relating to the Company’s core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. The Company entered into an amended and restated license agreement on July 31, 2017, as amended on October 2018, which modified certain obligations of the parties under the Einstein License. The Einstein License was further amended on January 13, 2024 and April 10, 2025.

For each of the three months ended March 31, 2025 and 2024, the Company incurred less than $0.1 million in fees payable to Einstein in relation to this license.

The Company’s remaining commitments with respect to the Einstein License are based on the attainment of future milestones. The aggregate amount of milestone payments made under the Einstein License may equal up to $1.85 million for each Einstein Licensed Product, and up to $1.85 million for each new indication of an Einstein Licensed Product. Additionally, the aggregate amount of one-time milestone payments based on cumulative sales of all Einstein Licensed Products may equal up to $5.75 million. The Company is also party to a service agreement with Einstein to support the Company’s ongoing research and development activities.

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

The Company may be subject to various legal proceedings from time to time as part of its business. As of March 31, 2025, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

12.
Leases

On March 28, 2022, the Company entered into a License Agreement (the “License”) with MIL 40G, LLC (the “Licensor”), pursuant to which the Company leases approximately 13,000 square feet of office, research and development and laboratory space located at 40 Guest Street, Boston, Massachusetts 02135. The Company recognized a right of use asset of $9.1 million and an operating lease liability of $9.1 million which were recorded as of the Term Commencement Date (as defined below) related to the License. The term of the License commenced on April 15, 2022 (the “Term Commencement Date”) and expires on April 14, 2026. The License has a monthly rental rate of $225,760.

On May 3, 2022, the Company entered into the First Amendment to the License with the Licensor, pursuant to which the License was expanded to include an additional room effective July 15, 2022. On May 31, 2022, the Company entered into an operating lease for additional laboratory space at 40 Guest Street for the period from December 1, 2022, through December 1, 2024 (the “40G Additional Laboratory Lease”).

On November 20, 2024, the Company extended the term of the 40G Additional Laboratory Lease through July 14, 2026. The monthly rental rate is $61,519 through November 30, 2025 and $63,979 for the remainder of the term until July 14, 2026. During the year ended December 31, 2024, the Company recognized a right of use asset of $1.1 million and short-term and long-term operating lease liabilities of $0.7 million and $0.4 million, respectively, using a discount rate of 10%, which were recorded as of the term commencement date of the 40G Additional Laboratory Lease.

For the three months ended March 31, 2025, the Company recorded $0.1 million in interest expense to the lease liability.

At March 31, 2025, operating lease right-of-use assets totaled $3.6 million. Corresponding operating lease liabilities totaled $3.8 million, of which $3.6 million were recorded in current liabilities, and $0.2 million were recorded in long-term liabilities on the Company’s condensed consolidated balance sheets.

As of both March 31, 2025 and December 31, 2024, security deposits of $0.6 million related to the 40G Additional Laboratory Lease were included in deposits on the Company’s consolidated balance sheets.

Future minimum lease payments under these leases at March 31, 2025 are as follows:

(in thousands)
2025 (remaining 9 months)	$2,676
2026	1,234
2027	—
Total lease payments	3,910
Less: imputed interest	(159)
Present value of lease payments	$3,751

Rent expense of $0.9 million was included in the condensed consolidated statements of operations and comprehensive loss for both the three months ended March 31, 2025 and 2024.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	1.10	1.35
Weighted average discount rate	6.88%	6.85%

13. Subsequent Events

BI Collaboration and License Agreement

On April 10, 2025, the Company entered into the BI Collaboration and License Agreement to research, develop and commercialize differentiated B cell depletion molecules, including CUE-501.

Under the terms of the BI Collaboration and License Agreement, the Company and BI will conduct collaborative research focused on CUE-501 during a four-year period or, if earlier, the completion of activities under the research plans, or the BI Research Term. In addition to, or instead of, CUE-501, BI may elect, at its sole discretion, to include additional or alternative compounds targeted at B cell depletion. BI will have an exclusive, royalty-bearing, worldwide, sublicensable license, under the Company's applicable patents and know-how, to develop, manufacture and commercialize such compounds and their derivatives, or BI Licensed Products, for all uses, and BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of BI Licensed Products at its expense. During the BI Research Term, the Company is prohibited from developing or commercializing any molecule for applications in B cell depletion.

Pursuant to the terms of the BI Collaboration and License Agreement, the Company received an upfront payment of approximately $12.0 million and will be eligible to receive up to an aggregate of approximately $345.0 million in success-based research, development and commercial milestone payments, beginning with two preclinical development milestones, as well as royalty payments on net sales. The royalty payments will be subject to reduction due to patent expiration, payments made under certain licenses for third-party intellectual property and generic competition. During the BI Research Term, BI will also make research support payments to us.

The BI Collaboration and License Agreement will continue, on a product-by-product and country-by-country basis, until the expiration of the applicable royalty term, unless earlier terminated. BI has the right to terminate the BI Collaboration and License Agreement for any reason after a specified notice period. Each party has the right to terminate the BI Collaboration and

License Agreement on account of the other party’s bankruptcy or material, uncured breach. In connection with the Company's entry into the BI Collaboration and License Agreement, the Company entered into an amendment to the Company's Einstein License whereby Einstein consented to the Company's entry into the BI Collaboration and License Agreement and granted the Company the right to sublicense to BI. In addition, the Company and Einstein agreed to amend specified upstream payment obligations that may be owed to Einstein by the Company, solely in connection with the sublicense to BI.

Amendment to Einstein License Agreement

On April 10, 2025, the Company entered into an amendment to the Einstein License. Pursuant to the amendment, Einstein consented to the Company’s entry into the BI Collaboration and License Agreement and granted the Company the right to sublicense to BI. In addition, Einstein and the Company agreed to amend specified upstream payment obligations that may be owed to Einstein by the Company, solely in connection with the sublicense to BI.

Underwriting Agreement

On April 14, 2025, the Company entered into an underwriting agreement (the “2025 Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters named therein (collectively, the “2025 Underwriters”), relating to an underwritten public offering of (i) 13,530,780 shares (the “2025 Shares”) of the Company’s common stock, $0.001 par value per share, and accompanying common stock warrants (“2025 Common Stock Warrants”) to purchase 3,382,695 shares of the Company’s common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase 11,469,216 shares of the Company’s common stock and accompanying 2025 Common Stock Warrants to purchase 2,867,304 shares of common stock. All of the 2025 Shares, the 2025 Pre-Funded Warrants and the 2025 Common Stock Warrants will be sold by the Company. Each 2025 Share is being offered and sold together with an accompanying 2025 Common Stock Warrant at a combined offering price of $0.79, and each 2025 Pre-Funded Warrant is being offered and sold together with an accompanying 2025 Common Stock Warrant at a combined offering price of $0.789, which is equal to the combined offering price per share of common stock and accompanying 2025 Common Stock Warrant less the $0.001 exercise price of each 2025 Pre-Funded Warrant. The 2025 Underwriters will purchase (i) each 2025 Share and accompanying 2025 Common Stock Warrant from the Company pursuant to the 2025 Underwriting Agreement at a combined price of $0.7426 and (ii) each 2025 Pre-Funded Warrant and accompanying 2025 Common Stock Warrant from the Company pursuant to the 2025 Underwriting Agreement at a combined price of $0.74166.

The Company received approximately $18.0 million in net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the 2025 Common Stock Warrants and the 2025 Pre-Funded Warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cue Biopharma, Inc. and its subsidiary (“Cue Biopharma”, “we”, “us”, “our” or the “Company”) should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 31, 2025, or the 2024 Annual Report.

Overview

We are a clinical-stage biopharmaceutical company developing a novel class of injectable therapeutics engineered to selectively engage and modulate disease-specific T cells for the treatment of autoimmune disease and cancer. Unlike conventional approaches that broadly activate the immune system, our Immuno-STAT™ platform is designed to selectively modulate disease-relevant T cells, enhancing efficacy while minimizing off-target effects. We believe our Immuno-STAT platform holds the promise of producing drug product candidates with the potential of establishing new standards of care in the treatment of autoimmune disease and cancer. Our programs include, but are not limited to, drug product candidates designed to:

•
CUE-400 series (Autoimmune Diseases): Induce and expand regulatory T cells, or Tregs, with a novel and unique mechanism to not only proliferate but also generate Tregs, with the potential of restoring immune balance (e.g., CUE-401 for autoimmune conditions).
•
CUE-500 series (Targeted Cell Depletion): Redirect anti-viral killer T cells to target and eliminate defined pathogenic cells (e.g., CUE-501 for autoimmune B cell depletion, which has been licensed to Boehringer Ingelheim International GmbH).
•
CUE-100 series (Oncology): Selectively activate and expand tumor-specific T cells (e.g., CUE-101 for HPV+ cancers and CUE-102 for Wilms’ tumor 1 protein, or WT1, expressing cancers).

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

CUE-401

In autoimmune, we have developed novel approaches to restoring immune balance and health. CUE-401 is a novel bispecific composed of a masked, attenuated TGF-β with an interleukin 2, or IL-2, attenuated variant that together has demonstrated preclinically the ability to potently stimulate the generation and proliferation of Tregs. The masking of TGF-β enables the drug to have a biased, or conditional, binding to immune cells having both the IL-2 receptor, as well as the TGF-β receptors, enabling concurrent, conditional signaling. In autoimmune disease, Tregs are the master regulators of maintaining immune homeostasis, or balance, and health. Autoreactive T cells, referred to as Teff cells, are reactive against “self” proteins and foster inflammation and induce chronic tissue damage. Tregs are important to maintaining immune balance in that they possess the ability to dampen and control the Teff cells. CUE-401 has been specifically engineered and designed to foster Treg control by proliferating existing natural regulatory T cells, or nTregs, that develop in the thymus as well as inducing new Tregs, or iTregs, and reducing the number of inflammatory Teff cells, thereby restoring the essential Treg/Teff balance. As such, we believe that CUE-401 represents a novel approach to selectively induce and expand Tregs with the potential to provide superior therapeutic effects for the treatment for chronic autoimmune diseases.

We have conducted preclinical studies to characterize the pharmacokinetics, pharmacodynamics, and tolerability of CUE-401 across multiple animal species and provide insights towards translation to human clinical studies. These results, along with advances in the manufacturing of CUE-401, have derisked the development of this asset and identified a lead candidate molecule. Scale-up manufacturing and other IND-enabling studies for CUE-401 are ongoing. We are preparing to file an investigational new drug, or IND, application in the third quarter of 2026, with human proof-of-mechanism data anticipated in the first half of 2027, subject to sufficient funding. These early clinical trial results are anticipated to validate and further support the underlying mechanism of action representing a potential new standard of care of CUE-401 in multiple high-value autoimmune disease indications.

CUE-500 Series

In addition to CUE-401, we have also developed the CUE-500 series to enable T cell-mediated depletion of pathogenic cell types. We believe these biologics have the potential to achieve immune balance in autoimmune patients and are significantly differentiated from other competing approaches such as antibody drug conjugates, pan-T cell engagers, IL-2 muteins, TNFR2 agonists, and CAR-T therapies. The CUE-500 series represents a novel approach to selectively target disease-causing cells and redirect existing anti-viral memory T cells to targeted disease-causing cells and deplete these cells. CUE-501, for which we recently established a collaboration and license agreement with Boehringer Ingelheim International GmbH, or BI, is being developed to target and deplete autoimmune disease-causing B cells, in patients with autoimmune disease caused by autoreactive, pathogenic B cells. Targeted B cell depletion is widely recognized in the industry as a clinically validated and important approach for the treatment of B cell mediated autoimmune and inflammatory diseases. Due to its modularity, we believe that the CUE-500 series has therapeutic potential across multiple therapeutic areas. The mode of redirecting a defined population of already existing anti-viral T cells may apply to many pathogenic cell types readily addressed by swapping different cell-targeting antibody domains into the CUE-500 series framework.

We believe the preclinical data generated to date for the CUE-401 and the CUE-500 series demonstrates the intended mechanistic effect of these novel approaches for the potential treatment of autoimmune disease, and each represent potential breakthrough therapeutic opportunities for significant patient populations and potential near-term value creation opportunities for our shareholders as potential innovations providing transformative therapies to large, underserved patient populations.

CUE-100 Series

Historically, we primarily focused our resources on the development of our CUE-100 series for oncology, namely the CUE-101 and CUE-102 drug product candidates, which are representative of our approach to selectively activate targeted CD8+ T cells against cancer. Although we are prioritizing CUE-401 and the CUE-500 series, we are currently continuing to treat and monitor patients in a Phase 1b open-label expansion study investigating CUE-101 in the treatment of HPV+ recurrent metastatic, or R/M, head and neck squamous cell carcinoma, or HNSCC, in second line and beyond patients as a monotherapy. We are also conducting a Phase 1b clinical trial investigating CUE-101 in the treatment of HNSCC, as a first line therapy in combination with standard of care KEYTRUDA. We are also currently continuing to monitor patients in a Phase 1b clinical trial of CUE-102 as a monotherapy in late line R/M WT1+ colorectal, gastric, ovarian, and pancreatic cancer and are enabling an investigator sponsored trial to evaluate CUE-102 in recurrent glioblastoma, or GBM.

Plan of Operation

Our precision immunotherapies are in the development phase. We believe that our platforms have the potential for creating a diverse pipeline of promising drug product candidates addressing multiple medical indications. We also believe that our science is de-risked with clinical tolerability across a wide range of cancers from our Phase 1 trials of CUE-101 and CUE-102, with potential application in autoimmune disease. We intend to maximize the value and probability of commercialization of our Immuno-STAT drug product candidates by focusing on the development of CUE-401, for which we are preparing to file an IND application in the third quarter of 2026, while also establishing collaborations across our pipeline, such as our recent strategic collaboration and license agreement with BI for the development of CUE-501 described below and in Note 13 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

As a development-stage company, the majority of our business activities to date have been, and our planned future activities will be, devoted to furthering research and development of our drug product candidates.

Since a fundamental element of our corporate development strategy is to establish strategic partnerships with leading pharmaceutical or biotechnology organizations that will allow us to more fully exploit the potential of our technology platforms in the areas of oncology and autoimmune disease and accelerate and expand our pipelines, we are actively seeking collaborations for our CUE-101 and CUE-102 assets.

Events that Raise Substantial Doubt About Our Ability to Continue as a Going Concern

We will need to raise additional capital to fund our future operations and remain as a going concern. We expect to finance our future cash needs through a combination of equity offerings, collaborations, and other strategic alliances. Volatility in capital markets and general economic conditions in the U.S. may be a significant obstacle to raising the required funds and, as a result, we may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about our ability to continue as a going concern. For a further discussion of factors that raise substantial doubt about our ability to continue as a going concern, please see “– Liquidity and Capital Resources – Funding Requirements” and Part II. Item 1A, “Risk Factors” herein.

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

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2024 Annual Report have the greatest potential impact on our financial statements, so we consider those estimates, assumptions and judgments to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025.

Recent Accounting Pronouncements and Adopted Standards

A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Significant Contracts and Agreements Related to Research and Development Activities

Einstein License Agreement

On January 14, 2015, we entered into a license agreement, as amended and restated on July 31, 2017, and as further amended on October 30, 2018, January 13, 2024 and April 10, 2025, or the Einstein License, with Albert Einstein College of Medicine, or Einstein, for certain patent rights, or the Patents, relating to our core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides.

We hold an exclusive worldwide license, with the right to sublicense, import, make, have made, use, provide, offer to sell, and sell all products, processes and services that use the Patents, including certain technology received from Einstein related thereto, which we refer to as the Einstein Licensed Products. Under the Einstein License, we are required to:

•
Pay royalties and amounts based on a certain percentage of proceeds, as defined in the Einstein License, from sales of Einstein Licensed Products and sublicense agreements.
•
Pay escalating annual maintenance fees, which are non-refundable, but are creditable against the amount due to Einstein for royalties.
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. As of March 31, 2025, two of these milestones had been achieved, as we had filed an IND application in 2019, and initiated the investigator sponsored Phase 1b neoadjuvant clinical trial for CUE-101 in 2021.
•
Incur minimum product development costs per year and meet certain diligence obligations until the first commercial sale of the first Einstein Licensed Product.

On April 10, 2025, we entered into an amendment to the Einstein License. Pursuant to the amendment, Einstein consented to our entry into the BI Collaboration and License Agreement and granted us the right to sublicense to BI. In addition, we and Einstein agreed to amend specified upstream payment obligations that may be owed to Einstein by us, solely in connection with the sublicense to BI.

As of March 31, 2025, we were in compliance with our obligations under the Einstein License.

We account for the costs incurred in connection with the Einstein License in accordance with Accounting Standards Codification 730, Research and Development. For both the three months ended March 31, 2025 and 2024, we incurred less than $0.1 million in fees payable to Einstein in relation to this license. Such costs are included in research and development costs in our condensed consolidated statements of operations and comprehensive loss.

Collaboration Agreement with LG Chem

On November 6, 2018, we entered into a Collaboration, License and Option Agreement, and as amended from time to time, or the LG Chem Collaboration Agreement, with LG Chem Ltd., or LG Chem, pertaining to the development of CUE-101 and CUE-102 Immuno-STATs focused in the field of oncology.

Pursuant to the LG Chem Collaboration Agreement, we granted LG Chem an exclusive license to develop, manufacture and commercialize CUE-101, as well as CUE-102 Immuno-STATs that target T cells against two additional cancer antigens in certain Asian countries, which we refer to collectively as the LG Chem Territory.

On March 11, 2025, we and LG Chem entered into the Ninth Amendment to the LG Chem Collaboration Agreement, or the Ninth Amendment. As of the date of the Ninth Amendment, we regained our rights to the LG Chem Territory for the CUE-101 program, which had been licensed to LG Chem, and LG Chem terminated all of its rights to the same program. Pursuant to the Ninth Amendment, we agreed to make future payments to LG Chem, if and when one or more potential scenarios related to the CUE-101 program occur, up to a predetermined aggregate amount. LG Chem continues to maintain its interest and rights in the CUE-102 program, targeting WT1 expressing cancers, pursuant to the LG Chem Collaboration Agreement.

We did not recognize any revenue related to the LG Chem Collaboration Agreement for the three months ended March 31, 2025 . For the three months ended March 31, 2024 we recognized revenue of less than $0.1 million related to the LG Chem Collaboration Agreement. As of March 31, 2025, we had recorded $20.0 million in collaboration revenue related to this agreement since the agreement was entered into. The majority of the research phase of the LG Chem Collaboration Agreement was completed by March 31, 2022.

Collaboration and Option Agreement with Ono

In February 2023, we entered into a strategic collaboration agreement, or the Ono Collaboration and Option Agreement, with Ono Pharmaceutical Co., Ltd., or Ono, to further develop CUE-401. In March 2025, we and Ono agreed to terminate the Ono Collaboration and Option Agreement, effective as of March 6, 2025. At such time, the Ono Collaboration and Option Agreement had no further force or effect with the exception of certain customary provisions which are intended to survive termination and expiration of the Ono Collaboration and Option Agreement. We retained all rights to CUE-401.

Under the terms of the Ono Collaboration and Option Agreement, Ono paid us an upfront payment and agreed to fully fund all research and development activities related to CUE-401 through a specified option period of 24 months, or the Ono Research Term. Per the agreement, as consideration for the research and development activities performed by us, Ono (i) made a one-time, non-refundable, non-creditable upfront payment of $3.0 million to us in March 2023, and (ii) agreed to reimburse us for all costs incurred in conducting research, including (a) pass through costs from third party contractors and (b) full time employee salaries capped at $2.1 million in the first 18 months of the Ono Research Term. Subsequently, we and Ono agreed to increase this cap for full-time employee salaries to $3.1 million.

For the three months ended March 31, 2025 and 2024, we recognized revenue of $0.4 million and $1.7 million, respectively, related to the Ono Collaboration and Option Agreement. We and Ono have satisfied all of our performance obligations and made all outstanding payments required under the agreement.

BI Collaboration and License Agreement

On April 10, 2025, we entered into a Collaboration and License Agreement with BI, or the BI Collaboration and License Agreement, to research, develop and commercialize differentiated B cell depletion molecules, including CUE-501.

Under the terms of the BI Collaboration and License Agreement, we and BI will conduct collaborative research focused on CUE-501 during a four-year period or, if earlier, the completion of activities under the research plans, or the BI Research Term. In addition to, or instead of, CUE-501, BI may elect, at its sole discretion, to include additional or alternative compounds targeted at B cell depletion. BI will have an exclusive, royalty-bearing, worldwide, sublicensable license, under our applicable patents and know-how, to develop, manufacture and commercialize such compounds and their derivatives, or BI Licensed Products, for all uses, and BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of BI Licensed Products at its expense. During the BI Research Term, we are prohibited from developing or commercializing any molecule for applications in B cell depletion.

Pursuant to the terms of the BI Collaboration and License Agreement, we received an upfront payment of approximately $12.0 million and will be eligible to receive up to an aggregate of approximately $345.0 million in success-based research, development and commercial milestone payments, beginning with two preclinical development milestones, as well as royalty payments on net sales. The royalty payments will be subject to reduction due to patent expiration, payments made under certain licenses for third-party intellectual property and generic competition. During the BI Research Term, BI will also make research support payments to us.

The BI Collaboration and License Agreement will continue, on a product-by-product and country-by-country basis, until the expiration of the applicable royalty term, unless earlier terminated. BI has the right to terminate the BI Collaboration and License Agreement for any reason after a specified notice period. Each party has the right to terminate the BI Collaboration and License Agreement on account of the other party’s bankruptcy or material, uncured breach. In connection with our entry into the BI Collaboration and License Agreement, we entered into an amendment to our Einstein License whereby Einstein consented to our entry into the BI Collaboration and License Agreement and granted us the right to sublicense to BI. In addition, we and Einstein agreed to amend specified upstream payment obligations that may be owed to Einstein by us, solely in connection with the sublicense to BI.

Components of Results of Operations

Collaboration Revenue

We have not yet generated commercial revenue from product sales. To date, we have generated revenue from collaboration agreements with Merck Sharp & Dohme Corp. (which terminated in December 2022), LG Chem, and Ono (which terminated in March 2025). We expect to begin to recognize revenue from the BI Collaboration and License Agreement in the second quarter of 2025. Our collaboration revenue may vary from period to period depending on the progress of our work in connection with our collaboration agreements.

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

The following table summarizes our research and development expenses by category for the three months ended March 31, 2025 and 2024 (in millions):

	March 31,
	2025	2024
Employee compensation	$3.0	$3.9
Clinical trial costs	1.8	2.6
Facilities and overhead	1.2	1.2
Contract manufacturing costs	1.9	1.6
Lab costs	0.4	0.7
Professional fees	0.2	0.2
Total	$8.5	$10.2

General and Administrative Expenses

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

Interest Expense

We incur interest expense from borrowings under our Loan and Security Agreement, as amended, or the Loan Agreement, with Silicon Valley Bank, a division of First Citizens Bank & Trust Company, or SVB.

Results of Operations

Three Months Ended March 31, 2025 and 2024

Our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, as discussed herein, are presented below in thousands.

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$421	$1,717
Operating expenses:
General and administrative	4,173	4,186
Research and development	8,547	10,199
Total operating expenses	12,720	14,385
Loss from operations	(12,299)	(12,668)
Other income (expense):
Interest income	170	562
Interest expense	(128)	(241)
Total other income, net	42	321
Net loss	$(12,257)	$(12,347)

Collaboration Revenue

Collaboration revenue decreased by $1.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was due to more revenue earned during the three months ended March 31, 2024 from the Ono Collaboration and Option Agreement, which was terminated in March 2025.

General and Administrative Expenses

General and administrative expenses decreased by less than $0.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to a decrease in employee compensation, which includes stock-based compensation, offset by an increase in professional fees.

Research and Development Expenses

Research and development expenses decreased by $1.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to decreases in clinical trial costs for our CUE-101 and CUE-102 Phase 1 trials as activities shifted to patient survival monitoring, as well as decreases in employee compensation, which includes stock-based compensation.

Interest Income

Interest income decreased by $0.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was due to lower interest earned on cash and cash equivalents.

Interest Expense

Interest expense decreased by $0.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was due to a decrease in interest owed from borrowings under our Loan Agreement with SVB.

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities, cash received from Merck Sharp & Dohme Corp., LG Chem, and Ono under the respective collaboration agreements, and borrowings under the Loan Agreement.

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

In October 2021, we entered into an open market sale agreement, or the ATM Sales Agreement, with Jefferies LLC, or Jefferies, as agent, to sell shares of our common stock for aggregate gross proceeds of up to $80 million, from time to time, through an at-the-market equity offering program. The ATM Sales Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of our common stock pursuant to the ATM Sales Agreement or (b) the termination of the ATM Sales Agreement by us or Jefferies. We did not sell any shares under the ATM Sales Agreement during the three months ended March 31, 2025. During the three months ended March 31, 2024, we sold 1,428,200 shares of common stock under the ATM Sales Agreement for proceeds of $3.4 million, net of commissions paid, but excluding transaction expenses. As of March 31, 2025, we sold an aggregate of 9,072,231 shares of common stock under the ATM Sales Agreement for proceeds of $40.4 million, net of commissions paid, but excluding transaction expenses, since its inception.

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

On September 26, 2024, we entered into an underwriting agreement, or the 2024 Underwriting Agreement, with Oppenheimer & Co. Inc., as representative of the several underwriters named therein, or, collectively, the 2024 Underwriters, relating to an underwritten public offering of (i) 11,564,401 shares, or the 2024 Shares, of our common stock, $0.001 par value per share, and accompanying common stock warrants, or the2024 Common Stock Warrants, to purchase 2,891,100 shares of our common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants, or the 2024 Pre-Funded Warrants, to purchase 12,435,599 shares of our common stock and accompanying 2024 Common Stock Warrants to purchase 3,108,900 shares of common stock. All of the 2024 Shares, the 2024 Pre-Funded Warrants and the 2024 Common Stock Warrants were sold by us. Each 2024 Share was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.50, and each 2024 Pre-Funded Warrant was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.499, which is equal to the combined offering price per share of common stock and accompanying 2024 Common Stock Warrant less the $0.001 exercise price of each 2024 Pre-Funded Warrant. The 2024 Underwriters purchased (i) each 2024 Share and accompanying 2024 Common Stock Warrant from us pursuant to the 2024 Underwriting Agreement at a combined price of $0.47 and (ii) each 2024 Pre-Funded Warrant and accompanying 2024 Common Stock Warrant from us pursuant to the 2024 Underwriting Agreement at a combined price of $0.46906. We recorded net proceeds from the offering of $10.8 million, after deducting underwriting discounts and commissions and offering expenses of $1.1 million, and excluding any proceeds that may be received from exercise of the 2024 Common Stock Warrants and the 2024 Pre-Funded Warrants.

On April 14, 2025, we entered into an underwriting agreement, or the 2025 Underwriting Agreement, with Oppenheimer & Co. Inc., as representative of the several underwriters named therein, or, collectively, the 2025 Underwriters, relating to an underwritten public offering of (i) 13,530,780 shares, or the 2025 Shares, of our common stock, $0.001 par value per share, and accompanying common stock warrants, or the 2025 Common Stock Warrants to purchase 3,382,695 shares of our common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants, or the 2025 Pre-Funded Warrants, to purchase 11,469,216 shares of our common stock and accompanying 2025 Common Stock Warrants to purchase 2,867,304 shares of common stock. All of the 2025 Shares, the 2025 Pre-Funded Warrants and the 2025 Common Stock Warrants were sold by us. Each 2025 Share was offered and sold together with an accompanying 2025 Common Stock Warrant at a combined offering price of $0.79, and each 2025 Pre-Funded Warrant was offered and sold together with an accompanying 2025 Common Stock Warrant at a combined offering price of $0.789, which is equal to the combined offering price per share of common stock and accompanying 2025 Common Stock Warrant less the $0.001 exercise price of each 2025 Pre-Funded Warrant. The 2025 Underwriters purchased (i) each 2025 Share and accompanying 2025 Common Stock Warrant from us pursuant to the 2025 Underwriting Agreement at a combined price of $0.7426 and (ii) each 2025 Pre-Funded Warrant and accompanying 2025 Common Stock Warrant from us pursuant to the 2025 Underwriting Agreement at a combined price of $0.74166. We received net proceeds from the offering of approximately $18.0 million, after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the 2025 Common Stock Warrants and the 2025 Pre-Funded Warrants.

Cash Flows

Based on our current plans and forecasted expenses, we believe our existing cash and cash equivalents as of March 31, 2025, along with the approximately $18.0 million of net proceeds received from our offering in April 2025 and an upfront payment of approximately $12.0 million we received pursuant to the BI Collaboration and License Agreement, will enable us to fund our operations into the second quarter of 2026. However, we will need to raise substantial additional capital to fund our future operations and remain as a going concern. We expect to finance our future cash needs through a combination of equity offerings, collaborations, and other strategic alliances. Volatility in capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, we may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about our ability to continue as a going concern.

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the three months ended March 31, 2025 and 2024 in thousands:

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(8,172)	$(9,784)
Investing activities	(150)	(55)
Financing activities	(1,000)	2,354
Net change in cash, cash equivalents, and restricted cash	$(9,322)	$(7,485)

Operating Activities

Net cash used in operating activities totaled $8.2 million for the three months ended March 31, 2025 compared to $9.8 million for the three months ended March 31, 2024. The decrease of $1.6 million was primarily due to decreases in cash outflows from changes in stock-based compensation, offset by increases from changes in accounts receivable and accounts payable.

Investing Activities

Net cash used in investing activities totaled $0.2 million for the three months ended March 31, 2025 compared to $0.1 million during the three months ended March 31, 2024. The increase of $0.1 million in cash used was due to an increase in purchases of property and equipment during the three months ended March 31, 2025.

Financing Activities

Net cash used in financing activities totaled $1.0 million for the three months ended March 31, 2025 compared to net cash provided by financing activities of $2.4 million for the three months ended March 31, 2024. The change of $3.4 million was due to proceeds received from sales under our ATM Sales Agreement during the three months ended March 31, 2024.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of our Immuno-STAT platform and continue ongoing and initiate new clinical trials of and seek marketing approval for our drug product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

•
continue the preclinical development of CUE-401 and the CUE-500 series (excluding CUE-501, which has been licensed to BI);
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

Under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Since we currently believe that our existing cash and cash equivalents, as of March 31, 2025, and our current operating plans, which reflect the approximately $18.0 million of net proceeds received from our offering in April 2025 and an upfront payment of approximately $12.0 million we received pursuant to the BI Collaboration and License Agreement, will enable us to fund our operations into the second quarter of 2026, we have determined that this cash runway of less than 12 months from the date of issuance of our financial statements included in this Quarterly Report on Form 10-Q, along with our accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of our financial statements included in this Quarterly Report on Form 10-Q. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity offerings, collaborations, and other strategic alliances, and, depending on the availability and level of additional financings, and cash expenditure reduction, there is no guarantee that we will be successful in these mitigation efforts.

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
•
our ability to secure third party support through partnerships and collaborations to further develop the CUE-100 series programs, including CUE-101 and CUE-102, as we have done for CUE-501;
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
•
the impact of government laws and regulations, general economic and market conditions, inflation, and the imposition of new or revised global trade tariffs;
•
any disputes which may occur between us and our employees, collaborators, including Einstein, LG Chem and BI, or other prospective business partners; and
•
the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Principal Commitments

There have been no material changes to our contractual obligations and commitments as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2024 Annual Report. Additional information regarding the BI Collaboration and License Agreement and the amendment to our Einstein License may be found above and in Note 13 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating us and our business, you should carefully consider the following risks, the information included in this Quarterly Report on Form 10-Q and in other documents we file with the SEC and the risk factors previously disclosed in Part I. Item 1A, “Risk Factors” of our 2024 Annual Report.

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

We have incurred significant losses since our inception and have never generated revenue or profit from product sales, and it is possible we will never generate revenue or profit from product sales. As of March 31, 2025, we had cash and cash equivalents of $13.1 million. Based on our current operating plans, which reflect the approximately $18.0 million of net proceeds received from our offering in April 2025 and an upfront payment of approximately $12.0 million we received pursuant to the BI Collaboration and License Agreement, we believe we will have sufficient funds to meet our obligations into the second quarter of 2026. However, we will need to raise substantial additional capital to fund our future operations. There can be no assurance that we will be able to obtain additional funding, including through a combination of equity offerings, collaborations, and other strategic alliances, or other sources on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or consider other various strategic alternatives.

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

Changes in and uncertainty surrounding U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations.

The Trump Administration has recently imposed a series of tariffs on U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. The 10% baseline reciprocal tariff on all countries remains in effect, in addition to the tariffs on China (which were a minimum of 145% as of May 8, 2025 and Canada and Mexico (which were 25% as of May 8, 2025 for goods that are not covered by the USMCA).

Separately, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation of the investigation and that the President must decide whether to act within 90 days of receiving the report.

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

We are required to comply with the continued listing requirements of the Nasdaq Stock Market LLC, or Nasdaq, including, among other things, maintaining a minimum closing bid price of at least $1.00 per share, or the Minimum Bid Requirement, or shares of our common stock may be subject to delisting, which would have a material adverse effect on our business.

On May 12, 2025, we received a deficiency letter, or the Notice, from the Listing Qualifications Department, or the Staff, of Nasdaq indicating that we failed to comply with the Minimum Bid Requirement. The Notice has no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have an initial period of 180 calendar days (which expires on November 10, 2025) to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180 calendar day period, at which time the Staff will provide written notification to us that we comply with the Minimum Bid Requirement, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If we do not regain compliance with the Minimum Bid Requirement during the initial 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Requirement, and will need to provide written notice to the Staff of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary.

However, if we do not regain compliance with the Minimum Bid Requirement by November 10, 2025 and it appears to the Staff that we will not be able to regain compliance with the Minimum Bid Requirement during the additional compliance period, or that we are otherwise not eligible for an additional compliance period at that time, the Staff will provide notice that our common stock will become subject to delisting. Upon receipt of such notice, under Nasdaq rules, we may appeal the Staff’s delisting determination to a Hearings Panel, or the Panel. However, if we do appeal the delisting determination by the Staff to the Panel, there can be no assurance that such appeal would be successful, or that we will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other listing requirements.

We intend to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Requirement. This potential delisting, and any other potential delisting, of our common stock could have a material adverse effect on the market for, and liquidity and price of, our common stock and would adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by investors, customers and employees and fewer business development opportunities. Any delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares of our common stock in the public market.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On May 12, 2025, we received a deficiency letter, or the Notice, from the Listing Qualifications Department, or the Staff, of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum bid price required to maintain continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Requirement.

The Notice has no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have an initial period of 180 calendar days (which expires on November 10, 2025) to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180 calendar day period, at which time the Staff will provide written notification to us that we comply with the Minimum Bid Requirement, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If we do not regain compliance with the Minimum Bid Requirement during the initial 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Requirement, and will need to provide written notice to the Staff of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary.

However, if we do not regain compliance with the Minimum Bid Requirement by November 10, 2025 and it appears to the Staff that we will not be able to regain compliance with the Minimum Bid Requirement during the additional compliance period, or that we are otherwise not eligible for an additional compliance period at that time, the Staff will provide notice that our common stock will become subject to delisting. Upon receipt of such notice, under Nasdaq rules, we may appeal the Staff’s delisting determination to a Hearings Panel, or the Panel. However, if we do appeal the delisting determination by the Staff to the Panel, there can be no assurance that such appeal would be successful, or that we will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other listing requirements.

We intend to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Requirement.

(c) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	3.1	11/14/2024	001-38327
10.1#	Ninth Amendment to Collaboration, License and Option Agreement, dated March 6, 2025, between the Registrant and LG CHEM LTD.		10-K	10.11	3/31/2025	001-38327
10.2#	Collaboration and License Agreement between the Registrant and Boehringer Ingelheim International GmbH dated April 10, 2025	X
10.3#	Third Amendment to the Amended and Restated License Agreement with Albert Einstein College of Medicine dated April 10, 2025	X
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS

Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.	X

# Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: May 12, 2025	By:	/s/ Daniel R. Passeri

Daniel R. Passeri Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2025	By:	/s/ Kerri-Ann Millar

Kerri-Ann Millar Chief Financial Officer (Principal Financial and Accounting Officer)