Form 10-Q
period 2025-06-30
Cue Biopharma, Inc.
filed 2025-08-12
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of August 8, 2025, the registrant had 76,845,904 shares of Common Stock ($0.001 par value per share) outstanding.

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
•
our plans to develop our drug product candidates, including our prioritization of our autoimmune programs, including CUE-401 and the CUE-500 series (excluding CUE-501, which has been licensed to Boehringer Ingelheim International GmbH);
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$27,492	$22,459
Accounts receivable	532	945
Deposits, current portion	470	929
Prepaid expenses and other current assets	2,350	805
Total current assets	30,844	25,138
Property and equipment, net	454	471
Operating lease right-of-use asset	5,118	4,370
Deposits	1,956	1,955
Restricted cash	153	152
Other long-term assets	283	105
Foreign withholding tax receivable	1,899	—
Total assets	$40,707	$32,191
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,627	$2,823
Accrued expenses	1,518	2,908
Research and development contract liability, current portion	9,579	85
Operating lease liabilities, current	2,114	3,540
Current portion of long-term debt, net	2,416	4,333
Total current liabilities	19,254	13,689
Operating lease liabilities, non-current	3,104	1,003
Other long-term payable	190	—
Total liabilities	$22,548	$14,692
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 76,446,884 and 61,819,101 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	76	62
Additional paid in capital	380,686	359,301
Accumulated deficit	(362,603)	(341,864)
Total stockholders’ equity	18,159	17,499
Total liabilities and stockholders’ equity	$40,707	$32,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$2,954	$2,658	$3,374	$4,375
Operating expenses:
General and administrative	3,679	3,511	7,852	7,697
Research and development	7,910	9,530	16,457	19,729
Total operating expenses	11,589	13,041	24,309	27,426
Loss from operations	(8,635)	(10,383)	(20,935)	(23,051)
Other income (expense):
Interest income	198	427	368	989
Interest expense	(45)	(215)	(172)	(456)
Total other income, net	153	212	196	533
Net loss	$(8,482)	$(10,171)	$(20,739)	$(22,518)
Comprehensive loss	$(8,482)	$(10,171)	$(20,739)	$(22,518)
Net loss per common share – basic and diluted	$(0.09)	$(0.20)	$(0.24)	$(0.45)
Weighted average common shares outstanding – basic and diluted	95,459,401	50,174,756	84,857,051	49,822,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share amounts)

For the three months ended June 30, 2025 and 2024:
	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, March 31, 2024	48,643,316	$48	$343,527	$(313,537)	$30,038
Stock-based compensation	—	—	1,755	—	1,755
Net loss	—	—	—	(10,171)	(10,171)
Balance, June 30, 2024	48,643,316	$48	$345,282	$(323,708)	$21,622

Balance, March 31, 2025	61,819,101	$62	$360,639	$(354,121)	$6,580
Issuance of common stock from ATM offering, net of sales agent commissions and fees	1,097,003	1	751	—	752
Issuance of common stock, warrants and pre-funded warrants, net of issuance costs	13,530,780	13	18,033	—	18,046
Stock-based compensation	—	—	1,263	—	1,263
Net loss	—	—	—	(8,482)	(8,482)
Balance, June 30, 2025	76,446,884	$76	$380,686	$(362,603)	$18,159

For the six months ended June 30, 2025 and 2024:
	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2023	47,215,116	$47	$338,228	$(301,190)	$37,085
Issuance of common stock from ATM offering, net of sales agent commissions and fees	1,428,200	1	3,353	—	3,354
Stock-based compensation	—	—	3,701	—	3,701
Net loss	—	—	—	(22,518)	(22,518)
Balance, June 30, 2024	48,643,316	$48	$345,282	$(323,708)	$21,622

Balance, December 31, 2024	61,819,101	$62	$359,301	$(341,864)	$17,499
Issuance of common stock from ATM offering, net of sales agent commissions and fees	1,097,003	1	751	—	752
Issuance of common stock, warrants and pre-funded warrants, net of issuance costs	13,530,780	13	18,033	—	18,046
Stock-based compensation	—	—	2,601	—	2,601
Net loss	—	—	—	(20,739)	(20,739)
Balance, June 30, 2025	76,446,884	$76	$380,686	$(362,603)	$18,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(20,739)	$(22,518)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	200	198
Stock-based compensation	2,601	3,701
Decrease in the carrying amount of right-of-use-assets	1,478	1,513
Gain on sale of property and equipment	—	1
Amortization of debt issuance costs	18	18
Accretion of final payment on term loans	65	65
Changes in operating assets and liabilities:
Accounts receivable	413	(149)
Prepaid expenses and other current assets	(1,545)	(782)
Deposits	458	—
Foreign withholding tax receivable	(1,899)	—
Other payable	189	—
Accounts payable	804	405
Accrued expenses	(1,390)	426
Research and development contract liability	9,494	(1,136)
Operating lease liability	(1,550)	(1,516)
Other assets	(184)	—
Net cash used in operating activities	(11,587)	(19,774)
Cash flows from investing activities
Purchases of property and equipment	(177)	(65)
Net cash used in investing activities	(177)	(65)
Cash flows from financing activities
Proceeds from ATM offering, net of sales agent commissions and fees	752	3,354
Proceeds from issuance of common stock, warrants and pre-funded warrants, net of transaction costs	18,046	—
Repayment of term loans	(2,000)	(2,000)
Net cash provided by financing activities	16,798	1,354
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,034	(18,485)
Cash, cash equivalents, and restricted cash at beginning of period	22,611	48,665
Cash, cash equivalents, and restricted cash at end of period	$27,645	$30,180
Supplemental disclosures of non-cash investing and financing activities:
Cash paid for interest	$157	$392
Lease liabilities arising from obtaining right-of-use assets	$2,226	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Basis of Presentation

Cue Biopharma, Inc. (the "Company") is a clinical-stage biopharmaceutical company developing a novel class of injectable therapeutics engineered to selectively engage and modulate disease-specific T cells for the treatment of autoimmune disease and cancer. Unlike conventional approaches that broadly activate the immune system, the Company's Immuno-STAT® platform is designed to selectively modulate disease-relevant T cells, enhancing efficacy while minimizing off-target effects. The Company believes its Immuno-STAT platform holds the promise of producing drug product candidates with the potential of establishing new standards of care in the treatment of autoimmune disease and cancer.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company is in the clinical development and preclinical research and development stages and has incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2025, the Company had cash and cash equivalents of $27.5 million. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations and fund research and development costs in order to seek approval for commercialization of its drug product candidates.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025.

Interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or any future periods.

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

During the three and six months ended June 30, 2025, the Company sold 1,097,003 shares of common stock under the ATM Sales Agreement for proceeds of $0.8 million, net of commissions paid, but excluding transaction expenses. During the three months ended June 30, 2024, there were no sales under the ATM Sales Agreement. During the six months ended June 30, 2024, the Company sold 1,428,200 shares of common stock under the ATM Sales Agreement for proceeds of $3.4 million, net of commissions paid, but excluding transaction expenses. As of June 30, 2025, the Company had sold an aggregate of 10,169,234 shares of common stock under the ATM Sales Agreement for proceeds of $41.2 million, net of commissions paid, but excluding transaction expenses, since its inception.

On September 26, 2024, the Company entered into an underwriting agreement (the “2024 Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters named therein (collectively, the “2024 Underwriters”), relating to an underwritten public offering of (i) 11,564,401 shares (the “2024 Shares”) of the Company’s common stock, $0.001 par value per share, and accompanying common stock warrants (the “2024 Common Stock Warrants”) to purchase 2,891,100 shares of the Company’s common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants (the “2024 Pre-Funded Warrants,” and together with the 2024 Common Stock Warrants, the “2024 Warrants”) to purchase 12,435,599 shares of the Company’s common stock and accompanying 2024 Common Stock Warrants to purchase 3,108,900 shares of the Company’s common stock. All of the 2024 Shares and the 2024 Warrants were sold by the Company. Each 2024 Share was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.50, and each 2024 Pre-Funded Warrant was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.499, which is equal to the combined offering price per share of common stock and accompanying 2024 Common Stock Warrant less the $0.001 exercise price of each 2024 Pre-Funded Warrant. The Company received net proceeds from the offering of $10.8 million, after deducting underwriting discounts and commissions and offering expenses of $1.2 million, excluding any proceeds that may be received from exercise of the 2024 Warrants. At June 30, 2025, the weighted average exercise price of the 2024 Warrants was $0.50 and the weighted average contractual life was 4.25 years.

On April 14, 2025, the Company entered into an underwriting agreement (the “2025 Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters named therein (collectively, the “2025 Underwriters”), relating to an underwritten public offering of (i) 13,530,780 shares (the “2025 Shares”) of the Company’s common stock, $0.001 par value per share, and accompanying common stock warrants (“2025 Common Stock Warrants”) to purchase 3,382,695 shares of the Company’s common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants (the “2025 Pre-Funded Warrants,” and together with the 2025 Common Stock Warrants, the “2025 Warrants”) to purchase 11,469,216 shares of the Company’s common stock and accompanying 2025 Common Stock Warrants to purchase 2,867,304 shares of common stock. All of the 2025 Shares and 2025 Warrants were sold by the Company. Each 2025 Share was offered and sold together with an accompanying 2025 Common Stock Warrant at a combined offering price of $0.79, and each 2025 Pre-Funded Warrant was offered and sold together with an accompanying 2025 Common Stock Warrant at a combined offering price of $0.789, which is equal to the combined offering price per share of common stock and accompanying 2025 Common Stock Warrant less the $0.001 exercise price of each 2025 Pre-Funded Warrant. The 2025 Underwriters purchased (i) each 2025 Share and accompanying 2025 Common Stock Warrant from the Company pursuant to the 2025 Underwriting Agreement at a combined price of $0.7426 and (ii) each 2025 Pre-Funded Warrant and accompanying 2025 Common Stock Warrant from the Company pursuant to the 2025 Underwriting Agreement at a combined price of $0.74166. The Company received net proceeds from the offering of $18.0 million, after deducting underwriting discounts and commissions and offering expenses of $0.5 million, excluding any proceeds that may be received from exercise of the 2025 Warrants. At June 30, 2025, the weighted average exercise price of the 2025 Warrants was $0.79 and the weighted average contractual life was 4.80 years.

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

Restricted Cash

The Company had $0.2 million in restricted cash deposited with a separate commercial bank to collateralize Company credit cards as of June 30, 2025 and December 31, 2024.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date. For each of the three and six months ended June 30, 2025 and 2024, the Company recorded approximately $3,000 and $6,000, respectively, in amortization expense on a straight-line basis.

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

The Company computes EPS in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share”. Per ASC 260-10-45-13, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic EPS. The FASB proposed that warrants or options exercisable for little to no cost (sometimes referred to as “penny warrants”) be included in the denominator of basic EPS (and therefore diluted EPS) once there were no further vesting conditions or contingencies associated with them. The Company included 23,904,815 and 1,531,440 pre-funded warrants in the denominator of basic EPS at June 30, 2025 and June 30, 2024, respectively.

At June 30, 2025 and 2024, the Company excluded the securities summarized below, which entitled the holders thereof to acquire shares of common stock, from its calculation of EPS, as their effect would have been anti-dilutive.

	June 30,
	2025	2024
Common stock warrants	21,401,905	9,188,406
Common stock options	23,819,212	9,462,908
Total	45,221,117	18,651,314

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$26,984	$—	$—	$26,984
Total	$26,984	$—	$—	$26,984

	Fair Value Measurements as of December 31, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$21,813	$—	$—	$21,813
Total	$21,813	$—	$—	$21,813

As of June 30, 2025, the Company had $27.0 million in cash equivalents, and did not hold any marketable securities. The Company measures the cash equivalents that are invested in money market funds using Level 1 inputs for identical securities. As of December 31, 2024, the Company had $21.8 million in cash equivalents, and did not hold any marketable securities. For each of the three and six months ended June 30, 2025 and 2024 there were no transfers between Levels 1, 2 or 3.

4.
Property and Equipment, Net

Property and equipment, net as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Laboratory equipment	$3,935	$3,785
Furniture and fixtures	68	68
Computer equipment	207	180
Leasehold improvements	118	118
Total property and equipment	4,328	4,151
Less: accumulated depreciation	(3,874)	(3,680)
Property and equipment, net	$454	$471

Depreciation expense for the three and six months ended June 30, 2025 and 2024 was included in the condensed consolidated statements of operations and comprehensive loss as follows, and excludes trademark amortization of $3,000 and $6,000 for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
General and administrative	$4	$5	$8	$10
Research and development	93	95	186	188
Depreciation total	$97	$100	$194	$198

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

The Term Loans bear interest at a floating rate per annum equal to the greater of (A) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.25% and (B) 5.50%. The Term Loans were interest only from the Closing Date through June 30, 2023, after which the Company is required to pay 30 equal monthly installments of principal. At June 30, 2025, the interest rate was 9.75% which is based on the prime rate plus 2.25%.

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

During the three and six months ended June 30, 2025, the Company recognized interest expense related to the Term Loans of $0.05 million and $0.1 million, respectively, and interest expense related to accretion of the final payment of $33,000 and $65,000, respectively. During the three and six months ended June 30, 2024, the Company recognized interest expense related to the Term Loans of $0.2 million and $0.4 million, respectively, and interest expense related to accretion of the final payment of $33,000 and $65,000, respectively. All outstanding principal and accrued and unpaid interest under the Term Loans and all other outstanding obligations with respect to the Term Loans are due and payable in full on December 1, 2025.

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the condensed consolidated statements of operations and comprehensive loss.

The Company incurred $142,000 in debt issuance costs related to the Loan Agreement at its onset. For each of the three months ended June 30, 2025 and 2024, the Company recorded $9,000 in amortization of debt issuance costs to interest expense in the condensed consolidated statements of operations and comprehensive loss. For each of the six months ended June 30, 2025 and 2024, the Company recorded $18,000 in amortization of debt issuance costs to interest expense in the condensed consolidated statements of operations and comprehensive loss. The Company recorded less than $0.1 million to short- and long-term debt issuance costs contra-liabilities as of June 30, 2025.

6.
Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
(In thousands)	2025	2024
Employee and board compensation	$202	$1,812
Contract research services	357	773
Contract manufacturing services	649	9
Professional services	310	314
Total	$1,518	$2,908

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

Pursuant to the April 2025 amendment, Einstein consented to the Company’s entry into the Collaboration and License Agreement (the “BI Collaboration and License Agreement”) with Boehringer Ingelheim International GmbH (“BI”) and granted the Company the right to sublicense to BI. In addition, Einstein and the Company agreed to amend specified upstream payment obligations that may be owed to Einstein by the Company, solely in connection with the sublicense to BI.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. Payments made upon achievement of milestones are nonrefundable and are not creditable against any other payment due to Einstein. At June 30, 2025, the Company had made aggregate payments totaling $2.14 million since inception with respect to achievement of these milestones.
•
Incur minimum product development costs until the first commercial sale of the first Einstein Licensed Product.

The Company was in compliance with its obligations under the Einstein License at June 30, 2025 and 2024.

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

8.
Stock-Based Compensation

Stock Option Valuation

For stock options requiring an assessment of value during the six months ended June 30, 2025 and 2024, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

June 30, 2025
Risk-free interest rate	4.05% - 4.46%
Expected dividend yield	0%
Expected volatility	86.46% - 88.15%
Expected life	5.50 to 6.25 years

June 30, 2024
Risk-free interest rate	3.83% - 4.43%
Expected dividend yield	0%
Expected volatility	50.1% - 109.86%
Expected life	5.50 to 8.91 years

A summary of stock option activity for the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2024	10,471,724	$5.61	7.27
Granted	1,938,100	0.99	—
Exercised	—	—	—
Cancelled	(1,527,640)	5.33	—
Stock options outstanding at June 30, 2025	10,882,184	4.83	7.06
Stock options exercisable at June 30, 2025	6,315,208	$7.12	5.67

The aggregate intrinsic value of exercisable but unexercised in-the-money stock options at June 30, 2025 was less than $0.1 million based on a weighted average exercise price of $7.12 per share. The aggregate intrinsic value of options is calculated as the difference of the market close price of $0.68 on June 30, 2025, and the weighted average exercise price of $7.12, with a weighted average remaining contractual term of 5.67 years.

Stock-based Compensation

Stock-based compensation for the three and six months ended June 30, 2025 and 2024 was included in the Company’s condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months ended June 30,
(in thousands)	2025	2024	2025	2024
General and administrative	$580	$859	$1,275	$1,814
Research and development	683	896	1,326	1,887
Total stock-based compensation	$1,263	$1,755	$2,601	$3,701

As of June 30, 2025, total unrecognized stock-based compensation expense was $4.2 million, which is expected to be recognized as an operating expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the weighted average remaining period of 2.24 years.

As of June 30, 2024, total unrecognized stock-based compensation expense was $9.2 million, which is expected to be recognized as an operating expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the weighted average remaining period of 2.52 years.

During the three and six months ended June 30, 2025, the Company granted stock options to purchase 48,800 shares of common stock with a weighted average grant date fair value of $0.62 per share and stock options to purchase 1,938,100 shares of common stock with a weighted average grant date fair value of $0.99 per share, respectively.

During the three and six months ended June 30, 2024, the Company granted stock options to purchase 593,800 shares of common stock with a weighted average grant date fair value of $1.65 per share and stock options to purchase 2,463,300 shares of common stock with a weighted average grant date fair value of $1.93 per share, respectively.

9.
Warrants

On April 14, 2025, the Company entered into the 2025 Underwriting Agreement with Oppenheimer & Co. Inc., as representative of the 2025 Underwriters, relating to an underwritten public offering of (i) 13,530,780 shares of the Company’s common stock, $0.001 par value per share, and accompanying common stock warrants to purchase 3,382,695 shares of the Company’s common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants to purchase 11,469,216 shares of the Company’s common stock and accompanying common stock warrants to purchase 2,867,304 shares of common stock. All of the 2025 Shares and 2025 Warrants were sold by the Company. Each 2025 Share was offered and sold together with an accompanying 2025 Common Stock Warrant at a combined offering price of $0.79, and each 2025 Pre-Funded Warrant was offered and sold together with an accompanying 2025 Common Stock Warrant at a combined offering price of $0.789, which is equal to the combined offering price per share of common stock and accompanying 2025 Common Stock Warrant less the $0.001 exercise price of each 2025 Pre-Funded Warrant. The Company received net proceeds from the offering of $18.0 million, after deducting underwriting discounts and commissions and offering expenses of $0.5 million, excluding any proceeds that may be received from exercise of the 2025 Warrants. At June 30, 2025, all of the 2025 Warrants remained outstanding.

On September 26, 2024, the Company entered into the 2024 Underwriting Agreement with Oppenheimer & Co. Inc., as representative of the 2024 Underwriters, relating to an underwritten public offering of (i) 11,564,401 shares of the Company’s common stock, $0.001 par value per share, and accompanying common stock warrants to purchase 2,891,100 shares of common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants to purchase 12,435,599 shares of common stock and accompanying common stock warrants to purchase 3,108,900 shares of common stock. All of the 2024 Shares and the 2024 Warrants were sold by the Company. Each 2024 Share was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.50, and each 2024 Pre-Funded Warrant was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.499, which is equal to the combined offering price per share of common stock and accompanying 2024 Common Stock Warrant less the $0.001 exercise price of each 2024 Pre-Funded Warrant. The Company received net proceeds from the offering of $10.8 million, after deducting underwriting discounts and commissions and offering expenses of $1.2 million, excluding any proceeds that may be received from exercise of the 2024 Warrants. At June 30, 2025, 5,963,500 of the 2024 Common Stock Warrants and 12,435,599 of the 2024 Pre-Funded Warrants remained outstanding.

On November 16, 2022, the Company issued 9,188,406 warrants with an exercise price of $3.93 and a 5-year term (the “2022 Common Stock Warrants”), and 1,531,440 pre-funded warrants at a nominal exercise price of $0.0001 per share (the “2022 Pre-Funded Warrants”). The Company recorded cash received from 7,656,966 shares of common stock, 9,188,406 2022 Common Stock Warrants and 1,531,440 2022 Pre-Funded Warrants to additional paid in capital in the amount of $27.4 million, net of placement fees of $2.6 million during the year ended December 31, 2022. At June 30, 2025, 9,188,406 of the 2022 Common Stock Warrants and zero of the 2022 Pre-Funded Warrants remained outstanding.

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

Aside from the $6.8 million in milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price as of June 30, 2025. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three and six months ended June 30, 2025, the Company did not recognize any revenue related to the LG Chem Collaboration Agreement. For each of the three and six months ended June 30, 2024, the Company recognized revenue of less than $0.1 million related to the LG Chem Collaboration Agreement. The Company did not record short or long-term research and development liabilities on its condensed consolidated balance sheets dated June 30, 2025 and 2024, as the performance obligations have been met and completed. Research and development cost sharing provisions under the agreement expired on March 31, 2022, and thereafter, the Company recognized revenue on intellectual patent filing passthrough costs in the LG Chem Territory.

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

As of the date of this report, both Ono and the Company have satisfied all of their performance obligations and made all outstanding payments required under the agreement. For each of the three and six months ended June 30, 2025, the Company recognized revenue of $0.4 million related to the Ono Collaboration and Option Agreement. For the three and six months ended June 30, 2024, the Company recognized revenue of $2.6 million and $4.3 million, respectively, related to the Ono Collaboration and Option Agreement. The Company did not record short or long-term research and development liabilities on its condensed consolidated balance sheet dated June 30, 2025, as the performance obligation has been met and completed. For the year ended December 31, 2024, the Company recorded short-term research and development liabilities on its consolidated balance sheets of $0.1 million.

BI Collaboration and License Agreement

On April 10, 2025, the Company entered into the BI Collaboration and License Agreement to research, develop and commercialize differentiated B cell depletion molecules, including CUE-501.

Under the terms of the BI Collaboration and License Agreement, the Company and BI will conduct collaborative research focused on CUE-501 during the BI Research Term. In addition to, or instead of, CUE-501, BI may elect, at its sole discretion, to include additional or alternative compounds targeted at B cell depletion. BI will have an exclusive, royalty-bearing, worldwide, sublicensable license, under the Company's applicable patents and know-how, to develop, manufacture and commercialize the BI Licensed Products, for all uses, and BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of BI Licensed Products at its expense. During the BI Research Term, the Company is prohibited from developing or commercializing any molecule for applications in B cell depletion.

Pursuant to the terms of the BI Collaboration and License Agreement, the Company received an upfront payment of $10.1 million in cash in the second quarter of 2025, which is net of $1.9 million of German withholding taxes that the Company is seeking to get refunded. The withholding has been recorded as a foreign withholding tax receivable at June 30, 2025 on the Company's condensed consolidated balance sheet. The Company will also be eligible to receive up to an aggregate of approximately $345.0 million in success-based research, development and commercial milestone payments, beginning with two preclinical development milestones, as well as royalty payments on net sales. The royalty payments will be subject to reduction due to patent expiration, payments made under certain licenses for third-party intellectual property and generic competition. BI has agreed to reimburse the Company for agreed upon costs incurred in conducting research during the BI Research Term, including certain pass through costs from third party contractors and full-time employee salaries.

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

For the three and six months ended June 30, 2025, the Company recognized revenue of $2.9 million related to the BI Collaboration and License Agreement. The Company recorded short or long-term research and development liabilities of $9.6 million on its condensed consolidated balance sheet as of June 30, 2025.

The Company considered the capitalization of contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, as it relates to the BI Collaboration and License Agreement. The Company capitalized license expenses of approximately $1.1 million as of June 30, 2025, paid to Einstein pursuant to the Einstein License Agreement which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. This amount is comprised of approximately $1.1 million of capitalized license expenses related to the up-front payment received from BI in May 2025, net of accumulated amortization of approximately $0.2 million. As of June 30, 2025, $0.7 million was included in prepaid expenses and other short-term assets and $0.2 million was included in other long-term assets related to the BI Collaboration and License Agreement.

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

The Company pays $0.1 million in annual maintenance license fees to Einstein, which are amortized equally throughout the year. The Company incurred less than $0.1 million in annual maintenance fees for each of the three and six months ended June 30, 2025 and 2024.

In the second quarter of 2025, the Company paid Einstein $0.9 million in fees under the amendment to the Einstein License in relation to the BI Collaboration and License Agreement.

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

Collaboration Agreement with LG Chem

See discussion of the LG Chem Collaboration Agreement in Note 10.

Collaboration and Option Agreement with Ono

See discussion of the Ono Collaboration and Option Agreement in Note 10.

Collaboration and License Agreement with BI

See discussion of the BI Collaboration and License Agreement in Note 10.

Contingencies

The Company accrues contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in the Company’s condensed consolidated financial statements.

The Company may be subject to various legal proceedings from time to time as part of its business. As of June 30, 2025, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

12.
Leases

On March 28, 2022, the Company entered into a License Agreement (the “License”) with MIL 40G, LLC (the “Licensor”), pursuant to which the Company leases approximately 13,000 square feet of office, research and development and laboratory space located at 40 Guest Street, Boston, Massachusetts 02135 (the “Office and Laboratory Space”). The Company recognized a right of use asset of $9.1 million and an operating lease liability of $9.1 million which were recorded as of the Term Commencement Date (as defined below) related to the License. The term of the License commenced on April 15, 2022 (the “Term Commencement Date”).

On May 3, 2022, the Company entered into the First Amendment to the License with the Licensor, pursuant to which the License was expanded to include an additional room effective July 15, 2022. On July 7, 2022, the Company entered into an operating lease for additional laboratory space (the “Additional Laboratory Space”) at 40 Guest Street for the period from December 1, 2022 through December 1, 2024 (the “40G Additional Laboratory Lease”).

On November 20, 2024, the Company extended the term of the 40G Additional Laboratory Lease through July 14, 2026. The monthly rental rate for the Additional Laboratory Space is $61,519 through November 30, 2025 and $63,979 for the remainder of the term until July 14, 2026. During the year ended December 31, 2024, the Company recognized a right of use asset of $1.1 million and short-term and long-term operating lease liabilities of $0.7 million and $0.4 million, respectively, using a discount rate of 10%, which were recorded as of the term commencement date of the 40G Additional Laboratory Lease.

On June 30, 2025, the Company entered into the Second Amendment to the License with the Licensor. Pursuant to the Second Amendment, effective June 30, 2025, the monthly rental rate for the Office and Laboratory Space decreased from $235,884 to $147,546, subject to a 4% increase on April 15, 2027, and the term of the License was extended from April 14,

2026 to April 14, 2028. In addition, the Licensor agreed to provide the Company a partial credit of $44,169 for rent the Company had paid at the new monthly rental rate for the month of June 2025.

For each of the three and six months ended June 30, 2025, the Company recorded $0.1 million in interest expense to the lease liability.

At June 30, 2025, operating lease right-of-use assets totaled $5.1 million. Corresponding operating lease liabilities totaled $5.2 million, of which $2.1 million were recorded in current liabilities, and $3.1 million were recorded in long-term liabilities on the Company’s condensed consolidated balance sheets.

As of both June 30, 2025 and December 31, 2024, security deposits of $0.6 million related to the 40G Additional Laboratory Lease were included in deposits on the Company’s consolidated balance sheets.

Future minimum lease payments under these leases at June 30, 2025 are as follows:

(in thousands)
2025 (remaining 6 months)	$1,257
2026	2,228
2027	1,884
2028	558
Total lease payments	5,927
Less: imputed interest	(709)
Present value of lease payments	$5,218

Rent expense of $0.8 million and $1.6 million was included in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025, respectively. Rent expense of $0.9 million and $1.7 million was included in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024, respectively.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	2.54	1.35
Weighted average discount rate	9.78%	6.85%

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

Overview

We are a clinical-stage biopharmaceutical company developing a novel class of injectable therapeutics engineered to selectively engage and modulate disease-specific T cells for the treatment of autoimmune disease and cancer. Unlike conventional approaches that broadly activate the immune system, our Immuno-STAT® platform is designed to selectively modulate disease-relevant T cells, enhancing efficacy while minimizing off-target effects. We believe our Immuno-STAT platform holds the promise of producing drug product candidates with the potential of establishing new standards of care in the treatment of autoimmune disease and cancer. Our programs include, but are not limited to, drug product candidates designed to:

•
CUE-400 series (Autoimmune Diseases): Exploit transforming growth factor beta (TGF-β) signaling to induce an anti-inflammatory process, with a novel and unique mechanism to not only foster proliferation of regulatory T cells (Tregs) but also induce Tregs from T effector cells with the potential of restoring immune balance and functional immune tolerance (e.g., CUE-401 for autoimmune conditions).
•
CUE-500 series (Targeted Cell Depletion): Redirect anti-viral killer T cells to target and eliminate defined pathogenic cells (e.g., CUE-501 for autoimmune B cell depletion, which has been licensed to Boehringer Ingelheim International GmbH).
•
CUE-100 series (Oncology): Selectively activate and expand tumor-specific T cells (e.g., CUE-101 for HPV+ cancers and CUE-102 for Wilms’ tumor 1 protein (WT1), expressing cancers).

We aim to leverage our differentiated platform to establish new standards of care, forge strategic partnerships, and accelerate clinical development.

As represented in the following image, the Immuno-STAT framework is engineered to be highly flexible and modular, potentially enabling us to deploy the same or similar core functional elements to restore immune balance across diverse therapeutic approaches.

Immuno-STAT Platform Pipeline of Assets for Restoration of Immune Balance

CUE-401

In autoimmune disease, Tregs are the master regulators of maintaining immune homeostasis, or balance, and health. Autoreactive T cells, referred to as T effector cells (Teff cells), are reactive against “self” proteins and foster inflammation and induce chronic tissue damage. Tregs are important to maintaining immune balance in that they possess the ability to dampen and control the Teff cells.

CUE-401 is a preclinical, bispecific fusion protein designed to promote immune tolerance by modulating key components of the immune system, including the induction of newly formed Tregs (iTregs) from Teff cells, as well as expansion of existing or natural regulatory T cells (nTregs). Through the co-activity of engineered variants of TGF-β and interleukin 2 (IL-2), CUE-401 has the therapeutic potential to re-establish immune balance and induce tolerance across a range of T cell mediated autoimmune and inflammatory diseases.

CUE-401 has been engineered to harness the capacity of TGF-β to re-establish immune balance combined with the complementary signaling of IL-2, to provide an anti-inflammatory environment, as well as Treg induction and expansion for what we believe will provide long-lasting tolerance, which is considered to be the ultimate goal of treating autoimmune disease.

CUE-401, our first-in-class, bispecific molecule integrating a masked TGF-ß with our clinically validated, attenuated IL-2 variant, is designed to address multiple hurdles to fully exploiting the therapeutic potential of an immunology master switch. This novel design provides for “conditional binding” to avoid off target activity and has generated highly differentiated data in multiple preclinical autoimmune animal disease models.

In these preclinical animal models, CUE-401 behaves as a master switch to ameliorate inflammation as well as convert autoreactive effector T cells into stable iTregs. These findings suggest that CUE-401 acts by establishing a “tolerance positive feedback loop” that not only increases nonspecific Treg populations, but also reduces and converts specific autoreactive T cells into transdifferentiated iTregs that are specific for the disease-causing autoantigens.

We believe these results, along with advances in the manufacturing of CUE-401, have substantially reduced the risk profile for the development of this program and we have selected a lead candidate molecule. Scale-up manufacturing and other IND-enabling studies for CUE-401 are presently ongoing. We are preparing to file an investigational new drug (IND) application in the second quarter of 2026, with human proof-of-mechanism data anticipated in the first half of 2027. These early clinical trial results are anticipated to provide mechanistic evidence and validation further supporting the underlying premise of establishing immune balance and inducing durable immune tolerance which could represent a potential breakthrough as a new standard of care in multiple high-value autoimmune disease indications.

CUE-500 Series

The CUE-500 series has been developed to enable targeted anti-viral T cell-mediated depletion of pathogenic cell types, including autoreactive B cells. We believe these biologics have the potential to achieve immune balance in autoimmune patients and are significantly differentiated from other competing approaches such as bispecific antibody drug conjugates, pan-T cell engagers, IL-2 muteins, TNFR2 agonists, and CAR-T therapies.

The CUE-500 series represents a novel approach to selectively target disease-causing cells by redirecting existing anti-viral memory T cells to target and deplete such disease-causing cells. CUE-501, for which we recently established a collaboration and license agreement with Boehringer Ingelheim International GmbH (BI), is being developed to target and deplete autoimmune disease-causing B cells, in patients with autoimmune disease caused by autoreactive, pathogenic B cells. Targeted B cell depletion is widely recognized in the industry as a clinically validated and important approach for the treatment of B cell mediated autoimmune and inflammatory diseases, and we believe the selective mechanism of action exploiting the anti-viral memory T cell repertoire will provide highly effective killing of the targeted cells while preventing or substantially reducing the side effect profile often experienced with competing approaches.

Due to its modularity, we believe that the CUE-500 series has therapeutic potential across multiple disease areas. The mode of redirecting a defined population of already existing anti-viral T cells may apply to many pathogenic cell types readily addressed by swapping different cell-targeting antibody domains into the CUE-500 series framework.

We believe the preclinical data generated to date for CUE-401 and the CUE-500 series demonstrates the intended mechanistic effect of these novel approaches for the potential treatment of autoimmune disease, and each represent potential breakthrough therapeutic opportunities for significant patient populations and potential near-term value creation opportunities for our shareholders.

CUE-100 Series

Historically, we have primarily focused our resources on the development of our CUE-100 series for oncology, namely the CUE-101 and CUE-102 drug product candidates, which are representative of our approach to selectively activate targeted CD8+ T cells against cancer.

Although we are prioritizing CUE-401 and the CUE-500 series, we are currently continuing to treat and monitor patients in a Phase 1b open-label expansion study investigating CUE-101 in the treatment of HPV+ recurrent metastatic, or R/M, head and neck squamous cell carcinoma (HNSCC), in second line and beyond patients as a monotherapy, and as a first line therapy in combination with pembrolizumab (KEYTRUDA®). We are also continuing to monitor patients in a Phase 1b clinical trial of CUE-102 as a monotherapy in late line R/M WT1+ colorectal, gastric, ovarian, and pancreatic cancer and are enabling an investigator sponsored trial to evaluate CUE-102 in recurrent glioblastoma (rGBM).

Key data highlights (data cutoff date of July 14, 2025) from the ongoing open-label Phase 1b study of CUE-101 in HPV+ R/M HNSCC include:

•
Overall response rate (ORR) of 50% (2 complete responses and 10 partial responses) in treatment-naïve patients treated with CUE-101 and KEYTRUDA with combined positive score (CPS) ≥1, compared to an ORR of 19% observed with KEYTRUDA alone.
•
12-month overall survival (OS) of 88% compared to 57% with KEYTRUDA alone in the historical KEYNOTE-048 trial, representing an unprecedented reduction in the risk of death (hazard ratio of 0.23) compared to historical data.
•
Median OS of 32 months compared to 12.3 months in the historical KEYNOTE-048 trial.
•
ORR of 50% in patients, including 50% with low PD-L1 expression (CPS 1-19).

Plan of Operation

Our approach to developing precision immunotherapies has yielded a growing portfolio of novel proteins with the potential to address multiple unmet needs across autoimmune disease and cancer. We believe that our science is derisked with clinical tolerability and activity from our Phase 1 clinical trials of CUE-101 and CUE-102, with the potential for significant market opportunities. As a result of our insights and learnings from our growing body of supportive data, we believe our corresponding strategic plans position us well to optimize shareholder value.

We intend to maximize this value by focusing on the development of CUE-401, for which we are preparing to file an IND application in the second quarter of 2026, while also establishing collaborations across our pipeline, such as our strategic collaboration and license agreement with BI for the development of CUE-501.

As a development-stage company, the majority of our business activities to date have been, and our planned future activities will be, devoted to furthering research and development of our drug product candidates.

As a fundamental element of our corporate development strategy, we are actively seeking collaborations for our oncology assets CUE-101 and CUE-102. This will allow us to more fully exploit the potential of our technology platform in the area of autoimmune disease and accelerate and expand our pipeline.

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

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2024 Annual Report have the greatest potential impact on our financial statements, so we consider those estimates, assumptions and judgments to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2025.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. As of June 30, 2025, two of these milestones had been achieved, as we had filed an IND application in 2019, and initiated the investigator sponsored Phase 1b neoadjuvant clinical trial for CUE-101 in 2021.
•
Incur minimum product development costs per year and meet certain diligence obligations until the first commercial sale of the first Einstein Licensed Product.

On April 10, 2025, we entered into an amendment to the Einstein License. Pursuant to the amendment, Einstein consented to our entry into the BI Collaboration and License Agreement and granted us the right to sublicense to BI. In addition, we and Einstein agreed to amend specified upstream payment obligations that may be owed to Einstein by us, solely in connection with the sublicense to BI. In the second quarter of 2025, we paid Einstein $0.9 million in fees in relation to the amendment to this license with Einstein.

As of June 30, 2025, we were in compliance with our obligations under the Einstein License.

We account for the costs incurred in connection with the Einstein License in accordance with Accounting Standards Codification 730, Research and Development.

We pay $0.1 million in annual maintenance license fees to Einstein, which are amortized equally throughout the year. We incurred less than $0.1 million in annual maintenance fees for each of the three and six months ended June 30, 2025 and 2024. Such costs are included in research and development costs in our condensed consolidated statements of operations and comprehensive loss.

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

We did not recognize any revenue related to the LG Chem Collaboration Agreement for the three and six months ended June 30, 2025. For each of the three and six months ended June 30, 2024 we recognized revenue of less than $0.1 million related to the LG Chem Collaboration Agreement. As of June 30, 2025, we had recorded $20.0 million in collaboration revenue related to this agreement since the agreement was entered into. The majority of the research phase of the LG Chem Collaboration Agreement was completed by March 31, 2022.

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

As of the date of this report, both we and Ono have satisfied all of our respective performance obligations and made all outstanding payments required under the agreement. For each of the three and six months ended June 30, 2025, we recognized revenue of $0.4 million related to the Ono Collaboration and Option Agreement. For each of the three and six months ended June 30, 2024, we recognized revenue of $2.6 million and $4.3 million, respectively, related to the Ono Collaboration and Option Agreement. We did not record short or long-term research and development liabilities on our condensed consolidated balance sheet as of June 30, 2025, as the performance obligation has been met and completed. For the year ended December 31, 2024, we recorded short-term research and development liabilities on our consolidated balance sheets of $0.1 million.

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

Pursuant to the terms of the BI Collaboration and License Agreement, we received an upfront payment of $10.1 million in cash in the second quarter of 2025, which is net of $1.9 million of German withholding taxes that we are seeking to get refunded. We will also be eligible to receive up to an aggregate of approximately $345.0 million in success-based research, development and commercial milestone payments, beginning with two preclinical development milestones, as well as royalty payments on net sales. The royalty payments will be subject to reduction due to patent expiration, payments made under certain licenses for third-party intellectual property and generic competition. BI has agreed to reimburse us for agreed upon costs incurred in conducting research during the BI Research term, including certain pass through costs from third party contractors and full time employee salaries.

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

For the three and six months ended June 30, 2025, we recognized revenue of $2.9 million related to the BI Collaboration and License Agreement. We recorded short or long-term research and development liabilities of $9.6 million on our condensed consolidated balance sheet dated June 30, 2025.

Components of Results of Operations

Collaboration Revenue

We have not yet generated commercial revenue from product sales. To date, we have generated revenue from collaboration agreements with BI, LG Chem, Ono (which terminated in March 2025), and Merck Sharp & Dohme Corp. (which terminated in December 2022). Our collaboration revenue may vary from period to period depending on the progress of our work in connection with our collaboration agreements.

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

The following table summarizes our research and development expenses by category for the six months ended June 30, 2025 and 2024 (in millions):

	June 30,
	2025	2024
Employee compensation	$5.5	$7.0
Clinical trial costs	2.7	4.5
Facilities and overhead	2.6	2.6
Contract manufacturing costs	3.7	3.5
Lab costs	0.5	0.5
Professional fees	1.5	1.6
Total	$16.5	$19.7

The following table summarizes our research and development expenses by category for the three months ended June 30, 2025 and 2024 (in millions):

	June 30,
	2025	2024
Employee compensation	$2.4	$3.1
Clinical trial costs	0.9	1.9
Facilities and overhead	1.3	1.3
Contract manufacturing costs	1.8	1.9
Lab costs	0.3	0.3
Professional fees	1.2	1.0
Total	$7.9	$9.5

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

Results of Operations

Three and Six Months Ended June 30, 2025 and 2024

Our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, as discussed herein, are presented below in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$2,954	$2,658	$3,374	$4,375
Operating expenses:
General and administrative	3,679	3,511	7,852	7,697
Research and development	7,910	9,530	16,457	19,729
Total operating expenses	11,589	13,041	24,309	27,426
Loss from operations	(8,635)	(10,383)	(20,935)	(23,051)
Other income (expense):
Interest income	198	427	368	989
Interest expense	(45)	(215)	(172)	(456)
Total other income, net	153	212	196	533
Net loss	$(8,482)	$(10,171)	$(20,739)	$(22,518)

Collaboration Revenue

Collaboration revenue increased by $0.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was due to more revenue earned during the three months ended June 30, 2025 from our BI Collaboration and License Agreement compared to revenue earned during the three months ended June 30, 2024 from our Ono Collaboration and Option Agreement due to the timing of activities pursuant to the respective agreements.

Collaboration revenue decreased by $1.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was due to more revenue earned during the six months ended June 30, 2024 from our Ono Collaboration and Option Agreement compared to revenue earned during the six months ended June 30, 2025 from our BI Collaboration and License Agreement due to the timing of activities pursuant to the respective agreements.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to an increase in professional fees.

General and administrative expenses increased by $0.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to an increase in professional fees, partially offset by a decrease in employee compensation, which includes stock-based compensation.

Research and Development Expenses

Research and development expenses decreased by $1.6 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to decreases in clinical trial costs for our CUE-100 series Phase 1 trials, as activities shifted to patient survival monitoring, as well as decreases in employee compensation, which includes stock-based compensation.

Research and development expenses decreased by $3.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to decreases in clinical trial costs for our CUE-100 series Phase 1 trials, as activities shifted to patient survival monitoring, as well as decreases in employee compensation, which includes stock-based compensation.

Interest Income

Interest income decreased by $0.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was due to lower interest earned on cash and cash equivalents.

Interest income decreased by $0.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was due to lower interest earned on cash and cash equivalents.

Interest Expense

Interest expense decreased by $0.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This was due to a decrease in interest owed from borrowings under our Loan Agreement with SVB.

Interest expense decreased by $0.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This was due to a decrease in interest owed from borrowings under our Loan Agreement with SVB.

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities, cash received from BI, LG Chem, Ono, and Merck Sharp & Dohme Corp. under the respective collaboration agreements we have with them, and borrowings under the Loan Agreement.

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

In October 2021, we entered into an open market sale agreement, or the ATM Sales Agreement, with Jefferies LLC, or Jefferies, as agent, to sell shares of our common stock for aggregate gross proceeds of up to $80 million, from time to time, through an at-the-market equity offering program. The ATM Sales Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of our common stock pursuant to the ATM Sales Agreement or (b) the termination of the ATM Sales Agreement by us or Jefferies. During the three and six months ended June 30, 2025, we sold 1,097,003 shares of common stock under the ATM Sales Agreement for proceeds of $0.8 million, net of commissions paid, but excluding transaction expenses. During the three months ended June 30, 2024, there were no sales under the ATM Sales Agreement. During the six months ended June 30, 2024, we sold 1,428,200 shares of common stock under the ATM Sales Agreement for proceeds of $3.4 million, net of commissions paid, but excluding transaction expenses. As of June 30, 2025, we had sold an aggregate of 10,169,234 shares of common stock under the ATM Sales Agreement for proceeds of $41.2 million, net of commissions paid, but excluding transaction expenses, since its inception.

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

On September 26, 2024, we entered into an underwriting agreement, or the 2024 Underwriting Agreement, with Oppenheimer & Co. Inc., as representative of the several underwriters named therein, or, collectively, the 2024 Underwriters, relating to an underwritten public offering of (i) 11,564,401 shares, or the 2024 Shares, of our common stock, $0.001 par value per share, and accompanying common stock warrants, or the2024 Common Stock Warrants, to purchase 2,891,100 shares of our common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants, or the 2024 Pre-Funded Warrants, to purchase 12,435,599 shares of our common stock and accompanying 2024 Common Stock Warrants to purchase 3,108,900 shares of common stock. All of the 2024 Shares, the 2024 Pre-Funded Warrants and the 2024 Common Stock Warrants were sold by us. Each 2024 Share was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.50, and each 2024 Pre-Funded Warrant was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.499, which is equal to the combined offering price per share of common stock and accompanying 2024 Common Stock Warrant less the $0.001 exercise price of each 2024 Pre-Funded Warrant. The 2024 Underwriters purchased (i) each 2024 Share and accompanying 2024 Common Stock Warrant from us pursuant to the 2024 Underwriting Agreement at a combined price of $0.47 and (ii) each 2024 Pre-Funded Warrant and accompanying 2024 Common Stock Warrant from us pursuant to the 2024 Underwriting Agreement at a combined price of $0.46906. We recorded net proceeds from the offering of $10.8 million, after deducting underwriting discounts and commissions and offering expenses of $1.1 million, excluding any proceeds that may be received from exercise of the 2024 Common Stock Warrants and the 2024 Pre-Funded Warrants.

On April 14, 2025, we entered into an underwriting agreement, or the 2025 Underwriting Agreement, with Oppenheimer & Co. Inc., as representative of the several underwriters named therein, or, collectively, the 2025 Underwriters, relating to an underwritten public offering of (i) 13,530,780 shares, or the 2025 Shares, of our common stock, $0.001 par value per share, and accompanying common stock warrants, or the 2025 Common Stock Warrants to purchase 3,382,695 shares of our common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants, or the 2025 Pre-Funded Warrants, to purchase 11,469,216 shares of our common stock and accompanying 2025 Common Stock Warrants to purchase 2,867,304 shares of common stock. All of the 2025 Shares, the 2025 Pre-Funded Warrants and the 2025 Common Stock Warrants were sold by us. Each 2025 Share was offered and sold together with an accompanying 2025 Common Stock Warrant at a combined offering price of $0.79, and each 2025 Pre-Funded Warrant was offered and sold together with an accompanying 2025 Common Stock Warrant at a combined offering price of $0.789, which is equal to the combined offering price per share of common stock and accompanying 2025 Common Stock Warrant less the $0.001 exercise price of each 2025 Pre-Funded Warrant. The 2025 Underwriters purchased (i) each 2025 Share and accompanying 2025 Common Stock Warrant from us pursuant to the 2025 Underwriting Agreement at a combined price of $0.7426 and (ii) each 2025 Pre-Funded Warrant and accompanying 2025 Common Stock Warrant from us pursuant to the 2025 Underwriting Agreement at a combined price of $0.74166. We received net proceeds from the offering of approximately $18.0 million, after deducting underwriting discounts and commissions and offering expenses of $0.5 million excluding any proceeds that may be received from exercise of the 2025 Common Stock Warrants and the 2025 Pre-Funded Warrants.

Cash Flows

Based on our current plans and forecasted expenses, we believe our existing cash and cash equivalents as of June 30, 2025 will enable us to fund our operations into the second quarter of 2026. However, we will need to raise substantial additional capital to fund our future operations and remain as a going concern. We expect to finance our future cash needs through a combination of equity offerings, collaborations, and other strategic alliances. Volatility in capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, we may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about our ability to continue as a going concern.

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the six months ended June 30, 2025 and 2024 in thousands:

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(11,587)	$(19,774)
Investing activities	(177)	(65)
Financing activities	16,798	1,354
Net change in cash, cash equivalents, and restricted cash	$5,034	$(18,485)

Operating Activities

Net cash used in operating activities totaled $11.6 million for the six months ended June 30, 2025 compared to $19.8 million for the six months ended June 30, 2024. The decrease of $8.2 million was primarily due to decreases in cash outflows from changes in stock-based compensation and changes in right-of-use assets, partially offset by increases from changes in research and development contract liabilities.

Investing Activities

Net cash used in investing activities totaled $0.2 million for the six months ended June 30, 2025 compared to $0.1 million during the six months ended June 30, 2024. The increase of $0.1 million in cash used was due to an increase in purchases of property and equipment during the six months ended June 30, 2025.

Financing Activities

Net cash provided by financing activities totaled $16.8 million for the six months ended June 30, 2025 compared to $1.4 million for the six months ended June 30, 2024. The increase of $15.4 million was due to proceeds received from our underwriting agreement entered into in April 2025, as well as sales under our ATM Sales Agreement during the six months ended June 30, 2025.

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

Under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Since we currently believe that our existing cash and cash equivalents, as of June 30, 2025, and our current operating plans will enable us to fund our operations into the second quarter of 2026, we have determined that this cash runway of less than 12 months from the date of issuance of our financial statements included in this Quarterly Report on Form 10-Q, along with our accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of our financial statements included in this Quarterly Report on Form 10-Q. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity offerings, collaborations, and other strategic alliances, and, depending on the availability and level of additional financings, and cash expenditure reduction, there is no guarantee that we will be successful in these mitigation efforts.

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

Principal Commitments

There have been no material changes to our contractual obligations and commitments as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2024 Annual Report. Additional information regarding the BI Collaboration and License Agreement, the amendment to our Einstein License, and the second amendment to our License Agreement with MIL 40G, LLC, may be found in Notes 10 and 12 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception and have never generated revenue or profit from product sales, and it is possible we will never generate revenue or profit from product sales. As of June 30, 2025, we had cash and cash equivalents of $27.5 million. Based on our current operating plans, we believe we will have sufficient funds to meet our obligations into the second quarter of 2026. However, we will need to raise substantial additional capital to fund our future operations. There can be no assurance that we will be able to obtain additional funding, including through a combination of equity offerings, collaborations, and other strategic alliances, or other sources on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or consider other various strategic alternatives.

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

This past spring, the Trump Administration initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. Later, the U.S. and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until August 12, 2025. Several countries including, among others, the European Union, Japan and the United Kingdom, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. The administration has not definitively indicated the effective date for these deals. As of July 31, 2025, the 10% baseline reciprocal tariff announced in April on all countries remains in effect, in addition to the other tariffs on China (which were a minimum of an additional 20% as of July 15, 2025) and Canada and Mexico (which were 25% as of July 15, 2025 for goods that are not covered by the USMCA).

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

Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition.

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the Inflation Reduction Act, or IRA, was signed into law in August 2022, and the One Big Beautiful Bill Act, or OBBBA, was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.

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

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
3.1	Amended and Restated Certificate of Incorporation, as amended	X
4.1	Form of Pre-Funded Warrant		8-K	4.1	4/15/2025	001-38327
4.2	Form of Common Stock Warrant		8-K	4.2	4/15/2025	001-38327
10.1	Cue Biopharma, Inc. 2025 Stock Incentive Plan		8-K	99.1	6/10/2025	001-38327
10.2	Second Amendment to the License Agreement, dated June 30, 2025, between Cue Biopharma, Inc. and MIL 40G, LLC	X
10.3#	Collaboration and License Agreement between the Registrant and Boehringer Ingelheim International GmbH dated April 10, 2025		10-Q	10.2	5/12/2025	001-38327
10.4#	Third Amendment to the Amended and Restated License Agreement with Albert Einstein College of Medicine dated April 10, 2025		10-Q	10.3	5/12/2025	001-38327
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.	X

# Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: August 12, 2025	By:	/s/ Daniel R. Passeri

Daniel R. Passeri Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)