Form 10-Q
period 2025-09-30
Cue Biopharma, Inc.
filed 2025-11-12
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of November 7, 2025, the registrant had 78,737,736 shares of Common Stock ($0.001 par value per share) outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$11,701	$22,459
Marketable securities	6,971	—
Accounts receivable	387	945
Deposits, current portion	1,747	929
Prepaid expenses and other current assets	3,114	805
Foreign withholding tax receivable	1,899	—
Total current assets	25,819	25,138
Property and equipment, net	307	471
Operating lease right-of-use asset	4,602	4,370
Deposits	667	1,955
Restricted cash	153	152
Other long-term assets	96	105
Total assets	$31,644	$32,191
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,348	$2,823
Accrued expenses	1,871	2,908
Research and development contract liability, current portion	7,816	85
Operating lease liabilities, current	2,031	3,540
Current portion of long-term debt, net	1,458	4,333
Total current liabilities	15,524	13,689
Operating lease liabilities, non-current	2,684	1,003
Other long-term payable	190	—
Total liabilities	$18,398	$14,692
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 77,781,743 and 61,819,101 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	78	62
Additional paid in capital	383,218	359,301
Accumulated other comprehensive loss	1	—
Accumulated deficit	(370,051)	(341,864)
Total stockholders’ equity	13,246	17,499
Total liabilities and stockholders’ equity	$31,644	$32,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$2,149	$3,336	$5,524	$7,711
Operating expenses:
General and administrative	4,939	2,867	12,792	10,564
Research and development	4,754	9,381	21,211	29,111
Loss (gain) on fixed asset disposal	51	(97)	51	(97)
Total operating expenses	9,744	12,151	34,054	39,578
Loss from operations	(7,595)	(8,815)	(28,530)	(31,867)
Other income (expense):
Interest income	222	343	649	1,332
Interest expense	(75)	(188)	(306)	(643)
Total other income, net	147	155	343	689
Net loss	$(7,448)	$(8,660)	$(28,187)	$(31,178)
Unrealized gain from available-for-sale securities	1	—	1	—
Comprehensive loss	$(7,447)	$(8,660)	$(28,186)	$(31,178)
Net loss per common share – basic and diluted	$(0.07)	$(0.17)	$(0.31)	$(0.62)
Weighted average common shares outstanding – basic and diluted	100,869,349	51,229,701	90,271,072	50,292,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share amounts)

For the three months ended September 30, 2025 and 2024:
	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance, June 30, 2024	48,643,316	$48	$345,282	$—	$(323,708)	$21,622
Issuance of common stock, warrants and pre-funded warrants, net of issuance costs	11,564,401	12	10,809	—	—	10,821
Stock-based compensation	—	—	1,583	—	—	1,583
Net loss	—	—	—	—	(8,660)	(8,660)
Balance, September 30, 2024	60,207,717	$60	$357,674	$—	$(332,368)	$25,366

Balance, June 30, 2025	76,446,884	$76	$380,686	$—	$(362,603)	$18,159
Issuance of common stock from ATM offering, net of sales agent commissions and fees	1,334,859	2	999	—	—	1,001
Stock-based compensation	—	—	1,533	—	—	1,533
Unrealized gain from available-for-sale securities	—	—	—	1		1
Net loss	—	—	—	—	(7,448)	(7,448)
Balance, September 30, 2025	77,781,743	$78	$383,218	$1	$(370,051)	$13,246

For the nine months ended September 30, 2025 and 2024:
	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2023	47,215,116	$47	$338,228	$—	$(301,190)	$37,085
Issuance of common stock from ATM offering, net of sales agent commissions and fees	1,428,200	1	3,353	—	—	3,354
Issuance of common stock, warrants and pre-funded warrants, net of issuance costs	11,564,401	12	10,809	—	—	10,821
Stock-based compensation	—	—	5,284	—	—	5,284
Net loss	—	—	—	—	(31,178)	(31,178)
Balance, September 30, 2024	60,207,717	$60	$357,674	$—	$(332,368)	$25,366

Balance, December 31, 2024	61,819,101	$62	$359,301	$—	$(341,864)	$17,499
Issuance of common stock from ATM offering, net of sales agent commissions and fees	2,431,862	3	1,750	—	—	1,753
Issuance of common stock, warrants and pre-funded warrants, net of issuance costs	13,530,780	13	18,033	—	—	18,046
Stock-based compensation	—	—	4,134	—	—	4,134
Unrealized gain from available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(28,187)	(28,187)
Balance, September 30, 2025	77,781,743	$78	$383,218	$1	$(370,051)	$13,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(28,187)	$(31,178)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	280	299
Stock-based compensation	4,134	5,284
Decrease in the carrying amount of right-of-use-assets	1,994	2,289
Loss (gain) on sale of property and equipment	51	(97)
Amortization of premium/discount on purchased securities	(182)	—
Amortization of debt issuance costs	28	28
Accretion of final payment on term loans	98	98
Changes in operating assets and liabilities:
Accounts receivable	558	(1,454)
Prepaid expenses and other current assets	(2,309)	(442)
Deposits	470	—
Foreign withholding tax receivable	(1,899)	—
Other payable	190	—
Accounts payable	(476)	2,972
Accrued expenses	(1,038)	(938)
Research and development contract liability	7,731	(1,853)
Operating lease liability	(2,054)	(2,309)
Net cash used in operating activities	(20,611)	(27,301)
Cash flows from investing activities
Purchases of property and equipment	(177)	(64)
Cash received from the sale of property and equipment	20	97
Purchases of marketable securities	(16,288)	—
Redemptions of marketable securities	9,500	—
Net cash (used in) provided by investing activities	(6,945)	33
Cash flows from financing activities
Proceeds from ATM offering, net of sales agent commissions and fees	1,753	3,354
Proceeds from issuance of common stock, warrants and pre-funded warrants, net of transaction costs	18,046	10,821
Repayment of term loans	(3,000)	(3,000)
Net cash provided by financing activities	16,799	11,175
Net decrease in cash, cash equivalents, and restricted cash	(10,757)	(16,093)
Cash, cash equivalents, and restricted cash at beginning of period	22,611	48,665
Cash, cash equivalents, and restricted cash at end of period	$11,854	$32,572
Supplemental disclosures of non-cash investing and financing activities:
Cash paid for interest	$198	$547
Lease liabilities arising from obtaining right-of-use assets	$2,226	$—

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company is in the clinical development and preclinical research and development stages and has incurred recurring losses and negative cash flows from operations since inception. As of September 30, 2025, the Company had cash, cash equivalents and marketable securities of $18.7 million. Effective November 6, 2025, the Company entered into a Collaboration and License Agreement with ImmunoScape Pte. Ltd. pursuant to which the Company is entitled to receive upfront payments totaling $15.0 million. Of these upfront payments, the Company is entitled to receive a total of approximately $10.0 million in the fourth quarter of 2025, of which the Company has received $5.0 million to date, and an additional $5.0 million before the first anniversary of the effective date of the agreement. For further information regarding this transaction, please refer to Note 14 Subsequent Events.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025.

Interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or any future periods.

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

During the three and nine months ended September 30, 2025, the Company sold 1,334,859 and 2,431,862 shares of common stock under the ATM Sales Agreement for proceeds of $1.0 million and $1.8 million, net of commissions paid, but excluding transaction expenses. The Company did not sell any shares of common stock during the three months ended September 30, 2024 under the ATM Sales Agreement. During the nine months ended September 30, 2024, the Company sold 1,428,200 shares of common stock under the ATM Sales Agreement for proceeds of $3.4 million, net of commissions paid, but excluding transaction expenses. As of September 30, 2025, the Company had sold an aggregate of 11,504,093 shares of common stock under the ATM Sales Agreement for proceeds of $42.2 million, net of commissions paid, but excluding transaction expenses, since its inception.

On September 26, 2024, the Company entered into an underwriting agreement (the “2024 Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters named therein (collectively, the “2024 Underwriters”), relating to an underwritten public offering of (i) 11,564,401 shares (the “2024 Shares”) of the Company’s common stock, $0.001 par value per share, and accompanying common stock warrants (the “2024 Common Stock Warrants”) to purchase 2,891,100 shares of the Company’s common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants (the “2024 Pre-Funded Warrants,” and together with the 2024 Common Stock Warrants, the “2024 Warrants”) to purchase 12,435,599 shares of the Company’s common stock and accompanying 2024 Common Stock Warrants to purchase 3,108,900 shares of the Company’s common stock. All of the 2024 Shares and the 2024 Warrants were sold by the Company. Each 2024 Share was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.50, and each 2024 Pre-Funded Warrant was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.499, which is equal to the combined offering price per share of common stock and accompanying 2024 Common Stock Warrant less the $0.001 exercise price of each 2024 Pre-Funded Warrant. The Company received net proceeds from the offering of $10.8 million, after deducting underwriting discounts and commissions and offering expenses of $1.2 million, excluding any proceeds that may be received from exercise of the 2024 Warrants. At September 30, 2025, the weighted average exercise price of the 2024 Warrants was $0.50 and the weighted average contractual life was 4.0 years.

On April 14, 2025, the Company entered into an underwriting agreement (the “2025 Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters named therein (collectively, the “2025 Underwriters”), relating to an underwritten public offering of (i) 13,530,780 shares (the “2025 Shares”) of the Company’s common stock, $0.001 par value per share, and accompanying common stock warrants (“2025 Common Stock Warrants”) to purchase 3,382,695 shares of the Company’s common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants (the “2025 Pre-Funded Warrants,” and together with the 2025 Common Stock Warrants, the “2025 Warrants”) to purchase 11,469,216 shares of the Company’s common stock and accompanying 2025 Common Stock Warrants to purchase 2,867,304 shares of common stock. All of the 2025 Shares and 2025 Warrants were sold by the Company. Each 2025 Share was offered and sold together with an accompanying 2025 Common Stock Warrant at a combined offering price of $0.79, and each 2025 Pre-Funded Warrant was offered and sold together with an accompanying 2025 Common Stock Warrant at a combined offering price of $0.789, which is equal to the combined offering price per share of common stock and accompanying 2025 Common Stock Warrant less the $0.001 exercise price of each 2025 Pre-Funded Warrant. The 2025 Underwriters purchased (i) each 2025 Share and accompanying 2025 Common Stock Warrant from the Company pursuant to the 2025 Underwriting Agreement at a combined price of $0.7426 and (ii) each 2025 Pre-Funded Warrant and accompanying 2025 Common Stock Warrant from the Company pursuant to the 2025 Underwriting Agreement at a combined price of $0.74166. The Company received net proceeds from the offering of $18.0 million, after deducting underwriting discounts and commissions and offering expenses of $0.5 million, excluding any proceeds that may be received from exercise of the 2025 Warrants. At September 30, 2025, the weighted average exercise price of the 2025 Warrants was $0.79 and the weighted average contractual life was 4.55 years.

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

Restricted Cash

The Company had $0.2 million in restricted cash deposited with a separate commercial bank to collateralize Company credit cards as of September 30, 2025 and December 31, 2024.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date. For each of the three and nine months ended September 30, 2025 and 2024, the Company recorded approximately $3,000 and $9,000, respectively, in amortization expense on a straight-line basis.

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

The Company computes EPS in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, Earnings per Share ("ASC 260"). Per ASC 260-10-45-13, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic EPS. The FASB proposed that warrants or options exercisable for little to no cost (sometimes referred to as “penny warrants”) be included in the denominator of basic EPS (and therefore diluted EPS) once there were no further vesting conditions or contingencies associated with them. The Company included 23,904,815 and 13,967,039 pre-funded warrants in the denominator of basic EPS at September 30, 2025 and September 30, 2024, respectively.

At September 30, 2025 and 2024, the Company excluded the securities summarized below, which entitled the holders thereof to acquire shares of common stock, from its calculation of EPS, as their effect would have been anti-dilutive.

	September 30,
	2025	2024
Common stock warrants	21,401,905	15,188,406
Common stock options	13,777,199	10,611,617
Total	35,179,104	25,800,023

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicates the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$11,202	$—	$—	$11,202
Marketable securities	—	6,971	—	6,971
Total	$11,202	$6,971	$—	$18,173

	Fair Value Measurements as of December 31, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$21,813	$—	$—	$21,813
Marketable securities	—	—	—	—
Total	$21,813	$—	$—	$21,813

As of September 30, 2025, the Company had $11.2 million in cash equivalents, and $7.0 million in marketable securities. The Company measures the cash equivalents that are invested in money market funds using Level 1 inputs for identical securities. The Company measures the fair value of marketable securities that are invested in U.S. Treasury securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. As of December 31, 2024, the Company had

$21.8 million in cash equivalents, and did not hold any marketable securities. For each of the three and nine months ended September 30, 2025 and 2024 there were no transfers between Levels 1, 2 or 3.

4.
Marketable Securities

As of September 30, 2025, the Company had $7.0 million in marketable securities. The Company did not have marketable securities at December 31, 2024. The following table presents the Company's marketable securities at September 30, 2025, and December 31, 2024:

	September 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$6,970	$1	$—	$6,971
	$6,970	$1	$—	$6,971

5.
Property and Equipment, Net

Property and equipment, net as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Laboratory equipment	$3,511	$3,785
Furniture and fixtures	68	68
Computer equipment	207	180
Leasehold improvements	118	118
Total property and equipment	3,904	4,151
Less: accumulated depreciation	(3,597)	(3,680)
Property and equipment, net	$307	$471

Depreciation expense for the three and nine months ended September 30, 2025 and 2024 was included in the condensed consolidated statements of operations and comprehensive loss as follows, and excludes trademark amortization of $3,000 and $9,000 for the three and nine months ended September 30, 2025 and 2024, respectively. The Company sold lab equipment and collected cash of $0.02 million for both the three and nine months ended September 30, 2025. The Company recorded a loss on the sale of fixed assets of $0.05 million, which is presented in other income on the condensed consolidated statements of operations and comprehensive loss. The Company sold fully depreciated lab equipment and collected cash of $0.1 million for both the three and nine months ended September 30, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
General and administrative	$8	$4	$16	$13
Research and development	68	93	255	277
Depreciation total	$76	$97	$271	$290

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

The Term Loans bear interest at a floating rate per annum equal to the greater of (A) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.25% and (B) 5.50%. The Term Loans were interest only from the Closing Date through June 30, 2023, after which the Company is required to pay 30 equal monthly installments of principal. At September 30, 2025, the interest rate was 9.50% which is based on the prime rate plus 2.25%.

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

During the three and nine months ended September 30, 2025, the Company recognized interest expense related to the Term Loans of $0.03 million and $0.2 million, respectively, and interest expense related to accretion of the final payment of $33,000 and $98,000, respectively. During the three and nine months ended September 30, 2024, the Company recognized interest expense related to the Term Loans of $0.1 million and $0.5 million, respectively, and interest expense related to accretion of the final payment of $33,000 and $98,000, respectively. All outstanding principal and accrued and unpaid interest under the Term Loans and all other outstanding obligations with respect to the Term Loans are due and payable in full on December 1, 2025.

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the condensed consolidated statements of operations and comprehensive loss.

The Company incurred $142,000 in debt issuance costs related to the Loan Agreement at its onset. For each of the three months ended September 30, 2025 and 2024, the Company recorded $9,000 in amortization of debt issuance costs to interest expense in the condensed consolidated statements of operations and comprehensive loss. For each of the nine months ended September 30, 2025 and 2024, the Company recorded $28,000 in amortization of debt issuance costs to interest expense in the condensed consolidated statements of operations and comprehensive loss. The Company recorded less than $0.1 million to short- and long-term debt issuance costs contra-liabilities as of September 30, 2025.

7.
Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
(In thousands)	2025	2024
Employee and board compensation	$1,246	$1,812
Contract research services	342	773
Contract manufacturing services	—	9
Professional services	283	314
Total	$1,871	$2,908

8.
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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. Payments made upon achievement of milestones are nonrefundable and are not creditable against any other payment due to Einstein. At September 30, 2025, the Company had made aggregate payments totaling $2.14 million since inception with respect to achievement of these milestones.
•
Incur minimum product development costs until the first commercial sale of the first Einstein Licensed Product.

The Company was in compliance with its obligations under the Einstein License at September 30, 2025 and 2024.

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

9.
Stock-Based Compensation

Stock Option Valuation

For stock options requiring an assessment of value during the nine months ended September 30, 2025 and 2024, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

September 30, 2025
Risk-free interest rate	3.90% - 4.46%
Expected dividend yield	0%
Expected volatility	86.46% - 89.38%
Expected life	5.50 to 6.72 years

September 30, 2024
Risk-free interest rate	3.83% - 4.43%
Expected dividend yield	0%
Expected volatility	36.24% - 109.86%
Expected life	5.50 to 8.91 years

A summary of stock option activity for the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2024	10,471,724	$5.61	7.27
Granted	4,993,600	0.82	—
Exercised	—	—	—
Cancelled	(1,688,125)	6.83	—
Stock options outstanding at September 30, 2025	13,777,199	3.73	7.63
Stock options exercisable at September 30, 2025	7,228,819	$6.05	6.11

The aggregate intrinsic value of exercisable but unexercised in-the-money stock options at September 30, 2025 was less than $0.1 million based on a weighted average exercise price of $6.05 per share. The aggregate intrinsic value of options is calculated as the difference of the market close price of $0.72 on September 30, 2025, and the weighted average exercise price of $6.05, with a weighted average remaining contractual term of 6.11 years.

Stock-based Compensation

Stock-based compensation for the three and nine months ended September 30, 2025 and 2024 was included in the Company’s condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
General and administrative	$1,104	$843	$2,379	$2,659
Research and development	429	740	1,755	2,625
Total stock-based compensation	$1,533	$1,583	$4,134	$5,284

As of September 30, 2025, total unrecognized stock-based compensation expense was $4.2 million, which is expected to be recognized as an operating expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the weighted average remaining period of 2.59 years.

As of September 30, 2024, total unrecognized stock-based compensation expense was $7.2 million, which is expected to be recognized as an operating expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the weighted average remaining period of 2.02 years.

During the three and nine months ended September 30, 2025, the Company granted stock options to purchase 2.9 million shares of common stock with a weighted average grant date fair value of $0.72 per share and stock options to purchase 4.9 million shares of common stock with a weighted average grant date fair value of $0.82 per share, respectively.

During the three and nine months ended September 30, 2024, the Company granted stock options to purchase 1.7 million shares of common stock with a weighted average grant date fair value of $0.69 per share and stock options to purchase 4.2 million shares of common stock with a weighted average grant date fair value of $1.42 per share, respectively.

10.
Warrants

On April 14, 2025, the Company entered into the 2025 Underwriting Agreement with Oppenheimer & Co. Inc., as representative of the 2025 Underwriters, relating to an underwritten public offering of (i) 13,530,780 shares of the Company’s common stock, $0.001 par value per share, and accompanying common stock warrants to purchase 3,382,695 shares of the Company’s common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants to purchase 11,469,216 shares of the Company’s common stock and accompanying common stock warrants to purchase 2,867,304 shares of common stock. All of the 2025 Shares and 2025 Warrants were sold by the Company. Each 2025 Share was offered and sold together with an accompanying 2025 Common Stock Warrant at a combined offering price of $0.79, and each 2025 Pre-Funded Warrant was offered and sold together with an accompanying 2025 Common Stock Warrant at a combined offering price of $0.789, which is equal to the combined offering price per share of common stock and accompanying 2025 Common Stock Warrant less the $0.001 exercise price of each 2025 Pre-Funded Warrant. The Company received net proceeds from the offering of $18.0 million, after deducting underwriting discounts and commissions and offering expenses of $0.5 million, excluding any proceeds that may be received from exercise of the 2025 Warrants. At September 30, 2025, all of the 2025 Warrants remained outstanding.

On September 26, 2024, the Company entered into the 2024 Underwriting Agreement with Oppenheimer & Co. Inc., as representative of the 2024 Underwriters, relating to an underwritten public offering of (i) 11,564,401 shares of the Company’s common stock, $0.001 par value per share, and accompanying common stock warrants to purchase 2,891,100 shares of common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants to purchase 12,435,599 shares of common stock and accompanying common stock warrants to purchase 3,108,900 shares of common stock. All of the 2024 Shares and the 2024 Warrants were sold by the Company. Each 2024 Share was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.50, and each 2024 Pre-Funded Warrant was offered and sold together with an accompanying 2024 Common Stock Warrant at a combined offering price of $0.499, which is equal to the combined offering price per share of common stock and accompanying 2024 Common Stock Warrant less the $0.001 exercise price of each 2024 Pre-Funded Warrant. The Company received net proceeds from the offering of $10.8 million, after deducting underwriting discounts and commissions and offering expenses of $1.2 million, excluding any proceeds that may be received from exercise of the 2024 Warrants. At September 30, 2025, 5,963,500 of the 2024 Common Stock Warrants and 12,435,599 of the 2024 Pre-Funded Warrants remained outstanding.

On November 16, 2022, the Company issued 9,188,406 warrants with an exercise price of $3.93 and a 5-year term (the “2022 Common Stock Warrants”), and 1,531,440 pre-funded warrants at a nominal exercise price of $0.0001 per share (the “2022 Pre-Funded Warrants”). The Company recorded cash received from 7,656,966 shares of common stock, 9,188,406 2022 Common Stock Warrants and 1,531,440 2022 Pre-Funded Warrants to additional paid in capital in the amount of $27.4 million, net of placement fees of $2.6 million during the year ended December 31, 2022. At September 30, 2025, 9,188,406 of the 2022 Common Stock Warrants and zero of the 2022 Pre-Funded Warrants remained outstanding.

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

Aside from the $6.8 million in milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price as of September 30, 2025. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the three and nine months ended September 30, 2025, the Company did not recognize any revenue related to the LG Chem Collaboration Agreement. For each of the three and nine months ended September 30, 2024, the Company recognized revenue of less than $0.1 million related to the LG Chem Collaboration Agreement. The Company did not record short or long-term research and development liabilities on its condensed consolidated balance sheets dated September 30, 2025 and 2024, as the performance obligations have been met and completed. Research and development cost sharing provisions under the agreement expired on March 31, 2022, and thereafter, the Company recognized revenue on intellectual patent filing passthrough costs in the LG Chem Territory.

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

As of the date of this report, both Ono and the Company have satisfied all of their performance obligations and made all outstanding payments required under the agreement. For the nine months ended September 30, 2025, the Company recognized revenue of $0.4 million related to the Ono Collaboration and Option Agreement. The Company did not recognize revenue for the three months ended September 30, 2025 related to the Ono Collaboration and Option Agreement. For the three and nine months ended September 30, 2024, the Company recognized revenue of $3.4 million and $7.7 million, respectively, related to the Ono Collaboration and Option Agreement. The Company did not record short or long-term research and development liabilities on its condensed consolidated balance sheet dated September 30, 2025, as the performance obligation has been met and completed. For the year ended December 31, 2024, the Company recorded short-term research and development liabilities on its consolidated balance sheets of $0.1 million.

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

Pursuant to the terms of the BI Collaboration and License Agreement, the Company received an upfront payment of $10.1 million in cash in the second quarter of 2025, which is net of $1.9 million of German withholding taxes that the Company is seeking to get refunded. The withholding has been recorded as a foreign withholding tax receivable at September 30, 2025 on the Company's condensed consolidated balance sheet. The Company will also be eligible to receive up to an aggregate of approximately $345.0 million in success-based research, development and commercial milestone payments, beginning with two preclinical development milestones, as well as royalty payments on net sales. The royalty payments will be subject to reduction due to patent expiration, payments made under certain licenses for third-party intellectual property and generic competition. BI has agreed to reimburse the Company for agreed upon costs incurred in conducting research during the BI Research Term, including certain pass through costs from third party contractors and full-time employee salaries.

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

For the three and nine months ended September 30, 2025, the Company recognized revenue of $2.1 million and $5.1 million, respectively, related to the BI Collaboration and License Agreement. The Company recorded short-term research and development liabilities of $7.8 million on its condensed consolidated balance sheet as of September 30, 2025.

The Company considered the capitalization of contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, as it relates to the BI Collaboration and License Agreement. The Company capitalized license expenses of approximately $1.1 million as of September 30, 2025, paid to Einstein pursuant to the Einstein License Agreement which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. This amount is comprised of approximately $1.1 million of capitalized license expenses related to the up-front payment received from BI in May 2025, net of accumulated amortization of approximately $0.4 million. As of September 30, 2025, $0.7 million was included in prepaid expenses and other short-term assets related to the BI Collaboration and License Agreement.

12.
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

The Company pays $0.1 million in annual maintenance license fees to Einstein, which are amortized equally throughout the year. The Company incurred less than $0.1 million in annual maintenance fees for each of the three and nine months ended September 30, 2025 and 2024.

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

See discussion of the BI Collaboration and License Agreement in Note 11.

Contingencies

The Company accrues contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in the Company’s condensed consolidated financial statements.

The Company may be subject to various legal proceedings from time to time as part of its business. As of September 30, 2025, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

13.
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

For each of the three and nine months ended September 30, 2025, the Company recorded $0.1 million in interest expense to the lease liability.

At September 30, 2025, operating lease right-of-use assets totaled $4.6 million. Corresponding operating lease liabilities totaled $4.7 million, of which $2.0 million were recorded in current liabilities, and $2.7 million were recorded in long-term liabilities on the Company’s condensed consolidated balance sheets.

As of both September 30, 2025 and December 31, 2024, security deposits of $0.6 million related to the 40G Additional Laboratory Lease were included in deposits on the Company’s consolidated balance sheets.

Future minimum lease payments under these leases at September 30, 2025 are as follows:

(in thousands)
2025 (remaining 3 months)	$630
2026	2,228
2027	1,884
2028	559
Total lease payments	5,301
Less: imputed interest	(586)
Present value of lease payments	$4,715

Rent expense of $0.6 million and $2.3 million was included in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025, respectively. Rent expense of $0.9 million and $2.6 million was included in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024, respectively.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	2.33	1.35
Weighted average discount rate	9.78%	6.85%

14.
Subsequent Events

On November 6, 2025, ImmunoScape Pte. Ltd. (“IMSCP”) exercised its option (the “Option”) to obtain licenses to research, develop and commercialize molecules from the Company's CUE-100 series, including CUE-101 and CUE-102, subject to certain exclusions (the licensed series of molecules, the “Licensed Program”), for all oncology indications pursuant to a Collaboration and License Agreement, effective November 6, 2025, between the Company and IMSCP (the “Collaboration and License Agreement”). The licenses include a co-exclusive development license for five years or, if longer, for so long as IMSCP has a specified number of CUE-100 series molecules under active development and, pursuant to which, the Company retains non-exclusive research rights to support its other programs (the “co-exclusive development license”). The licenses also include an exclusive commercial license to IMSCP for any CUE-100 series molecule that IMSCP advances to IND-enabling studies while the co-exclusive development license is in effect. The Licensed Program will be further developed and potentially commercialized by IMSCP. The Option was exercised pursuant to an Option Agreement between the Company and IMSCP, dated October 22, 2025 (the “Option Agreement”). In connection with entry into the Option Agreement and IMSCP’s exercise of the Option, the Company received an aggregate of $5.0 million in the fourth quarter of 2025. Pursuant to the Collaboration and License Agreement, the Company is entitled to receive (a) equity of IMSCP equal to 40% of the issued and outstanding equity of IMSCP and additional equity, in the form of warrants, upon certain dilution events in the future, (b) a time-based payment of $5.0 million in or prior to December 2025, (c) an additional time-based payment of $5.0 million before the first anniversary of the effective date of the Collaboration and License Agreement, (d) high single-digit royalties on global net sales and (e) low- to mid-double digit royalties from sublicensing royalties and income. The Collaboration and License Agreement includes customary termination provisions, including IMSCP’s ability to terminate the agreement in its entirety on 60 days’ advanced written notice to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cue Biopharma, Inc. and its subsidiary (“Cue Biopharma”, “we”, “us”, “our” or the “Company”) should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 31, 2025, or the 2024 Annual Report.

Overview

We are a clinical-stage biopharmaceutical company developing a novel class of injectable therapeutics engineered to selectively engage and modulate disease-specific T cells for the treatment of autoimmune disease and cancer. Unlike conventional approaches that broadly activate the immune system, our Immuno-STAT® platform is designed to selectively modulate disease-relevant T cells, enhancing efficacy while minimizing off-target effects. We believe our Immuno-STAT platform holds the promise of producing drug product candidates with the potential of establishing new standards of care in the treatment of autoimmune disease and cancer. Our programs include, but are not limited to, drug product candidates designed to:

•
CUE-400 series (Autoimmune Diseases): Exploit transforming growth factor beta (TGF-β) and Interleukin 2 (IL2) signaling to induce an anti-inflammatory process, with a novel and unique mechanism to not only foster proliferation of regulatory T cells (Tregs) but also induce Tregs from T effector cells with the potential of restoring immune balance and functional immune tolerance (e.g., CUE-401 for autoimmune conditions).
•
CUE-500 series (Targeted Cell Depletion): Redirect anti-viral killer T cells to target and eliminate defined pathogenic cells (e.g., CUE-501 for autoimmune B cell depletion, which has been licensed to Boehringer Ingelheim International GmbH).
•
CUE-100 series (Oncology): Selectively activate and expand tumor-specific T cells (e.g., CUE-101 for HPV+ cancers and CUE-102 for Wilms’ tumor 1 protein (WT1), expressing cancers, both of which have been licensed to ImmunoScape Pte. Ltd. for development in oncology indications).

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

Our lead candidate, CUE-401, is a preclinical, bifunctional fusion protein designed to promote immune tolerance by modulating key components of the immune system, including the induction of newly formed Tregs (iTregs) from Teff cells, as well as expansion of existing or natural regulatory T cells (nTregs). Through the co-activity of engineered variants of TGF-β and IL-2, CUE-401 has the therapeutic potential to re-establish immune balance and induce tolerance across a range of T cell mediated autoimmune and inflammatory diseases.

CUE-401 has been engineered to harness the capacity of TGF-β to re-establish immune balance combined with the complementary signaling of IL-2, to provide an anti-inflammatory environment, as well as Treg induction and expansion for what we believe will provide long-lasting tolerance, which is considered to be the ultimate goal of treating autoimmune disease.

CUE-401, our first-in-class, bifunctional molecule integrating a masked TGF-ß with our clinically validated, attenuated IL-2 variant, is designed to address multiple hurdles to fully exploit the therapeutic potential of an immunology master switch. This novel design provides for “conditional binding” to avoid off target activity and has generated highly differentiated data in multiple preclinical autoimmune animal disease models.

In these preclinical animal models, CUE-401 behaves as a master switch to reduce inflammation as well as convert autoreactive effector T cells into iTregs, which express FoxP3, the hallmark transcription factor that characterizes stable Tregs. These findings suggest that CUE-401 acts by establishing a “tolerance positive feedback loop” that not only increases nonspecific Treg populations but also reduces and converts specific autoreactive T cells into transdifferentiated iTregs that are specific to the disease-causing autoantigens.

We believe these results, along with advances in the manufacturing of CUE-401, have substantially reduced the risk profile for the development of this program and we have selected a lead candidate molecule. Scale-up manufacturing and other IND-enabling studies for CUE-401 are presently ongoing. We are preparing to file an investigational new drug (IND) application in the second quarter of 2026. We have selected atopic dermatitis as our lead indication for our Phase 1b trial for CUE-401. We anticipate receiving human safety data in the second half of 2026 and human proof-of-concept data in the second half of 2027. These early clinical trial results are anticipated to provide mechanistic evidence and validation further supporting the underlying premise of establishing immune balance and inducing durable immune tolerance, which could represent a potential breakthrough as a new standard of care in multiple high-value autoimmune disease indications.

CUE-500 Series

The CUE-500 series has been developed to enable targeted anti-viral T cell-mediated depletion of pathogenic cell types, including autoreactive B cells. We believe these biologics have the potential to achieve immune balance in autoimmune patients and are significantly differentiated from other competing approaches such as bifunctional antibody drug conjugates, pan-T cell engagers, IL-2 muteins, TNFR2 agonists, and CAR-T therapies.

The CUE-500 series represents a novel approach to selectively target disease-causing cells by redirecting existing anti-viral memory T cells to target and deplete such disease-causing cells. CUE-501, for which we entered into a collaboration and license agreement with Boehringer Ingelheim International GmbH (BI) in April 2025, is being developed to target and deplete autoimmune disease-causing B cells, in patients with autoimmune disease caused by autoreactive, pathogenic B cells. Targeted B cell depletion is widely recognized in the industry as a clinically validated and important approach for the treatment of B cell mediated autoimmune and inflammatory diseases, and we believe the selective mechanism of action exploiting the anti-viral memory T cell repertoire will provide highly effective killing of the targeted cells while preventing or substantially reducing the side effect profile often experienced with competing approaches.

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

CUE-100 Series

Historically, we primarily focused our resources on the development of our CUE-100 series for oncology, namely the CUE-101 and CUE-102 drug product candidates, which are representative of our approach to selectively activate targeted CD8+ T cells against cancer, both of which have been licensed to ImmunoScape Pte. Ltd.

While we are prioritizing CUE-401, we are preparing study reports for the CUE-101 and CUE-102 trials. A total of 80 patients were dosed in the CUE-101 Phase 1b open-label study investigating CUE-101 in the treatment of HPV+ recurrent metastatic (R/M) head and neck squamous cell carcinoma (HNSCC), in second line and beyond in patients as a monotherapy, and as a first line therapy in combination with pembrolizumab (KEYTRUDA®). All patient dosing has been completed and post-dose safety follow-up is ongoing for one study patient. Database lock preparations are ongoing with lock expected in the fourth quarter of 2025. In addition, we are enabling an investigator sponsored trial to evaluate CUE-101 as neoadjuvant therapy in locally advanced HPV+ HNSCC.

Additionally, a total of 42 patients were dosed in the CUE-102 Phase 1b clinical trial investigating CUE-102 as a monotherapy in late line R/M WT1+ colorectal, gastric, ovarian, and pancreatic cancer. All patient dosing and post-dose safety follow-up has been completed. Database lock preparations are ongoing with lock expected in the fourth quarter of 2025. In addition, we are enabling an investigator sponsored Phase 1b, open-label study to evaluate CUE-102 in recurrent glioblastoma (rGBM) with the first patient dosed in August 2025.

Key data highlights (data cutoff date of September 17, 2025) from the open-label Phase 1b study of CUE-101 in HPV+ R/M HNSCC include:

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
•
Median OS of 32.7 months compared to 12.3 months in the historical KEYNOTE-048 trial.
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

We intend to maximize this value by focusing on the development of CUE-401, for which we are preparing to file an IND application in the second quarter of 2026. We have also successfully established collaborations across our pipeline, such as our strategic collaboration and license agreements with BI for the development of CUE-501, and ImmunoScape Pte. Ltd. for the development of our CUE-100 series.

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

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2024 Annual Report have the greatest potential impact on our financial statements, so we consider those estimates, assumptions and judgments to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2025.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. As of September 30, 2025, two of these milestones had been achieved, as we had filed an IND application in 2019, and initiated an investigator sponsored Phase 1b neoadjuvant clinical trial for CUE-101 in locally advanced HNSCC in 2021.
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

As of September 30, 2025, we were in compliance with our obligations under the Einstein License.

We account for the costs incurred in connection with the Einstein License in accordance with Accounting Standards Codification 730, Research and Development.

We pay $0.1 million in annual maintenance license fees to Einstein, which are amortized equally throughout the year. We incurred less than $0.1 million in annual maintenance fees for each of the three and nine months ended September 30, 2025 and 2024. Such costs are included in research and development costs in our condensed consolidated statements of operations and comprehensive loss.

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

We did not recognize any revenue related to the LG Chem Collaboration Agreement for the three and nine months ended September 30, 2025. For each of the three and nine months ended September 30, 2024 we recognized revenue of less than $0.1 million related to the LG Chem Collaboration Agreement. As of September 30, 2025, we had recorded $20.0 million in collaboration revenue related to this agreement since the agreement was entered into. The majority of the research phase of the LG Chem Collaboration Agreement was completed by March 31, 2022.

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

As of the date of this report, both we and Ono have satisfied all of our respective performance obligations and made all outstanding payments required under the agreement. For the nine months ended September 30, 2025, we recognized revenue of $0.4 million related to the Ono Collaboration and Option Agreement. We did not recognize revenue for the three months ended September 30, 2025 related to the Ono Collaboration and Option Agreement. For each of the three and nine months ended September 30, 2024, we recognized revenue of $3.4 million and $7.7 million, respectively, related to the Ono Collaboration and Option Agreement. We did not record short or long-term research and development liabilities on our condensed consolidated balance sheet as of September 30, 2025, as the performance obligation has been met and completed. For the year ended December 31, 2024, we recorded short-term research and development liabilities on our consolidated balance sheets of $0.1 million.

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

For the three and nine months ended September 30, 2025, we recognized revenue of $2.1 million and $5.1 million, respectively, related to the BI Collaboration and License Agreement. We recorded short-term research and development liabilities of $7.8 million on our condensed consolidated balance sheet dated September 30, 2025.

ImmunoScape Collaboration and License Agreement

On November 6, 2025, ImmunoScape Pte. Ltd. (“IMSCP”) exercised its option (the “Option”) to obtain licenses to research, develop and commercialize molecules from the CUE-100 series, including CUE-101 and CUE-102, subject to certain exclusions (the licensed series of molecules, the “Licensed Program”), for all oncology indications pursuant to a Collaboration and License Agreement, effective November 6, 2025, with IMSCP. The licenses include a co-exclusive development license for five years or, if longer, for so long as IMSCP has a specified number of CUE-100 series molecules under active development and, pursuant to which, we retain non-exclusive research rights to support its other programs (the “co-exclusive development license”). The licenses also include an exclusive commercial license to IMSCP for any CUE-100 series molecule that IMSCP advances to IND-enabling studies while the co-exclusive development license is in effect. The Licensed Program will be further developed and potentially commercialized by IMSCP. The Option was exercised pursuant to an Option Agreement between us and IMSCP, dated October 22, 2025 (the “Option Agreement”). In connection with entry into the Option Agreement and IMSCP’s exercise of the Option, we received an aggregate of $5.0 million in the fourth quarter of 2025.

Pursuant to the Collaboration and License Agreement, we are entitled to receive (a) equity of IMSCP equal to 40% of the issued and outstanding equity of IMSCP and additional equity, in the form of warrants, upon certain dilution events in the future, (b) a time-based payment of $5.0 million in or prior to December 2025, (c) an additional time-based payment of $5.0 million before the first anniversary of the effective date of the Collaboration and License Agreement, (d) high single-digit royalties on global net sales and (e) low- to mid-double digit royalties from sublicensing royalties and income. The Collaboration and License Agreement includes customary termination provisions, including IMSCP’s ability to terminate the agreement in its entirety on 60 days’ advanced written notice to us.

Components of Results of Operations

Collaboration Revenue

We have not yet generated commercial revenue from product sales. To date, we have generated revenue from collaboration agreements with BI, IMSCP, LG Chem, Ono (which terminated in March 2025), and Merck Sharp & Dohme Corp. (which terminated in December 2022). Our collaboration revenue may vary from period to period depending on the progress of our work in connection with our collaboration agreements.

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

The following table summarizes our research and development expenses by category for the nine months ended September 30, 2025 and 2024 (in millions):

	September 30,
	2025	2024
Employee compensation	$7.7	$9.6
Clinical trial costs	3.1	5.9
Facilities and overhead	3.8	3.9
Contract manufacturing costs	3.9	4.7
Lab costs	0.6	0.8
Professional fees	2.1	4.2
Total	$21.2	$29.1

The following table summarizes our research and development expenses by category for the three months ended September 30, 2025 and 2024 (in millions):

	September 30,
	2025	2024
Employee compensation	$2.2	$2.7
Clinical trial costs	0.3	1.4
Facilities and overhead	1.3	1.3
Contract manufacturing costs	0.2	1.2
Lab costs	0.1	0.2
Professional fees	0.7	2.6
Total	$4.8	$9.4

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

Results of Operations

Three and Nine Months Ended September 30, 2025 and 2024

Our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, as discussed herein, are presented below in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$2,149	$3,336	$5,524	$7,711
Operating expenses:
General and administrative	4,939	2,867	12,792	10,564
Research and development	4,754	9,381	21,211	29,111
Loss (gain) on fixed asset disposal	51	(97)	51	(97)
Total operating expenses	9,744	12,151	34,054	39,578
Loss from operations	(7,595)	(8,815)	(28,530)	(31,867)
Other income (expense):
Interest income	222	343	649	1,332
Interest expense	(75)	(188)	(306)	(643)
Total other income, net	147	155	343	689
Net loss	$(7,448)	$(8,660)	$(28,187)	$(31,178)

Collaboration Revenue

Collaboration revenue decreased by $1.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was due to less revenue earned during the three months ended September 30, 2025 from our BI Collaboration and License Agreement compared to revenue earned during the three months ended September 30, 2024 from our Ono Collaboration and Option Agreement due to the timing of activities pursuant to the respective agreements.

Collaboration revenue decreased by $2.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was due to less revenue earned during the nine months ended September 30, 2025 from our BI Collaboration and License Agreement compared to revenue earned during the nine months ended September 30, 2024 from our Ono Collaboration and Option Agreement due to the timing of activities pursuant to the respective agreements.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to a one-time employee severance accrual in September of 2025, as well as an increase in professional fees.

General and administrative expenses increased by $2.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to an increase in professional fees and a one-time employee severance payment, partially offset by a decrease in stock-based compensation.

Research and Development Expenses

Research and development expenses decreased by $4.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to decreases in clinical trial costs for our CUE-100 series, as well as decreases in employee compensation, which includes stock-based compensation.

Research and development expenses decreased by $7.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to decreases in clinical trial costs for our CUE-100 series, as well as decreases in employee compensation, which includes stock-based compensation.

Interest Income

Interest income decreased by $0.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was due to lower interest earned on cash and cash equivalents.

Interest income decreased by $0.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was due to lower interest earned on cash and cash equivalents.

Interest Expense

Interest expense decreased by $0.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This was due to a decrease in interest owed from borrowings under our Loan Agreement with SVB.

Interest expense decreased by $0.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This was due to a decrease in interest owed from borrowings under our Loan Agreement with SVB.

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities, cash received from BI, IMSCP, LG Chem, Ono, and Merck Sharp & Dohme Corp. under collaboration agreements, and borrowings under the Loan Agreement.

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

In October 2021, we entered into an open market sale agreement, or the ATM Sales Agreement, with Jefferies LLC, or Jefferies, as agent, to sell shares of our common stock for aggregate gross proceeds of up to $80 million, from time to time, through an at-the-market equity offering program. The ATM Sales Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of our common stock pursuant to the ATM Sales Agreement or (b) the termination of the ATM Sales Agreement by us or Jefferies. During the three months ended September 30, 2025, we sold 1,334,859 shares of common stock under the ATM Sales Agreement for proceeds of $1.0 million, net of commissions paid, but excluding transaction expenses. During the three months ended September 30, 2024, there were no sales under the ATM Sales Agreement. During the nine months ended September 30, 2025, we sold 2,431,862 shares of common stock under the ATM Sales Agreement for proceeds of $1.8 million, net of commissions paid, but excluding transaction expenses. During the nine months ended September 30, 2024, we sold 1,428,200 shares of common stock under the ATM Sales Agreement for proceeds of $3.4 million, net of commissions paid, but excluding transaction expenses. As of September 30, 2025, we had sold an aggregate of 11,504,093 shares of common stock under the ATM Sales Agreement for proceeds of $42.2 million, net of commissions paid, but excluding transaction expenses, since its inception.

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

Cash Flows

Based on our current plans and forecasted expenses, we believe our existing cash, cash equivalents and marketable securities as of September 30, 2025, as well as the upfront payments we have received and are entitled to receive from IMSCP, will enable us to fund our operations into the third quarter of 2026. However, we will need to raise substantial additional capital to fund our future operations and remain as a going concern. We expect to finance our future cash needs through a combination of equity offerings, collaborations, and other strategic alliances. Volatility in capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, we may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about our ability to continue as a going concern.

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the nine months ended September 30, 2025 and 2024 in thousands:

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(20,611)	$(27,301)
Investing activities	(6,945)	33
Financing activities	16,799	11,175
Net change in cash, cash equivalents, and restricted cash	$(10,757)	$(16,093)

Operating Activities

Net cash used in operating activities totaled $20.6 million for the nine months ended September 30, 2025 compared to $27.3 million for the nine months ended September 30, 2024. The decrease of $6.7 million was primarily due to decreases in cash outflows from changes in accounts payable, prepaid expense and other current assets, partially offset by increases from changes in research and development contract liabilities.

Investing Activities

Net cash used in investing activities totaled $6.9 million for the nine months ended September 30, 2025 compared to net cash provided by investing activities of less than $0.1 million during the nine months ended September 30, 2024. The increase of $7.0 million in cash used was primarily due to purchases of marketable securities during the nine months ended September 30, 2025.

Financing Activities

Net cash provided by financing activities totaled $16.8 million for the nine months ended September 30, 2025 compared to $11.2 million for the nine months ended September 30, 2024. The increase of $5.6 million was due to proceeds received from our underwriting agreement entered into in April 2025, as well as sales under our ATM Sales Agreement during the nine months ended September 30, 2025.

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
•
continue to assess maturing clinical data of our CUE-100 series, including CUE-101 and CUE-102, which we have deprioritized and which have been licensed to IMSCP for development in oncology indications;
•
leverage our autoimmune and cancer programs to advance our other drug product candidates into preclinical and clinical development;
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

Under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. We currently believe that our existing cash, cash equivalents and marketable securities, as of September 30, 2025, along with the upfront payments we have received and are entitled to receive from IMSCP will allow us to fund operations into the third quarter of 2026. As a result, we have determined that this cash runway of less than 12 months from the date of issuance of our financial statements included in this Quarterly Report on Form 10-Q, along with our accumulated deficit, history of losses, and future expected losses meet the ASC

205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of our financial statements included in this Quarterly Report on Form 10-Q. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity offerings, collaborations, and other strategic alliances, and, depending on the availability and level of additional financings, and cash expenditure reduction, there is no guarantee that we will be successful in these mitigation efforts.

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
•
any disputes which may occur between us and our employees, collaborators, including Einstein, LG Chem, BI and IMSCP, or other prospective business partners; and
•
the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Principal Commitments

There have been no material changes to our contractual obligations and commitments as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2024 Annual Report. Additional information regarding the BI Collaboration and License Agreement, the amendment to our Einstein License, and the second amendment to our License Agreement with MIL 40G, LLC, may be found in Notes 11 and 13 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception and have never generated revenue or profit from product sales, and it is possible we will never generate revenue or profit from product sales. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $18.7 million. Based on our current operating plans, and the upfront payments we have received and are entitled to receive from IMSCP, we believe we will have sufficient funds to meet our obligations into the third quarter of 2026. However, we will need to raise substantial additional capital to fund our future operations. There can be no assurance that we will be able to obtain additional funding, including through a combination of equity offerings, collaborations, and other strategic alliances, or other sources on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or consider other various strategic alternatives.

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

This past spring, the Trump Administration initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the U.S. and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 11, 2025. Since the April announcement, several countries including, the European Union, Japan, South Korea and the United Kingdom, among others, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, the President issued an executive order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41%. The new rates do not apply to Canada, China, Mexico and a few other countries. For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of an additional 20%. Regarding Canada and Mexico, the rate remains 25% for goods that are not covered by the USMCA for Mexico and, effective August 1, 2025, was increased to 35% on imports from Canada that are not covered by the USMCA. Sustained uncertainty about, or the further escalation of, trade and political tensions between the U.S. and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China. Certain countries have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%. These include the European Union, Japan, South Korea and the United Kingdom.

Separately, in April 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, the President announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, the President indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, the President delayed the October 1st effective date of the tariffs on branded or patented pharmaceutical products announcing that the administration had now “begun preparing” tariffs on manufacturers that don’t build in the U.S. or enter into a most-favored-nation (MFN) drug pricing agreement with the Trump Administration.

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

On May 12, 2025, we received a deficiency letter, or the Notice, from the Listing Qualifications Department, or the Staff, of Nasdaq indicating that we failed to comply with the Minimum Bid Requirement. The Notice had no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had an initial period of 180 calendar days (which expired on November 10, 2025) to regain compliance with the Minimum Bid Requirement.

Thereafter, on November 11, 2025, we received a written notice from the Staff granting us an additional 180 calendar day compliance period (until May 11, 2026), or the Second Compliance Period, to regain compliance with the Minimum Bid Requirement.

We intend to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. If at any time during the Second Compliance Period the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide us with written confirmation of compliance and the matter will be closed, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). We have provided written notice to Nasdaq of our intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary. If we fail to regain compliance with the Minimum Bid Requirement, by effecting a reverse stock split or otherwise, our common stock may be delisted. This potential delisting, and any other potential delisting, of our common stock could have a material adverse effect on the market for, and liquidity and price of, our common stock and would adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by investors, customers and employees and fewer business development opportunities. Any delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares of our common stock in the public market.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)
Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On May 12, 2025, we received a deficiency letter, or the Notice, from the Listing Qualifications Department, or the Staff, of Nasdaq indicating that we failed to comply with the Nasdaq continued listing requirement to maintain a minimum closing bid price of at least $1.00 per share, or the Minimum Bid Requirement. The Notice had no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had an initial period of 180 calendar days (which expired on November 10, 2025) to regain compliance with the Minimum Bid Requirement.

Thereafter, on November 11, 2025, we received a written notice from the Staff granting us an additional 180 calendar day compliance period (until May 11, 2026), or the Second Compliance Period, to regain compliance with the Minimum Bid Requirement.

We intend to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. If at any time during the Second Compliance Period the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide us with written confirmation of compliance and the matter will be closed, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). We have provided written notice to Nasdaq of our intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary.

(c) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
10.1#	Executive Employment Agreement, dated September 28, 2025, between the Registrant and Usman Azam	X
10.2#	Separation and Release of Claims Agreement, dated September 27, 2025, between the Registrant and Daniel Passeri	X
10.3#	Advisor Agreement, dated September 27, 2025, between the Registrant and Daniel Passeri	X
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.	X

# Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: November 12, 2025	By:	/s/ Usman Azam

Usman Azam President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)