Form 10-K
period 2025-12-31
Cue Biopharma, Inc.
filed 2026-03-16
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $52.0 million (based on the closing price of the registrant’s common stock on June 30, 2025 of $0.68 per share).

As of March 13, 2026, the registrant had 97,660,791 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2025. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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
•
We are substantially dependent on the success of our drug product candidates, and significant additional research and development and clinical testing will be required before we can potentially seek regulatory approval for or commercialize any of our drug product candidates.
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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company developing a novel class of injectable therapeutics engineered to selectively engage and modulate disease-specific T cells for the treatment of autoimmune and inflammatory diseases. Unlike conventional approaches that broadly activate the immune system, our Immuno-STAT® platform is designed to selectively modulate disease-relevant T cells, enhancing efficacy while minimizing off-target effects. We believe our Immuno-STAT platform holds the promise of producing drug product candidates with the potential of establishing new standards of care in the treatment of autoimmune and inflammatory diseases. Our programs include, but are not limited to, drug product candidates designed to:

•
CUE-400 series (Autoimmune Diseases): Exploit transforming growth factor beta (TGF-β) and Interleukin 2 (IL-2) signaling to induce an anti-inflammatory process, with a novel and unique mechanism to not only foster proliferation of regulatory T cells (Tregs) but also induce Tregs from T effector cells with the potential of restoring immune balance and functional immune tolerance (e.g., CUE-401 for autoimmune conditions).
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

Our lead candidate, CUE-401, is a preclinical, bifunctional fusion protein designed to promote immune tolerance by modulating key components of the immune system, including the induction of newly formed Tregs (iTregs) from Teff cells, the expansion of existing or natural regulatory T cells (nTregs), and the reduction of pro-inflammatory autoreactive cells. Through the co-activity of engineered variants of TGF-β and IL-2, CUE-401 has the therapeutic potential to re-establish immune balance and induce tolerance across a range of T cell mediated autoimmune and inflammatory diseases.

CUE-401 has been engineered to harness the capacity of TGF-β to re-establish immune balance combined with the complementary signaling of IL-2, to provide an anti-inflammatory environment, as well as Treg induction and expansion for what we believe will provide long-lasting tolerance, which is considered to be the ultimate goal of treating autoimmune disease. In addition, the TGF-β moiety has the potential to reduce inflammation as well as reduce the number of pathogenic pro-inflammatory cells in the autoimmune disease setting.

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

In these preclinical animal models, CUE-401 behaves as a master switch to reduce inflammation and pro-inflammatory cells, as well as convert autoreactive Teff cells into iTregs, which express FoxP3, the hallmark transcription factor that characterizes stable Tregs. These findings suggest that CUE-401 acts by establishing a “tolerance positive feedback loop” that not only increases nonspecific Treg populations (natural Tregs) but also reduces and converts specific autoreactive T cells into transdifferentiated iTregs that are specific to the disease-causing autoantigens.

We believe these results, along with advances in the manufacturing of CUE-401, have substantially reduced the risk profile for the development of this program, and we have selected a lead candidate molecule. Scale-up manufacturing and other IND-enabling studies for CUE-401 are nearing completion, with GLP toxicology studies having been completed in both mice and non-human primate species. We are preparing to file an investigational new drug (IND) application in the second quarter of 2026. Our Phase 1 trial for CUE-401 will consist of a two-part study, comprised of a single ascending dose and a multiple ascending dose in healthy volunteers. We anticipate receiving human safety data starting in the second half of 2026. We anticipate that these early clinical trial results will provide pharmacokinetic and pharmacodynamic evidence and further support the underlying premise of establishing immune balance and inducing durable immune tolerance with CUE-401. We believe this could represent a potential breakthrough as a new standard of care in multiple high-value autoimmune disease indications.

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

CUE-100 Series

Historically, we primarily focused our resources on the development of our CUE-100 series for oncology, namely the CUE-101 and CUE-102 drug product candidates, which are representative of our approach to selectively activate targeted CD8+ T cells against cancer, both of which have been licensed to ImmunoScape Pte. Ltd., or IMSCP, to advance a novel in vivo approach to cell therapy for the treatment of solid tumors. Under our Collaboration and License Agreement with IMSCP, IMSCP is developing a novel Seed-and-Boost immunotherapy that combines our clinically validated Immuno-STAT T-cell engagers, the CUE-100 series, with IMSCP’s proprietary tumor-specific T cell receptors, or TCRs. The combination therapy is designed to overcome core limitations of existing cell therapies and to potentially establish a new standard of care with superior anti-tumor activity, durable T cell persistence and product scalability.

Plan of Operation

Our approach to developing precision immunotherapies has yielded a growing portfolio of novel proteins with the potential to address multiple unmet needs across autoimmune diseases. We believe that our science is derisked with clinical tolerability and activity from our Phase 1 clinical trials of CUE-101 and CUE-102, with the potential for significant market opportunities. As a result of our insights and learnings from our growing body of supportive data, we believe our corresponding strategic plans position us well to optimize shareholder value.

We intend to maximize this value by focusing on the development of CUE-401, for which we are preparing to file an IND application in the second quarter of 2026. We have also successfully established collaborations across our pipeline, such as our strategic collaboration and license agreements with BI for the development of CUE-501, and IMSCP for the development of our CUE-100 series.

As a development-stage company, the majority of our business activities to date have been, and our planned future activities will be, devoted to furthering research and development of our drug product candidates.

Our License Agreement with Einstein

On January 14, 2015, or the Effective Date, we entered into a license agreement, as amended and restated on July 31, 2017 and as further amended on October 30, 2018, January 13, 2024 and April 10, 2025, or the Einstein License, with Albert Einstein College of Medicine, or Einstein, for certain patent rights, or the Patents, relating to our core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides. We hold an exclusive worldwide license, with the right to sublicense, import, make, have made, use, provide, offer to sell, and sell all products, processes and services that use the Patents, including certain technology received from Einstein related thereto, which we refer to as the Licensed Products.

The Einstein License is a royalty-bearing license obligating us to pay a percentage of proceeds received from sales of categories of Licensed Products at low single digit rates. We have also agreed to share a portion of our proceeds that we derive from other agreements, like sublicense agreements, that we may enter into relating to the Licensed Products. The percentage of such proceeds that we are required to pay Einstein ranges from the low to mid-teens, depending on how far we have developed a Licensed Product before we enter into an agreement relating to the Licensed Product. These percentages are reduced for sales of Licensed Products in countries where a competing product exists and for products or services involving the use or incorporation of technology received from Einstein relating to synapse for targeted T cell activation molecules, receptor ligand identification or platforms for T cell monitoring. In addition to our obligation to pay royalties based upon a percentage of proceeds from sales of Licensed Products, we have also agreed to pay Einstein annual maintenance fees. The maintenance payments are non-refundable, but are creditable against any royalty payments we pay under the Einstein License. For the year ended December 31, 2025, there were no payments related to Einstein license maintenance fees under the Einstein License, as they were creditable against actual payments owed to Einstein during the twelve-month period.

Under the Einstein License, we are also obligated to make milestone payments corresponding to: (i) approval of the first IND by the U.S. Food and Drug Administration, or the FDA, or foreign equivalent for a Licensed Product; (ii) approval of any subsequent IND application or foreign equivalent for a “new indication” for a Licensed Product; (iii) initiation of Phase 2 clinical trials or foreign equivalent on a Licensed Product; (iv) initiation of Phase 2 clinical trials or foreign equivalent for a

“new indication” for a Licensed Product; (v) initiation of Phase 3 clinical trials or foreign equivalent on a Licensed Product; (vi) initiation of Phase 3 clinical trials or foreign equivalent for a “new indication” for a Licensed Product; (vii) the first commercial sale of a Licensed Product; (viii) the first commercial sale of each “new indication” for one of our previously approved Licensed Products; and (ix) cumulative sales of certain Licensed Products reaching certain threshold amounts. The aggregate amount of milestone payments made under the Einstein License may equal up to $1.85 million for each Licensed Product and up to $1.85 million for each new indication of a Licensed Product. Additionally, the aggregate amount of one-time milestone payments based on cumulative sales of all Licensed Products may equal up to $5.75 million. At December 31, 2025, we have made payments totaling $1.2 million since inception with respect to achievement of these milestones.

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
•
initiate Phase 3 clinical trials on a Licensed Product or an FDA approved clinical trial designed to support a biologics license application within a number of years from the Effective Date;
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

On April 10, 2025, we entered into an amendment to the Einstein License. Pursuant to the amendment, Einstein consented to our entry into the BI Collaboration and License Agreement and granted us the right to sublicense to BI (each as defined below). In addition, we and Einstein agreed to amend specified upstream payment obligations that may be owed to Einstein by us, solely in connection with the sublicense to BI. In the second quarter of 2025, we paid Einstein $0.9 million in fees in relation to the amendment to this license with Einstein.

Our Collaboration Agreement with LG Chem

On November 6, 2018, we entered into a Collaboration, License and Option Agreement, as amended from time to time, or the LG Chem Collaboration Agreement, with LG Chem Ltd., or LG Chem, pertaining to the development of CUE-101 and CUE-102 Immuno-STATs in Australia and in certain countries in Asia, or the LG Chem Territory.

In furtherance of pursuing strategic options pertaining to CUE-101, on March 11, 2025, we regained our rights to the LG Chem Territory for the CUE-101 program, which had previously been licensed to LG Chem, and LG Chem terminated all of its rights to the same program. We also agreed to make future payments to LG Chem, if and when one or more potential scenarios related to the CUE-101 program occur, up to a predetermined aggregate amount.

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

Our Collaboration and License Agreement with BI

On April 10, 2025, we entered into a Collaboration and License Agreement, or the BI Collaboration and License Agreement, with BI to research, develop and commercialize differentiated B cell depletion molecules, including CUE-501.

Under the terms of the BI Collaboration and License Agreement, we and BI will conduct collaborative research focused on CUE-501 during a four-year period or, if earlier, the completion of activities under the research plans, or the BI Research Term. In addition to, or instead of, CUE-501, BI may elect, at its sole discretion, to include additional or alternative compounds targeted at B cell depletion. BI will have an exclusive, royalty-bearing, worldwide, sublicensable license, under our applicable patents and know-how, to develop, manufacture and commercialize such compounds and their derivatives, or BI Licensed Products, for all uses, and BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of BI Licensed Products at its expense. During the BI Research Term, we are prohibited from developing or commercializing any molecule for applications in B cell depletion. See discussion of the BI Collaboration and License Agreement in Note 10 to our consolidated financial statements appearing elsewhere in this Form 10-K.

Our Collaboration and License Agreement with ImmunoScape

On November 6, 2025, IMSCP exercised its option, or the Option, to obtain licenses to research, develop and commercialize molecules from our CUE-100 series, including CUE-101 and CUE-102, subject to certain exclusions , for all oncology indications pursuant to a Collaboration and License Agreement, effective November 6, 2025, between us and IMSCP, or the IMSCP Collaboration and License Agreement. The licenses provided pursuant to the IMSCP Collaboration and License Agreement include a co-exclusive development license for five years or, if longer, for so long as IMSCP has a specified number of CUE-100 series molecules under active development and, pursuant to which, we retain non-exclusive research rights to support our other programs, or the co-exclusive development license. We also retain our rights to the CUE-100 series, including CUE-101 and CUE-102, for use in any manner other than as a component of a cell therapy product for 18 months past the effective date of the IMSCP Collaboration and License Agreement. The licenses also include an exclusive commercial license to IMSCP for any CUE-100 series molecule that IMSCP advances to IND-enabling studies while the co-exclusive development license is in effect. The licensed series of molecules will be further developed and potentially commercialized by IMSCP. The Option was exercised pursuant to an Option Agreement between us and IMSCP, dated

October 22, 2025, or the Option Agreement. In connection with entry into the Option Agreement and IMSCP’s exercise of the Option, we received an aggregate of $9.5 million, net of withholding taxes, in the fourth quarter of 2025 and are entitled to receive an additional $5.0 million before the first anniversary of the effective date of the IMSCP Collaboration and License Agreement. See discussion of the IMSCP Collaboration and License Agreement in Note 10 to our consolidated financial statements appearing elsewhere in this Form 10-K.

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

As of December 31, 2025, we owned or had licensed 161 issued patents (including 31 issued U.S. patents), 308 pending patent applications (including 63 in the U.S.), 5 pending U.S. provisional patent applications, 10 pending PCT (international) applications, and 230 pending foreign patent applications.

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

We compete with other companies working to develop cytokines to restore immune balance, as well as those developing other therapeutic modalities, including monoclonal antibodies, bi-specific antibodies, cell therapies, and vaccines with application in treating patients living with autoimmune disease. Potential competitors in the cytokine-based therapy space include Amgen, Bristol-Myers Squibb, Merck & Co., Nektar Therapeutics, Sanofi S.A., TRex Bio, and RegCell. In the regulatory T cell therapies space, potential competitors include Coya Therapeutics, Quell Therapeutics, EVOQ Therapeutics, and Sonoma Biotherapeutics.

We believe that our approach provides us with a superior competitive advantage and differentiation, with a potentially first-in-class, masked TGF-b and IL-2 designed to address the underlying mechanism of disease by rebalancing the Treg and effector cell ratio.

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
•
preparation and submission to the FDA of a biologics license application, or BLA, for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;
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

With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the PHSA that required animal testing in support of a BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems, or bioprinted or computer models. In April 2025, the FDA released a roadmap to replace animal testing in preclinical safety studies with scientifically validated new approach methodologies.

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

On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. Subsequently, in July 2025, pursuant to a court order, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” In light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of NDAs.

In September 2025, the FDA issued final guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The final guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) final guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued final guidance outlining recommendations for the implementation of decentralized clinical trials.

In October 2025, the FDA issued final guidance that focuses on patient-focused drug development. The guidance outlines how stakeholders, such as patients, caregivers, researchers and medical product developers, can submit patient experience data in support of the development and approval of drug products. To that end, the guidance provides an overview of clinical outcome assessments, or COAs, in clinical trials, and the role that COAs may play in evaluating the clinical benefit of a medical product.

In February 2026, the Commissioner of Food and Drugs (the Commissioner) and the Director of the Center for Biologics Evaluation and Research published an editorial in the New England Journal of Medicine in which they declared that, in most cases, the new default requirement for FDA approval of a new product will be one adequate and well-controlled pivotal clinical trial plus confirmatory evidence, rather than two pivotal clinical trials. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers. The FDA has long had authority to approve new products on the basis of one trial plus confirmatory evidence and, in recent years, the agency has exercised that authority with respect to certain types of products. The FDA now takes the position that this will be the new official default standard for most product candidates. At this point, it is unclear how this new policy will be implemented by the FDA and how, if at all, it will affect our clinical development programs.

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although the FDA has historically not enforced these reporting requirements, the FDA has issued, as of January 31, 2026, eight notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

The acceptance by the FDA of study data from clinical trials conducted outside the United States in support of U.S. approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

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

In May 2025, the FDA disclosed plans to expand its use of unannounced inspections of foreign manufacturing facilities that produce drugs and biologics distributed in the United States. Subsequently, in August 2025, the FDA introduced a “PreCheck” program with the intention of supporting companies as they build new facilities in the United States. The PreCheck program provides manufacturers with more frequent FDA communication at critical development stages, including facility design, construction, and pre-production. These FDA initiatives flow from an Executive Order issued by President Trump on May 5, 2025, calling for actions to reduce regulatory barriers to pharmaceutical manufacturing in the United States.

Submission and Filing for Review of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting a license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2026 is $4,682,003 for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for federal fiscal year 2026 is $442,213. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information. In October 2025, the FDA issued internal guidance clarifying that “materially incomplete or inadequately organized” applications that would not permit timely, efficient and complete review will be the subject of an RTF. The internal guidance also provides that the agency will issue an RTF for an application that relies on a single adequate and well-controlled investigation to support approval if prior communications with the FDA determined the need for more than one clinical study and any justification for a single investigation is inadequate.

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

For those seeking to challenge FDA’s CRL decision, the agency has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution. While CRLs were previously treated by the FDA as confidential and were only disclosed in action packages for approved products, the agency announced in September 2025 that it will now release CRLs promptly after they are issued to sponsors. Since that announcement, the FDA has posted a number of CRLs on its website.

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

•
Fast Track Designation. Product candidates are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, this designation enables a company to petition the FDA to initiate review of sections of a BLA before the application is complete, a process known as rolling review.
•
Accelerated Regenerative Medicine Advanced Therapy designation. With the passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of product candidates designated as regenerative advanced therapies. A product candidate is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.
•
Commissioner’s National Priority Voucher Program. On June 17, 2025, the FDA announced the creation of the “Commissioner’s National Priority Voucher,” or CNPV, Program. Vouchers issued under this program can be redeemed by sponsors to shorten the review time of a BLA from approximately ten to twelve months to one to two months. The FDA has indicated that the CNPV Program will convene experts from the FDA’s offices for a team-based review rather than using the standard review system. Clinical data will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a one-day meeting. Vouchers under the CNPV Program will reportedly be given to companies aligned with U.S. national priorities.
•
Rare Disease Evidence Principles. In September 2025, the FDA introduced a framework intended to streamline the approval of new therapies for ultrarare diseases. The Rare Disease Evidence Principles, or RDEP, is intended to allow sponsors to rely on a single-arm trial in support of approval of biologics that treat rare diseases with very small patient populations and where the disease is linked to a known genetic defect and characterized by progressive functional deterioration leading to disability or death in a short period of time. The targeted diseases should also lack adequate alternative therapies.

Accelerated Approval

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

With passage of FDORA, in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval trial of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things.

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

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the U.S. Department of Justice, or the Office of the Inspector General of the U.S. Department of Health and Human Services, or HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act, or PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the federal Drug Supply Chain Security Act became effective in the United States, mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes in place. So as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.

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

The FDA and Congress may further reevaluate and revise the Orphan Drug Act and its regulations and policies. For example, in September 2021, the U.S. Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and not the “indication or use” for which the product is approved. Subsequently, in another case, a federal district court in Washington, D.C. followed the reasoning of the 11th Circuit decision, and that decision was appealed to the U.S. Court of Appeals for the D.C. Circuit. On February 3, 2026, the Consolidated Appropriations Act of 2026 was enacted into law. It overruled these court decisions and codified the FDA’s longstanding interpretation of the scope of orphan drug exclusivity to apply to “the same drug for the same approved use or indication within such [designated] rare disease or condition.” This change, which applies retroactively, expressly authorizes the FDA to approve multiple versions of the same orphan drug for different sub-indications and subpopulations, such as adult and pediatric patients or multiple variations of the same disease that are caused by different genetic variants.

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

There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products. Further, the FDA may revise the standards governing approval of biosimilars so as to bring such products to the market more quickly. For example, in October 2025, the FDA issued draft guidance which proposes to eliminate the need for sponsors of biosimilar products to conduct comparative human clinical efficacy studies, allowing them to rely instead on analytical testing to demonstrate product differences from a reference product.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2026, the standard fee is $579,272 and the small business fee is $144,818.

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

Additionally, in 2018, California enacted legislation that has been dubbed the first “GDPR-like” (referring to the EU General Data Protection Regulation, or GDPR) law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering additional laws that will go into effect in 2026 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

Review, Approval and Regulation of Drug Products in the European Union

To market any product outside of the United States, a sponsor must also comply with numerous regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-member EU, before it can commence clinical trials or marketing of the product in those countries or jurisdictions. This process in the EU generally follows the same lines as in the United States and requires the satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication.

Preclinical Studies

Before a product enters clinical testing in the EU, the sponsor must conduct preclinical studies to demonstrate the safety of the investigational product for such clinical testing. These studies must be conducted in compliance with the principles of GLP, as set forth in EU Directive 2004/10/EC. In particular, preclinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with GLP principles, which reflect the requirements of the Organization for Economic Co-operation and Development.

Human Clinical Trials in Support of a Marketing Authorization

Clinical trials in the EU are governed by the Clinical Trials Regulation (EU) No 536/2014, or CTR, which replaced the prior Clinical Trials Directive 2001/20/EC, or CTD. The CTR is designed to simplify and streamline the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State submits a single application for approval. The submission is made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public. All clinical trials in the EU (including those which are ongoing) are subject to the CTR.

The CTR streamlines the process and includes a single set of documents to be prepared and submitted for the application, simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, and Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure is governed by the national law of the relevant EU Member State.

As in the United States, sponsors conducting certain clinical studies in the EU must post clinical trial information at the EudraCT website: https://eudract.ema.europa.eu.

Pediatric Studies

Prior to obtaining a marketing authorization in the EU, sponsors must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a sponsor wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when the development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before a Marketing Authorization Application, or MAA, can be filed, or an existing marketing authorization can be amended, the EMA determines whether a sponsor has complied with the agreed studies and measures listed in each relevant PIP.

PRIME Designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, which are often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need, and it provides for the accelerated assessment of product candidates that represent substantial innovation. Products from small- and medium-sized enterprises may qualify for early entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once an application has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Medicinal Products for Human Use, or CHMP, or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product candidate at EMA’s Committee level.

Marketing Authorization

To obtain a marketing authorization, or MA, for a product under the EU regulatory system, a sponsor must submit an MAA either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in EU Member States, including the decentralized procedure, national procedure, or mutual recognition procedure.

The centralized procedure provides for the grant of an MA by the European Commission, or EC, that is valid for all EU Member States. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for certain types of product candidates, including those produced by certain biotechnological processes, designated as orphan products, that are advanced therapies, and that have a new active substance indicated for the treatment of certain diseases, including cancer. However, the centralized procedure may be optional for product candidates with a new active substance indicated for the treatment of other diseases and product candidates that are highly innovative or for which a centralized process is in the interest of patients. Sponsors must demonstrate the quality, safety, and efficacy of their product candidates to the EMA, which provides an opinion regarding the MAA. The EC then decides whether to grant or refuse marketing authorization in light of the opinion delivered by the EMA.

The CHMP was established at the EMA and plays a vital role in the authorization of medicines in the EU. The CHMP provides scientific advice to sponsors investigating and developing new medicines, prepares scientific guidelines and regulatory guidance to help sponsors prepare MAAs, and cooperates with international partners on the harmonization of regulatory requirements. With respect to MAAs filed under the centralized procedure, the CHMP is responsible for conducting an initial assessment of a product candidate and the data supporting approval of the MAA. The maximum timeframe for the evaluation of an MAA is 210 days, excluding interruptions when additional information or written or oral explanation is to be provided by the sponsor in response to questions from the CHMP. Accelerated evaluation with a time limit of 150 days may be granted by the CHMP in exceptional cases.

On the basis of its review, the CHMP provides a scientific opinion on whether or not an MA should be granted for a product candidate. Within 15 calendar days of receipt of a final opinion from the CHMP, the EC must prepare a draft decision concerning an MAA. This draft decision must take the CHMP opinion and any relevant provisions of EU law into account. Before arriving at a final decision, the EC must consult the Standing Committee on Medicinal Products for Human Use. This committee is composed of representatives of the EU Member States and is chaired by a non-voting EC representative.

The decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product candidate is applying to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference Member State, or RMS, prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States which, within 90 days of receipt, must decide whether to approve the assessment report. If the relevant EU Member State cannot approve the RMS’s assessment report due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the EC, whose decision is binding on all EU Member States.

The mutual recognition procedure similarly is based on the acceptance by the competent authorities of the EU Member States of the MA of a medicinal product by the competent authorities of other EU Member States. The holder of a national MA may submit an application to the competent authority of an EU Member State requesting that this authority recognize the MA delivered by the competent authority of another EU Member State.

Periods of Authorization and Renewals

An MA is initially valid for five years and may be renewed after five years following a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. In connection with seeking a renewal, the MA holder must provide the EMA or the competent authority of the EU Member State with a consolidated version of the data in respect of quality, safety and efficacy or the medicine, including all variations introduced since the MA was granted, at least six months before the MA ceases to be valid. The EC or the competent authority of the EU Member State may decide, on justified grounds relating to pharmacovigilance, to proceed with an additional five-year period of MA. Once definitively renewed, the MA shall be valid for an unlimited period. If a renewed MA is not followed by the actual placing of the medicine on the EU market (in the case of the centralized procedure) or on the market of the authorizing EU Member State within three years after renewal, and is no longer actually present on the applicable market for three consecutive years, the MA ceases to be valid.

Marketing Authorization Under Exceptional Circumstances

The EC may grant a “marketing authorization under exceptional circumstances” under Article 14(8) of Regulation (EC) No 726/2004. This authorization is intended for medicines for which the sponsor can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because: the indications for which the product in question is intended are encountered so rarely that the sponsor cannot reasonably be expected to provide comprehensive evidence; given the present state of scientific knowledge, comprehensive information cannot be provided; or it would be contrary to generally accepted principles of medical ethics to collect such information.

A marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following: the sponsor must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit-risk profile; the medicine in question may be supplied by medical prescription only and may in certain cases be administered only under strict medical supervision, possibly in a hospital and in the case of a radiopharmaceutical, by an authorized person; and the package leaflet and any medical information must draw the attention of the medical practitioner to the fact that the particulars available concerning the medicinal product in question are as yet inadequate in certain specified respects.

A marketing authorization under exceptional circumstances is subject to an annual process to review and reassess the risk-benefit balance. Continuation of the authorization is linked to the annual reassessment and a negative assessment could potentially result in the marketing authorization being suspended or revoked. The renewal of a marketing authorization under exceptional circumstances, however, follows the same rules as a standard MA. Thus, it is granted for an initial five-year period, after which the authorization will become valid indefinitely, unless the EMA decides that safety grounds merit one additional five-year renewal.

Conditional Marketing Authorization

The EC may also grant a “conditional marketing authorization” to a product prior to obtaining the comprehensive clinical data required for an MAA under Article 14-a of Regulation (EC) No 726/2004. A conditional marketing authorization may be granted for product candidate (including product candidates designated as orphan products) if: (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data, (iii) the product candidate fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the product candidate outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations.

Post-Approval Regulatory Requirements

Following the issuance of an MA for a medicine, the sponsor of the MA is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These requirements include compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which may include post-authorization studies and additional monitoring obligations. Further, the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the EC

Guidelines for Good Manufacturing Practice, or EU cGMP. These requirements include compliance with the EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.

At the same time, the marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU under Directive 2001/83EC, as amended, and are also subject to EU Member State laws.

Regulatory Exclusivity

New products approved on the basis of a complete data package currently qualify for eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents sponsors that seek MA of generic products from referencing the innovator’s data in support of an abbreviated application. During the additional two-year period of market exclusivity, a generic MAA can be submitted and the innovator’s data may be referenced in that application, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period may be extended to a maximum of 11 years if, during the first eight years of those ten years, the MA holder for the innovative product obtains an authorization for one or more new therapeutic indications which are determined to bring a significant clinical benefit in comparison with existing therapies.

In November 2020, the EC launched a review of the EU’s pharmaceutical legislation, including its provisions governing regulatory exclusivity. The EC’s proposal for revision of several legislative measures was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory exclusivity protection. On December 11, 2025, the European Parliament and Council reached a provisional political agreement on the legislation, which is expected to be adopted by mid-2026. Key changes include updating regulatory exclusivity to a new system with eight years of data exclusivity and a reduced market exclusivity period to one year, which can be extended if specific conditions are fulfilled up to a maximum of 11 years. This measure, and others, are expected to be adopted by mid-2026 and, following a transition period of 24 months, will likely take effect in mid-2028.

Orphan Drug Designation and Exclusivity

As in the United States, a product candidate can be designated as an orphan drug by the EC if its sponsor can establish that the product candidate is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU that without incentives is unlikely to generate sufficient return from marketing in the EU to justify the necessary investment. For either of these categories, the sponsor must demonstrate that there is no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by the condition.

If product candidate is designated as an orphan drug, the product will be eligible for a range of benefits during the development and regulatory review process, including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all EU Member States and a reduction or elimination of registration and MA fees.

Further, if and when the product is authorized for marketing, the orphan product will be entitled to ten years of market exclusivity in all EU Member States. However, MA may be granted to a similar medicinal product with the same orphan indication during the 10-year period with the consent of the MA holder of the original orphan product or if the manufacturer of the original orphan product is unable to supply sufficient quantities. MA may also be granted to a similar medicinal product with the same orphan indication if the product is safer, more effective or otherwise clinically superior to the original orphan product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan product is sufficiently profitable not to justify maintenance of market exclusivity.

Pediatric Exclusivity

If a sponsor obtains an MA in all EU Member States, or a MA granted in the centralized procedure by the EC, and the study results for the pediatric population are included in the application, even when negative, the product is eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC.

Patent Term Extensions

The EU provides for patent term extension through SPCs. The rules and requirements for obtaining a SPC are set out in Regulation (EC) 469/2009 and are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. Although SPCs are available throughout the EU, sponsors must apply on a country-by-country basis.

Pricing Decisions

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Other countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, EU Member States have the option to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.

Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals, and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced EU Member States, can further reduce prices.

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

The IVDR became effective in May 2022. However, it became clear in 2021 that that EU Member States, health institutions and economic operators were not ready to apply the IVDR as from that date. The EC therefore proposed a progressive or staggered roll-out of the rules of the IVDR. The current transition periods range from May 26, 2025 for high risk in vitro diagnostics, or IVDs, to May 26, 2027 for lower risk IVDs. Certain provisions for devices manufactured and used in health institutions, would have to apply as from May 26, 2028. These transition periods only apply to so called “legacy device”, meaning devices covered by a certificate or declaration of conformity issued under the previous legal framework (notably, the IVDD).

Review, Approval and Regulation of Medical Products in the United Kingdom

As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (Great Britain and Northern Ireland). The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into domestic law the body of EU law instruments governing medicinal products that existed prior to the United Kingdom’s withdrawal from the EU. On April 28, 2025, the UK Parliament adopted amendments to improve and strengthen the clinical trials regulatory regime in the United Kingdom. These revisions will take effect on April 28, 2026, and were needed to replace the prior requirements in the United Kingdom that were based on the repealed CTD, which has been replaced by the CTR.

In addition, as of January 1, 2024, an international recognition procedure, or IRP, applies in the United Kingdom and is designed to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to sponsors that have previously received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs include the FDA, EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure, and the FDA for approvals granted in the United States. The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion is an RR authorization for the purposes of IRP.

Following the withdrawal of the United Kingdom from the EU, the UK Data Protection Act applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. The United Kingdom government has determined that it considers all EU Member States and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected. Further, the EC decided in June 2021 that the level of data protection in the United Kingdom is “essentially adequate” for purposes of data transfer from the EU to the United Kingdom. On December 19, 2025, the EC renewed this decision until December 27, 2031. The United Kingdom and the U.S. have also agreed to a U.S.- United Kingdom “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer personal data from the United Kingdom to the United States.

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

In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. Following the July 2020 CJEU judgement invalidating the so-called EU-U.S. Privacy Shield, the EC adopted an adequacy decision for the EU-U.S. Data Privacy Framework in July 2023. This adequacy decision permits U.S. companies who self-certify under the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework, and there is currently one pending litigation against the EU-U.S. Data Privacy Framework before the CJEU, C-703/25 P – Latombe v. Commission. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the so-called standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.

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

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, Congress enacted the PPACA, which, among other things, includes changes to the coverage and payment for products under government health care programs.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. A number of states have submitted Section 804 Importation Program proposals to the FDA with the goal of obtaining authority to import drugs from Canada, subject to conditions. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from FDA prior to formally submitting their section 804 importation program (SIP) proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation but, with passage of the One Big Beautiful Bill Act on July 3, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023 with the negotiated prices for ten selected drug products becoming effective on January 1, 2026. The second cycle of negotiations with participating drug companies occurred during 2025, and the negotiated prices for this second set of 15 drugs will become effective on January 1, 2027. On January 27, 2026, CMS published the list of 15 drugs selected for the third cycle of negotiations. These negotiated prices will become effective on January 1, 2028.

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties also filed lawsuits in various courts with similar constitutional claims. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing or on the merits. For example, on May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

Since adoption of the IRA, the Trump Administration has taken a number of actions to reduce the costs of pharmaceutical products. For example, on April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Order provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Thereafter, on July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients. Virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, President Trump launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the administration’s pricing agreements with pharmaceutical manufacturers.

Separately, on December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation, or CMMI, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as OECD countries with a GDP of $400 billion and a per capita GDP that is at least 60% of the US per capita GDP (an initial list of 19 reference countries is included in the proposed rule). These pilot programs are proposed to go into effect beginning October 1, 2026.

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

Human Capital

As of December 31, 2025, we had 29 full time employees. Substantially all of our employees are located in Massachusetts. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good. Additionally, we utilize independent contractors and other third parties to assist with various aspects of our drug and product development.

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

Corporation Information

We were incorporated under the laws of the State of Delaware on December 31, 2014 under the name Imagen Biopharma, Inc. We changed our name to Cue Biopharma, Inc. in October 2016. Our website address is www.cuebiopharma.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K or any other report or document we file with the Securities and Exchange Commission, or the SEC, and any reference to our website address is intended to be an inactive textual reference only.

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

We have incurred significant losses since our inception and have never generated revenue or profit from product sales, and it is possible we will never generate revenue or profit from product sales. As of December 31, 2025, we had cash and cash equivalents of $27.1 million. Based on our current operating plans, we believe we will have sufficient funds to meet our obligations into the first quarter of 2027. However, we will need to raise substantial additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding, including through a combination of equity offerings, collaborations, and other strategic alliances, or other sources on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or consider other various strategic alternatives, including the sale or disposition of our rights or assets or our dissolution and liquidation with little or no return to investors. Any such change in our product development programs or strategic alternatives may have a material adverse effect on the price per share of our common stock.

Moreover, these factors raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern or any actions described above that we may take as a result of our inability to obtain sufficient additional funding may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If existing or potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. We could also be forced to sell or dispose of our rights or assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operation and financial condition, including the possibility that a lack of funds could cause our business to fail, dissolve and liquidate with little or no return to investors.

We are a clinical-stage biopharmaceutical company, have no history of generating commercial revenue, have a history of operating losses and may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company. We have a limited operating history, have never generated revenue from product sales, and have a history of losses from operations. As of December 31, 2025, we had an accumulated deficit of $368.5 million. Our ability to achieve commercial revenue-generating operations and, ultimately, achieve profitability will depend on whether we can obtain additional capital when we need it, complete the development of our technology, receive regulatory approval of our drug product candidates, successfully commercialize our drug product candidates and/or find and/or maintain strategic collaborations that can incorporate our drug product candidates into new or existing drugs which can be successfully commercialized together. There can be no assurance that we will ever generate commercial revenues or achieve or maintain profitability.

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

Moreover, in July 2024, we determined to prioritize and strategically focus on our autoimmune programs, including CUE-401 and CUE-501, which are currently at a preclinical stage. In April 2025, we licensed differentiated B cell depletion molecules, including CUE-501, to Boehringer Ingelheim International GmbH, or BI, for research, development and commercialization and in November 2025, we licensed molecules from our CUE-100 series, including CUE-101 and CUE-102, to ImmunoScape Pte. Ltd., or IMSCP, for research, development and commercialization in oncology indications. There can be no assurances that any of these programs covered by our existing or any future collaborations or licenses will be developed further or reach commercialization. We plan to continue to seek third party support through partnerships and collaborations, or alternative funding structures and there is no guarantee that we will be able to do so on favorable terms or at all.

We are substantially dependent on the success of our drug product candidates, and significant additional research and development and clinical testing will be required before we can potentially seek regulatory approval for or commercialize any of our drug product candidates.

Our drug product candidates, including CUE-401 and CUE-501, are all at a preclinical stage. In April 2025, we licensed differentiated B cell depletion molecules, including CUE-501, to BI for research, development and commercialization and in November 2025, we licensed molecules from our CUE-100 series, including CUE-101 and CUE-102, to IMSCP for research, development and commercialization in oncology indications, in combination with a cell therapy product. We retained the rights to the CUE-100 series, including CUE-101 and CUE-102, for use in any manner other than as a component of a cell therapy product for 18 months past the effective date of the IMSCP license. Even though we entered into collaborations to develop differentiated B cell depletion molecules and the CUE-100 series, we expect that additional trials of these product candidates will be required in order to gain approval from the FDA. Therefore, significant additional research and development activity and clinical testing are required before we and our collaborators will have a chance to achieve a commercially viable product from CUE-101, CUE-102, CUE-401, CUE-501 or our other drug product candidates. Our research and development efforts remain subject to all of the risks associated with the development of new biopharmaceutical products and treatments based on immune modulation. Development of the underlying technology may be affected by unanticipated technical or other problems, among other research and development issues, and the possible insufficiency of funds needed in order to complete development of these drug product candidates. Safety, regulatory and efficacy issues, clinical hurdles or other challenges may result in delays and cause us to incur additional expenses that would increase our losses. If we and our collaborators cannot complete, or if we experience significant delays in developing, our potential drug product candidates or products for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail and investors may lose the entirety of their investment.

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

In addition, policies of the FDA and other regulatory authorities with respect to clinical trials may change and additional government regulations may be enacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directed the FDA to issue new guidance on DAPs. In June 2024, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. That action, along with similar actions by the Trump Administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the Trump Administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act, or the APA. The court ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of NDAs and BLAs.

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

We have completed Phase 1 clinical trials for our most advanced clinical stage asset, CUE-101, and a Phase 1 clinical trial for CUE-102, but otherwise we have not conducted any clinical trials. We have conducted various preclinical studies of our drug product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, and many drug product candidates fail in clinical trials despite promising preclinical results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. Human patients in clinical trials may suffer significant adverse events or other side effects not observed in our preclinical studies, including, but not limited to, immunogenic responses, organ toxicities such as liver, heart or kidney or other tolerability issues or possibly even death. The observed potency and kinetics of our drug product candidates in preclinical studies may not be observed in human clinical trials. If clinical trials of our drug product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug product candidates.

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

On November 6, 2018, we entered into a Collaboration, License and Option Agreement, as amended from time to time, or the LG Chem Collaboration Agreement, with LG Chem Ltd., or LG Chem, for the development of CUE-101 and CUE-102 Immuno-STATs. Pursuant to the LG Chem Collaboration Agreement, we have granted certain exclusive license rights to LG Chem in Australia and in certain countries in Asia and LG Chem has agreed to provide certain services to us and to make payments to us that include licensing fees, milestone payments and sales royalties. This agreement does not commit LG Chem to a long-term relationship, and LG Chem may disengage with us at any time.

In furtherance of pursuing strategic options pertaining to CUE-101, on March 11, 2025, we regained our rights to the LG Chem Territory for the CUE-101 program, which had previously been licensed to LG Chem, and LG Chem terminated all of its rights to the same program. We also agreed to make future payments to LG Chem, if and when one or more potential scenarios related to the CUE-101 program occur, up to a predetermined aggregate amount. LG Chem continues to maintain its interest and rights in the CUE-102 program, targeting WT1 expressing cancers, pursuant to the LG Chem Collaboration Agreement.

On February 22, 2023, we entered into a strategic collaboration agreement, or the Ono Collaboration and Option Agreement, with Ono Pharmaceutical Co., Ltd., or Ono, to further develop CUE-401 and provide dedicated resources and capabilities to help advance CUE-401 toward the clinic. On March 11, 2025, we and Ono agreed to terminate the Ono Collaboration and Option Agreement, effective as of March 6, 2025 . Effective upon termination, we regained worldwide development and commercialization rights for CUE-401 from Ono. At such time, the agreement had no further force or effect with the exception of certain customary provisions which were intended to survive termination and expiration of the agreement.

In July 2024, we determined to prioritize and strategically focus on our autoimmune programs, including CUE-401 and CUE-501.

On April 10, 2025, we entered into a Collaboration and License Agreement, or the BI Collaboration and License Agreement, with BI to research, develop and commercialize differentiated B cell depletion molecules, including CUE-501. Under the terms of the BI Collaboration and License Agreement, we and BI will conduct collaborative research focused on CUE-501 during a four-year period or, if earlier, the completion of activities under the research plans, or the BI Research Term. In addition to, or instead of, CUE-501, BI may elect, at its sole discretion, to include additional or alternative compounds targeted at B cell depletion. BI will have an exclusive, royalty-bearing, worldwide, sublicensable license, under our applicable patents and know-how, to develop, manufacture and commercialize such compounds and their derivatives, or BI Licensed Products, for all uses, and BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of BI Licensed Products at its expense. During the BI Research Term, we are prohibited from developing or commercializing any molecule for applications in B cell depletion.

And lastly, on November 6, 2025, IMSCP exercised its option to obtain licenses to research, develop and commercialize molecules from the CUE-100 series, including CUE-101 and CUE-102, subject to certain exclusions, for all oncology indications pursuant to a Collaboration and License Agreement, effective November 6, 2025, between us and IMSCP, or the IMSCP Collaboration and License Agreement. The licenses provided pursuant to the IMSCP Collaboration and License Agreement include a co-exclusive development license for five years or, if longer, for so long as IMSCP has a specified number of CUE-100 series molecules under active development and, pursuant to which, we retain non-exclusive research rights to support our other programs, or the co-exclusive development license. We also retained our rights to the CUE-100 series, including CUE-101 and CUE-102, for use in any manner other than as a component of a cell therapy product for 18 months past the effective date of the IMSCP Collaboration and License Agreement. The licenses include an exclusive commercial license to IMSCP for any CUE-100 series molecule that IMSCP advances to IND-enabling studies while the co-exclusive development license is in effect. The licensed series of molecules will be further developed and potentially commercialized by IMSCP.

We plan to continue to seek additional strategic alliances or collaborations with other third parties that we believe will complement or augment our development and commercialization efforts with respect to our drug product candidates and any future drug product candidates that we may develop. In addition, we currently do not have sales, marketing, manufacturing or distribution capabilities or arrangements. In order to commercialize our potential products, we plan to seek development and marketing partners or sublicensees to obtain necessary marketing, manufacturing and distribution capabilities.

Any of these relationships may require us to incur non-recurring and other charges, give up certain rights relating to our intellectual property and research and development activities, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, issue debt which may require liens on our assets and which will increase our monthly expense obligations, or disrupt our management and business. Moreover, we may not be successful in our efforts to establish additional strategic partnerships or collaborations for our drug product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our drug product candidates as having the requisite clinical and/or commercial potential based on current or future demonstrated safety, purity, and efficacy. If we are unable to maintain existing strategic partnerships or collaborations, or establish additional strategic partnerships or collaborations, to develop our drug product candidates, the costs for us to independently develop our drug product candidates may be higher than we currently anticipate, which could materially harm our business prospects, financial condition and results of operation.

Further, collaborations involving our drug product candidates are subject to numerous risks, which may include the following:

•
our collaborators may have significant discretion in determining the efforts and resources that they will apply to our collaboration as compared to their other then-existing collaborations;

•
our collaborators may not pursue development and commercialization of our drug product candidates or may not elect to continue or renew development or commercialization of our programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

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

Our collaboration agreements with each of LG Chem and BI contain exclusivity provisions that restrict our research and development activities.

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

We have granted to BI under the BI Collaboration and License Agreement an exclusive, royalty-bearing, worldwide, sublicensable license, under our applicable patents and know-how, to develop, manufacture and commercialize CUE-501, and any additional or alternative compounds targeted at B cell depletion compounds and their derivatives, for all uses. As such, during the BI Research Term, we are prohibited from developing or commercializing any molecule for applications in B cell depletion.

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

Immunotherapy technologies are advancing at a rapid pace and we anticipate competing with companies developing cytokine-based therapies (e.g., Amgen, Bristol-Myers Squibb, Merck, Nektar Therapeutics, Sanofi S.A., TRex Bio and RegCell), regulatory T cell therapies (e.g., Coya Therapeutics, Quell Therapeutics, EVOQ Therapeutics, and Sonoma Biotherapeutics), many of which have significantly greater financial and other resources than we currently have.

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

Changes in and uncertainty surrounding U.S. and international trade policies may adversely impact our business and operating results.

In the spring of 2025, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, an executive order announced a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the U.S. government had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs due to drug trafficking equaling 20% on imports from China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the U.S. delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the United States and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 10, 2025. Shortly before that expiration date, the United States and China reached a one-year agreement with an expiration of November 10, 2026, that includes the continued suspension of the heightened reciprocal tariffs on China and delayed enforcement of new U.S. export rules targeting affiliates of blacklisted firms.

Since the April reciprocal tariffs announcement, the EU, Japan, South Korea, Switzerland and the United Kingdom, among others, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, the U.S. administration issued an executive order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The deals with the EU, Japan, South Korea, Switzerland (and Liechtenstein), the UK and others cap pharmaceutical tariffs at 15%. In addition, an agreement with Malaysia provides a zero percent tariff exemption for pharmaceutical products that are not patented in the United States and are used in pharmaceutical applications, and an agreement with Switzerland and Lichenstein caps tariffs on pharmaceuticals imported from those two countries at 15%. Finally, an agreement with Taiwan concluded on January 15, 2026 eliminates tariffs on generic pharmaceuticals and their active ingredients imported from Taiwan.

The reciprocal tariffs and the fentanyl tariffs were imposed pursuant to the International Emergency Economic Powers Act, or IEEPA. These tariffs were found to be unconstitutional by multiple federal courts in the spring and summer of 2025. On February 20, 2026, the Supreme Court held that IEEPA does not authorize the President to impose tariffs, invalidating both the reciprocal tariffs and the drug trafficking tariffs. Shortly thereafter, the President issued a new Executive Order revoking the IEEPA tariffs, and Customs and Border Protection ceased collecting the tariffs as of 12:01 a.m. on February 24, 2026. At the same time, however, the Trump Administration imposed a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. Pursuant to the statute, absent an extension by Congress, these tariffs will expire in 150 days on

July 24, 2026. For those countries that have concluded trade deals with the United States, the tariff rates agreed to – including with regard to pharmaceuticals and pharmaceutical ingredients – have now reverted to 10% until July 24, 2026.

Like the IEEPA tariffs, pharmaceuticals and pharmaceutical ingredients are exempt from the Section 122 tariffs along with a list of other products. The administration has announced that it also plans to initiate new investigations on “most major trading partners” under Section 301 of the same act, which will likely lead to additional tariffs.

Neither the Supreme Court’s decision nor the Executive Order revoking the IEEPA tariffs addressed refunds, leaving the issue to renewed proceedings before the U.S. Court of International Trade, where importers may need to pursue administrative remedies and/or litigation amid continued uncertainty.

Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S.-based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China.

Separately, in April 2025, the Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, the U.S. administration announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, the administration indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, the administration delayed the October 1, 2025 effective date of the tariffs on branded or patented pharmaceutical products announcing that the administration had now “begun preparing” tariffs on manufacturers that do not build in the U.S. or enter into a most-favored-nation drug pricing agreement with the administration.

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the research, development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

Further, some of our collaborators and suppliers are located in China. Trade tensions and conflicts between the United States and China have been escalated in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions.

For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics over alleged ties to the Chinese military. Subsequently, in December 2025, as part of the Fiscal Year 2026 National Defense Authorization Act, President Trump signed into law the BIOSECURE Act. Under the Act, US government agencies cannot (1) buy or obtain biotechnology equipment or services provided by biotechnology companies of concern (“BCCs”); (2) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract; or (3) expend loan or grant funds for biotechnology equipment or services provided by a BCC, whether directly or through a loan or grant recipient. The Act does not name specific companies as BCCs but treats any company on the Department of Defense 1260H list of “Chinese military companies” as a BCC.

On December 18, 2025, the Chairs of multiple Senate and House committees, including the House Select Committee on China, sent a letter to the Department of Defense recommending that WuXi AppTec, WuXi Biologics, and WuXi XDC be added to the 1260H list, which would make all of those entities BCCs. The 1260H list was updated by the Department of Defense in January 2024 and January 2025. On February 13, 2026, the Department of Defense published an updated list, which included WuXi AppTec but then abruptly withdrew the list. The implications of this action remain unclear.

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

We rely completely on third parties to manufacture clinical drug supplies for our drug product candidates. If we were to experience an unexpected loss of supply of our drug product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience disruptions in supply or delays, suspensions or terminations of clinical trials or regulatory submissions. We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies and we lack the resources and the capability to manufacture any of our drug product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers or other third-party manufacturers to manufacture our drug product candidates, including Catalent and PCI San Diego, Inc., must obtain and maintain approval by the FDA. While we work closely with our third-party manufacturers on the manufacturing process for our drug product candidates, including quality audits, we generally do not control the implementation of the manufacturing process of, and are completely dependent on, our contract manufacturers or other third-party manufacturers for compliance with GMP regulatory requirements and for manufacture of both active drug substances and finished drug products. If our contract manufacturers or other third-party manufacturers cannot successfully manufacture material that conforms to applicable specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities and we may not have sufficient access to supplies, which could significantly and adversely affect our operations.

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

Currently, we use Catalent and PCI San Diego, Inc. as our source of supply for manufacturing clinical supply of our most advanced clinical stage assets, CUE-101 and CUE-102. If we experience multiple successive batch failures, or if supply from Catalent and PCI San Diego, Inc. is otherwise interrupted, there could be a significant disruption in our drug product candidates supply. Any alternative vendor would need to be qualified through an IND supplement, which could result in delay of our clinical trials of CUE-101 and CUE-102.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the UK Parliament adopted amendments to improve and strengthen the UK’s clinical trials regulatory regime; they will take effect on April 28, 2026. These changes were needed since the current UK requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical

Trials Regulation (Regulation EU No 536/2014). Since the UK left the EU prior to the date on which the EU CTR took effect, the UK legal framework did not benefit from the same revisions as occurred at EU level.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs, and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. Thereafter, on December 11, 2025, the European Parliament and Council reached a provisional political agreement on the legislation which is expected to be adopted by mid-2026. The revisions may have a significant impact on the pharmaceutical industry and our business. They would, among other things, set a baseline period of 8 years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total. There will likely be a transition period of 24 months, with the changes taking effect in mid-2028.

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

The FDA and Congress may further reevaluate and revise the Orphan Drug Act and its regulations and policies. For example, in September 2021, the U.S. Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and not the “indication or use” for which the product is approved. Subsequently, in another case, a federal district court in Washington, D.C. followed the reasoning of the 11th Circuit decision, and that decision was appealed to the U.S. Court of Appeals for the D.C. Circuit. On February 3, 2026, the Consolidated Appropriations Act of 2026 was enacted into law. It overruled these court decisions and codified the FDA’s longstanding interpretation of the scope of orphan drug exclusivity to apply to “the same drug for the same approved use or indication within such [designated] rare disease or condition.” This change, which applies retroactively, expressly authorizes the FDA to approve multiple versions of the same orphan drug for different sub-indications and subpopulations, such as adult and pediatric patients or multiple variations of the same disease that are caused by different genetic variants.

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

We believe that any of the product candidates we develop as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing. Further, the FDA may revise the standards governing approval of biosimilars so as to bring such products to the market more quickly.

For example, in October 2025, the FDA issued draft guidance which proposes to eliminate the need for sponsors of biosimilar products to conduct comparative human clinical efficacy studies, allowing them to rely instead on analytical testing to demonstrate product differences from a reference product. In addition, in February 2026, the Commissioner of Food and Drugs (the Commissioner) and the Director of the Center for Biologics Evaluation and Research published an editorial in the New England Journal of Medicine in which they declared that, in most cases, the new default requirement for FDA approval of a new product will be one adequate and well-controlled pivotal clinical trial plus confirmatory evidence, rather than two pivotal clinical trials. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers. The FDA has long had authority to approve new products on the basis of one trial plus confirmatory evidence and, in recent years, the agency has exercised that authority with respect to certain types of products. The FDA now takes the position that this will be the new official default standard for most product candidates. At this point, it is unclear how this new policy will be implemented by the FDA and how, if at all, it will affect our clinical development programs.

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

Finally, there can be no assurance that we will satisfy all FDA requirements, including new provisions that govern accelerated approval. For example, with passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval.

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

We may in the future conduct clinical trials for certain of our drug product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.

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

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas

invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The U.S. Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Thereafter, on September 30, 2025, the district court declined to dismiss the case and, instead, transferred it to federal district court in the Eastern District of Missouri. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be non-promotional, truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

In addition, under guidance from the FDA and the Pre-Approval Information Exchange Act, or PIE Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

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

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program, progress development efficiently, and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

These actions and the resulting recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidate. For example, on July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. In November 2025, a Congressional Continuing Resolution ended the government shutdown, providing full-year funding for the FDA for FY 2026 through September 30, 2026 at approximately $7 billion with a slight increase in user fees for drug and device companies.

While the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the administration’s efforts to reduce the workforce of HHS and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the reduction in workforce did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the reduction in workforce and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S., and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

In addition, government funding of government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the federal government shut down on October 1, 2025, and did not reopen for 43 days. With the shutdown, the FDA issued a public notice stating that agency operations would continue to the extent permitted by law, such as activities necessary to address imminent threats to the safety of human life and activities funded by carryover user fee funds. The FDA declared that, during the shutdown period, it did not have legal authority to accept user fees assessed for FY 2026 until an FY 2026 appropriation or Continuing Resolution for the FDA was enacted. As a result, the FDA was not able to accept any regulatory submissions for FY 2026 that required a fee payment and that was submitted during the lapse period. In addition, the FDA indicated that some of its regulatory science research, crucial for advancing product innovation, safety, and quality, would be curtailed during the lapse period.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and NDAs/BLAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. Florida now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. Florida will also need to relabel the products and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from the FDA prior to formally submitting their section 804 importation program, or SIP, proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the FDA and ultimately shortening the review timeline.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years. With passage of the OBBBA, on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. Since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023 with the negotiated prices for ten selected drug products becoming effective on January 1, 2026. The second cycle of negotiations with participating drug companies occurred during 2025, and the negotiated prices for this second set of 15 drugs will become effective on January 1, 2027. On January 27, 2026, CMS published the list of 15 drugs selected for the third cycle of negotiations. These negotiated prices will become effective on January 1, 2028.

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties also filed lawsuits in various courts with similar constitutional claims. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing or on the merits. For example, on May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

The legislation also subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. In addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The new law also caps Medicare out-of-pocket drug costs at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and placing price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

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

In addition, the Trump Administration has taken a number of actions to reduce the costs of pharmaceutical products. For example, on April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. Such measures include streamlining the state drug importation program and modifying provisions of the 340B program. Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Order provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Thereafter, on July 31, 2025, President Trump issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. Since that time, virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, President Trump launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the administration’s pricing agreements with pharmaceutical manufacturers.

On December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as OECD countries with a GDP of $400 billion and a per capita GDP that is at least 60% of the U.S. per capita GDP (an initial list of 19 reference countries is included in the proposed rule). Comments are due on the proposed pilot program rules on or before February 23, 2026, and the pilot programs are proposed to go into effect beginning October 1, 2026.

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

In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework, and there is currently one pending litigation against the EU-U.S. Data Privacy Framework before the Court of Justice of the European Union (CJEU), C-703/25 P – Latombe v. Commission. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business. Following the withdrawal of the UK from the EU, the UK Data Protection Act of 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the UK and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act of 2018 and the GDPR, respectively. The UK and the U.S. have also agreed to a U.S.-UK “Data Bridge”, which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the UK to the U.S. In addition to the UK, Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the U.S.). Any changes or updates to these developments have the potential to impact our business.

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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of

“sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering additional laws that will go into effect in 2026 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023, a health privacy law that regulates the collection and sharing of health information. The law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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
•
the terms and timing of any existing collaborations, licensing or other arrangements or any potential future collaborations, licensing or other arrangements that we may establish;
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
•
any disputes which may occur between us and our employees, collaborators, including Einstein, LG Chem, BI or IMSCP or other prospective business partners; and
•
the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

If we are unable to raise additional capital when needed, we may be required to curtail the development of our technology or materially curtail or reduce our operations. We could be forced to sell or dispose of our rights or assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operations and financial condition, including the possibility that a lack of funds could cause our business to fail and the Company to dissolve and liquidate with little or no return to investors.

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

If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price and liquidity of our common stock and our ability to access the capital markets could be negatively impacted.

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

We are actively monitoring the closing bid price of our common stock and continue to evaluate available options to regain compliance with the Minimum Bid Requirement. These options include, but are not limited to, effecting a reverse stock split, if necessary, to attempt to regain compliance. If at any time during the Second Compliance Period the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide us with written confirmation of compliance and the matter will be closed, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). We have provided written notice to Nasdaq of our intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary.

To that end, on March 4, 2026, our Board of Directors unanimously approved and declared advisable an amendment to our Amended and Restated Certificate of Incorporation, as amended, or our Certificate of Incorporation, to effect a reverse stock split, or the Reverse Stock Split, of our issued shares of common stock at a ratio within the range of not less than 1-for-30 and not greater than 1-for-50 with the exact ratio within such range and the implementation and timing of such Reverse Split to be determined at the sole discretion of our Board of Directors. The amendment to our Certificate of Incorporation is subject to the approval of our stockholders at our 2026 Annual Meeting of Stockholders, or the 2026 Annual Meeting, to be held at 9:00

a.m., Eastern Time, on April 13, 2026. If the proposal to approve the amendment to effect the Reverse Stock Split is approved by our stockholders at the 2026 Annual Meeting and our Board of Directors determines that the Reverse Stock Split would be in the best interests of our Company and our stockholders, our Board of Directors may determine to effect the Reverse Stock Split promptly after the 2026 Annual Meeting if such stockholder approval is received. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement, whether by effecting the Reverse Stock Split or otherwise, or maintain compliance with other Nasdaq listing requirements.

If we fail to regain compliance with the Minimum Bid Requirement, by effecting the Reverse Stock Split or otherwise, our common stock may be delisted. This potential delisting, and any other potential delisting, of our common stock could have a material adverse effect on the market for, and liquidity and price of, our common stock and would adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by investors, customers and employees and fewer business development opportunities. Any delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares of our common stock in the public market.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. Until such time as we are no longer a "smaller reporting company" with less than $100 million in annual revenue, and thereafter qualify as an accelerated filer or a large accelerated filer, our auditors will not be required to attest as to our internal control over financial reporting.

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

Additionally, in September 2024, we completed an underwritten public offering of (i) 11,564,401 shares of our common stock and accompanying common stock warrants to purchase 2,891,100 shares of our common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants to purchase 12,435,599 shares of our common stock and accompanying common stock warrants to purchase 3,108,900 shares of our common stock.

In April 2025, we completed an underwritten public offering of (i) 13,530,780 shares of our common stock and accompanying common stock warrants to purchase 3,382,695 shares of our common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants to purchase 11,469,216 shares of our common stock and accompanying common stock warrants to purchase 2,867,304 shares of our common stock.

In December 2025, we completed an underwritten public offering of (i) 12,500,000 shares of our common stock and accompanying common stock warrants to purchase 6,250,000 shares of our common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants to purchase 23,214,286 shares of our common stock and accompanying common stock warrants to purchase 11,607,143 shares of our common stock. In connection with the offering, we also granted the underwriters a 30-day option to purchase up to an additional 5,357,140 shares of our common stock and accompanying common stock warrants to purchase 2,678,570 shares of our common stock at the applicable public offering price, less underwriting discounts and commissions. The underwriters exercised the option in full and settled in cash, concurrent with the offering.

We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell up to $300.0 million of registered common stock, preferred stock, debt securities, warrants, subscription rights and/or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In addition, we have also entered into an open market sales agreement with Jefferies LLC, as sales agent, or the ATM Sales Agreement, pursuant to which we may offer and sell shares of our common stock under such registration statement for aggregate gross proceeds of up to $80.0 million under an “at-the-market” offering program. To date, we have sold $42.9 million of securities, net of commission paid, but excluding transaction expenses, pursuant to the ATM Sales Agreement.

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

As part of our private placement in November 2022, we issued common stock warrants to purchase an aggregate of 9,188,406 shares of our common stock, and pre-funded warrants to purchase an aggregate of 1,531,440 shares of our common stock. Each pre-funded warrant has an exercise price per share of common stock equal to $0.0001 per share. Each pre-funded warrant is exercisable from the date of issuance. Each common stock warrant has an exercise price per share of common stock equal to $3.93, or if exercised for a pre-funded warrant in lieu thereof, $3.9299 per pre-funded warrant. Each common stock warrant is exercisable from the date of issuance until November 16, 2027. Holders of pre-funded warrants and common stock warrants may not exercise any portion of their warrants to the extent that they would beneficially own more than 4.99% of our outstanding common stock immediately after exercise, which limitation we refer to as the 2022 Beneficial Ownership Limitation. The holders may increase or decrease their 2022 Beneficial Ownership Limitation to a percentage not in excess of 19.99% by giving notice to us.

As part of our underwritten public offering in September 2024, we issued common stock warrants to purchase an aggregate of 2,891,100 shares of our common stock, and pre-funded warrants to purchase an aggregate of 12,435,599 shares of our common stock. Each pre-funded warrant has an exercise price per share of common stock equal to $0.001 per share. Each pre-funded warrant is exercisable from the date of issuance until exercised in full. Each common stock warrant has an exercise price per share of common stock equal to $0.50. Each common stock warrant is exercisable from the date of issuance until September 30, 2029. Holders of pre-funded warrants and common stock warrants may not exercise any portion of their warrants to the extent that they would beneficially own more than 4.99% or 9.99%, as elected by the holder, of our outstanding common stock immediately after exercise, which limitation we refer to as the 2024 Beneficial Ownership Limitation. The holders may increase or decrease their 2024 Beneficial Ownership Limitation to a percentage not in excess of 19.99% by giving notice to us.

As part of our underwritten public offering in April 2025, we issued common stock warrants to purchase an aggregate of 6,249,999 shares of our common stock, and pre-funded warrants to purchase an aggregate of 11,469,216 shares of our common stock. Each pre-funded warrant has an exercise price per share of common stock equal to $0.001 per share. Each pre-funded warrant is exercisable from the date of issuance until exercised in full. Each common stock warrant has an exercise price per share of common stock equal to $0.79. Each common stock warrant is exercisable from the date of issuance until April 16, 2030. Holders of pre-funded warrants and common stock warrants may not exercise any portion of their warrants to the extent that they would beneficially own more than 4.99% or 9.99%, as elected by the holder, of our outstanding common stock immediately after exercise, which limitation we refer to as the April 2025 Beneficial Ownership Limitation. The holders may increase or decrease their April 2025 Beneficial Ownership Limitation to a percentage not in excess of 19.99% by giving notice to us.

As part of our underwritten public offering in December 2025, we issued common stock warrants to purchase an aggregate of 20,535,713 shares of our common stock, which include common stock warrants to purchase 2,678,570 shares of our common stock issued pursuant to the underwriters’ option to purchase additional common stock and/or common stock warrants, and pre-funded warrants to purchase an aggregate of 23,214,286 shares of our common stock. Each pre-funded warrant has an exercise price per share of common stock equal to $0.001 per share. Each pre-funded warrant is exercisable from the date of issuance until exercised in full. Each common stock warrant has an exercise price per share of common stock equal to $0.30. Each common stock warrant is exercisable from the date of issuance until December 22, 2030. Holders of pre-funded warrants and common stock warrants may not exercise any portion of their warrants to the extent that they would beneficially own more than 4.99% or 9.99%, as elected by the holder, of our outstanding common stock immediately after exercise, which limitation we refer to as the December 2025 Beneficial Ownership Limitation. The holders may increase or decrease their December 2025 Beneficial Ownership Limitation to a percentage not in excess of 19.99% by giving notice to us.

Although the warrants issued in November 2022, September 2024, April 2025, and December 2025 are subject to beneficial ownership limitations, upon exercise in full of the warrants, the shares issuable upon exercise would represent a significant portion of our outstanding common stock. As a result, the holders of these warrants may be able to exert substantial influence over our business. The concentration of voting power resulting from the exercise of the warrants could delay, defer or prevent a change of control, entrench our management and our board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire. In addition, conflicts of interest could arise in the future between us, on the one hand, and the holders of these warrants, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters. In addition, sales of these shares could cause the market price of our common stock to decline significantly. We have registered the issuance of shares upon exercise of these warrants under registration statements. As a result, the shares issuable upon exercise of these warrants can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares could cause the market price of our common stock to decline significantly. Furthermore, if our stock price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our common stock and reduce or eliminate any appreciation in our stock price that might otherwise occur. Given the amount and terms of these warrants, we may find it more difficult to raise additional equity capital on favorable terms or at all while these warrants are outstanding.

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

Our Associate Director of Information Technology and Cyber Security Manager, who reports to our President and Chief Executive Officer, leads the operational oversight of company-wide cybersecurity strategy, policy, standards, and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. Specific cybersecurity related responsibilities of the Associate Director of Information Technology and Cyber Security Manager include overseeing our processes and strategies for the detection, mitigation, and remediation of cybersecurity incidents. Our Associate Director of Information Technology and Cyber Security Manager has over 18 years of experience in information technology and cybersecurity, enabling him to effectively oversee cybersecurity risks and threats. He helped design and implement our initial cybersecurity infrastructure.

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

Item 2. Properties

Our principal office is located in Boston, Massachusetts. In March 2022, we entered into a License Agreement pursuant to which we relocated our corporate headquarters from Cambridge, Massachusetts to Boston, Massachusetts. We currently lease approximately 13,000 square feet of office and laboratory space under a lease that expires in April 2028. We use this space as our principal executive offices and for general office, research and development, and laboratory uses. We also lease additional laboratory space consisting of one procedure and two holding rooms under a lease that expires in July 2026. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

As of March 13, 2026, there were approximately 91 registered holders of our common stock.

Dividend Policy

We have never paid cash dividends on our securities and we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future. In addition, any future debt financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. We intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our board of directors deems relevant.

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

Overview

We are a clinical-stage biopharmaceutical company developing a novel class of injectable therapeutics engineered to selectively engage and modulate disease-specific T cells for the treatment of autoimmune and inflammatory diseases. Unlike conventional approaches that broadly activate the immune system, our Immuno-STAT® platform is designed to selectively modulate disease-relevant T cells, enhancing efficacy while minimizing off-target effects. We believe our Immuno-STAT platform holds the promise of producing drug product candidates with the potential of establishing new standards of care in the treatment of autoimmune and inflammatory diseases. Our programs include, but are not limited to, drug product candidates designed to:

•
CUE-400 series (Autoimmune Diseases): Exploit transforming growth factor beta (TGF-β) and Interleukin 2 (IL-2) signaling to induce an anti-inflammatory process, with a novel and unique mechanism to not only foster proliferation of regulatory T cells (Tregs) but also induce Tregs from T effector cells with the potential of restoring immune balance and functional immune tolerance (e.g., CUE-401 for autoimmune conditions).
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

CUE-401 has been engineered to harness the capacity of TGF-β to re-establish immune balance combined with the complementary signaling of IL-2, to provide an anti-inflammatory environment, as well as Treg induction and expansion for what we believe will provide long-lasting tolerance, which is considered to be the ultimate goal of treating autoimmune disease. In addition, the TGF-β moiety has the potential to reduce inflammation as well as reduce the number of pathogenic pro-inflammatory cells in the autoimmune disease setting.

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

In these preclinical animal models, CUE-401 behaves as a master switch to reduce inflammation and pro-inflammatory cells, as well as convert autoreactive Teff cells into iTregs, which express FoxP3, the hallmark transcription factor that characterizes stable Tregs. These findings suggest that CUE-401 acts by establishing a “tolerance positive feedback loop” that not only increases nonspecific Treg populations (natural Tregs) but also reduces and converts specific autoreactive T cells into transdifferentiated iTregs that are specific to the disease-causing autoantigens.

We believe these results, along with advances in the manufacturing of CUE-401, have substantially reduced the risk profile for the development of this program, and we have selected a lead candidate molecule. Scale-up manufacturing and other IND-enabling studies for CUE-401 are nearing completion, with GLP toxicology studies having been completed in both mice and non-human primate species. We are preparing to file an investigational new drug (IND) application in the second quarter of 2026. Our Phase 1 trial for CUE-401 will consist of a two-part study, comprised of a single ascending dose and a multiple ascending dose in healthy volunteers. We anticipate receiving human safety data starting in the second half of 2026. We anticipate that these early clinical trial results will provide pharmacokinetic and pharmacodynamic evidence and further support the underlying premise of establishing immune balance and inducing durable immune tolerance with CUE-401. We believe this could represent a potential breakthrough as a new standard of care in multiple high-value autoimmune disease indications.

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

CUE-100 Series

Historically, we primarily focused our resources on the development of our CUE-100 series for oncology, namely the CUE-101 and CUE-102 drug product candidates, which are representative of our approach to selectively activate targeted CD8+ T cells against cancer, both of which have been licensed to ImmunoScape Pte. Ltd., or IMSCP, to advance a novel in vivo approach to cell therapy for the treatment of solid tumors. Under our Collaboration and License Agreement with IMSCP, IMSCP is developing a novel Seed-and-Boost immunotherapy that combines our clinically validated Immuno-STAT T-cell engagers, the CUE-100 series, with IMSCP’s proprietary tumor-specific T cell receptors, or TCRs. The combination therapy is designed to overcome core limitations of existing cell therapies and to potentially establish a new standard of care with superior anti-tumor activity, durable T cell persistence and product scalability.

Plan of Operation

Our approach to developing precision immunotherapies has yielded a growing portfolio of novel proteins with the potential to address multiple unmet needs across autoimmune diseases. We believe that our science is derisked with clinical tolerability and activity from our Phase 1 clinical trials of CUE-101 and CUE-102, with the potential for significant market opportunities. As a result of our insights and learnings from our growing body of supportive data, we believe our corresponding strategic plans position us well to optimize shareholder value.

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

Events that Raise Substantial Doubt About Our Ability to Continue as a Going Concern

We have incurred significant losses since our inception and have never generated revenue or profit from product sales, and it is possible we will never generate revenue or profit from product sales. As of December 31, 2025, we had cash and cash equivalents of $27.1 million. Based on our current operating plans, we believe we will have sufficient funds to meet our obligations into the first quarter of 2027. However, we will need to raise substantial additional capital to fund our future operations and remain as a going concern. We expect to finance our future cash needs through a combination of equity offerings, collaborations, and other strategic alliances. Volatility in capital markets and general economic conditions in the U.S. may be a significant obstacle to raising the required funds and, as a result, we may be unable to secure the necessary funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or consider other various strategic alternatives, including the sale or disposition of our rights or assets or our dissolution and liquidation with little or no return to investors. Any such change in our product development programs or strategic alternatives may have a material adverse effect on the price per share of our common stock.

This raises substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern or any actions described above that we may take as a result of our inability to obtain sufficient additional funding may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If existing or potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. We could also be forced to sell or dispose of our rights or assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operation and financial condition, including the possibility that a lack of funds could cause our business to fail, dissolve and liquidate with little or no return to investors. For a further discussion of factors that raise substantial doubt about our ability to continue as a going concern, please see “– Liquidity and Capital Resources – Funding Requirements” and Part I. Item 1A, “Risk Factors” herein.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the estimates, assumptions and judgments involved in the following accounting policies may have the greatest potential impact on the financial statements, so we consider these to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the year ended December 31, 2025.

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

Research and Development Costs

Research and development expenses consist primarily of compensation costs, fees paid to consultants, outside service providers and organizations (including research institutes at universities), facility costs, and development and clinical trial costs with respect to our drug product candidates. We utilize our employee and infrastructure resources across multiple research and development programs, and do not track these costs by project. We believe the attempted allocation of these costs by project would be arbitrary and not meaningful. We expect research and development expenses to remain consistent in future periods.

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

The following table summarizes our research and development expenses by category for the years ended December 31, 2025 and 2024 (in millions):

	December 31,
	2025	2024
Employee compensation	$10.3	$13.1
Contract manufacturing costs	8.8	5.4
Facilities and overhead	4.9	5.1
Lab costs	3.9	4.9
Acquired in-process research and development costs	3.9	—
Clinical trial costs	3.7	7.1
License fees	1.6	0.1
Professional fees	0.6	0.6
Total	$37.7	$36.3

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

For the year ended December 31, 2025, there is a provision for income taxes of $0.5 million related to foreign withholding taxes. For the year ended December 31, 2024, there is no provision for income taxes in the U.S. because we have historically incurred net operating losses and maintain a full valuation allowance against our net deferred assets. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance.

We recognize interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the years ended December 31, 2025 and 2024, we did not recognize any income tax related interest and penalties. We did not have any accruals for income tax related interest and penalties at December 31, 2025 and 2024.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. As of December 31, 2025, two of these milestones had been achieved, as we had filed an IND application in 2019, and initiated an investigator sponsored Phase 1b neoadjuvant clinical trial for CUE-101 in locally advanced HNSCC in 2021.
•
Incur minimum product development costs per year and meet certain diligence obligations until the first commercial sale of the first Einstein Licensed Product.

The Einstein License requires us to pay a percentage of sublicenses related to our patent rights for components of our core technology that is licensed from Einstein. On April 10, 2025, we entered into an amendment to the Einstein License. Pursuant to the amendment, Einstein consented to our entry into the BI Collaboration and License Agreement and granted us the right to sublicense to BI. In addition, we and Einstein agreed to amend specified upstream payment obligations that may be owed to Einstein by us, solely in connection with the sublicense to BI. In the second quarter of 2025, we paid Einstein $0.9 million in fees in relation to the amendment to this license with Einstein.

In the fourth quarter of 2025, we incurred license maintenance fees of $1.5 million related to the ImmunoScape Pte. Ltd. License Agreement.

As of December 31, 2025, we were in compliance with our obligations under the Einstein License.

We account for the costs incurred in connection with the Einstein License in accordance with Accounting Standards Codification 730, Research and Development.

We pay $0.1 million in annual maintenance license fees to Einstein, which are amortized equally throughout the year. We incurred $0.1 million in annual maintenance fees for each of the years ended December 31, 2025 and 2024. Such costs are included in research and development costs in our consolidated statements of operations.

Pursuant to the Einstein License, we issued to Einstein 671,572 shares of our common stock in connection with the consummation of the initial public offering of our common stock on December 27, 2017.

See “Our License Agreement with Einstein” under Part I, Item 1 of this Annual Report on Form 10-K for additional discussion of the Einstein License.

Collaboration Agreement with LG Chem

On November 6, 2018, we entered into a Collaboration, License and Option Agreement, as amended from time to time, or the LG Chem Collaboration Agreement, with LG Chem Ltd., or LG Chem, pertaining to the development of CUE-101 and CUE-102 Immuno-STATs focused in the field of oncology.

Pursuant to the LG Chem Collaboration Agreement, we granted LG Chem an exclusive license to develop, manufacture and commercialize CUE-101, as well as CUE-102 Immuno-STATs that target T cells against two additional cancer antigens in Australia and certain Asian countries, which we refer to collectively as the LG Chem Territory.

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

We did not recognize any revenue related to the LG Chem Collaboration Agreement for the year ended December 31, 2025. For the year ended December 31, 2024, we recognized revenue of less than $0.1 million related to the LG Chem Collaboration Agreement. As of December 31, 2025, we had recorded $20.0 million in collaboration revenue related to this agreement since the agreement was entered into. The majority of the research phase of the LG Chem Collaboration Agreement was substantially completed by March 31, 2022.

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

Under the terms of the Ono Collaboration and Option Agreement, Ono paid us an upfront payment and agreed to fully fund all research and development activities related to CUE-401 through a specified option period of 24 months, or the Ono Research Term. Per the agreement, as consideration for the research and development activities performed by us, Ono (i) made a one-time, non-refundable, non-creditable upfront payment of $3.0 million to us in March 2023, and (ii) agreed to reimburse us for all costs incurred in conducting research, including (a) pass through costs from third party contractors and (b) full-time employee salaries capped at $2.1 million in the first 18 months of the Ono Research Term. Subsequently, we and Ono agreed to increase this cap for full -time employee salaries to $3.1 million.

As of the date of this Annual Report on Form 10-K, both we and Ono have satisfied all of our respective performance obligations and made all outstanding payments under the agreement as of December 31, 2025. For the year ended December 31, 2025 and 2024, we recognized revenue of $0.4 million and $9.2 million related to the Ono Collaboration and Option Agreement, respectively. As of December 31, 2025, we had recorded $14.8 million in collaboration revenue related to this agreement since the agreement was entered into.

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

Pursuant to the terms of the BI Collaboration and License Agreement, we received an upfront payment of $10.1 million in cash in the second quarter of 2025, which is net of $1.9 million of German withholding taxes that we expect to be refunded in 2026. We will also be eligible to receive up to an aggregate of approximately $345.0 million in success-based research, development and commercial milestone payments, beginning with two preclinical development milestones, as well as royalty payments on net sales. The royalty payments will be subject to reduction due to patent expiration, payments made under certain licenses for third-party intellectual property and generic competition. BI has agreed to reimburse us for agreed upon costs incurred in conducting research during the BI Research term, including certain pass-through costs from third party contractors and full-time employee salaries.

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

For the year ended December 31, 2025, we recognized revenue of $8.1 million related to the BI Collaboration and License Agreement. We recorded short-term research and development liabilities of $5.3 million and accounts receivable of $0.5 million on our consolidated balance sheet as of December 31, 2025.

See “Our Collaboration and License Agreement with BI” under Part I, Item 1 of this Annual Report on Form 10-K for additional discussion of the BI Collaboration and License Agreement.

ImmunoScape Collaboration and License Agreement

On November 6, 2025, ImmunoScape Pte. Ltd., or IMSCP, exercised its option, or Option, to obtain licenses to research, develop and commercialize molecules from our CUE-100 series, including CUE-101 and CUE-102, subject to certain exclusions, for all oncology indications pursuant to a Collaboration and License Agreement, effective November 6, 2025, between us and IMSCP, or the IMSCP Collaboration and License Agreement. The licenses provided pursuant to the IMSCP Collaboration and License Agreement include a co-exclusive development license for five years or, if longer, for so long as IMSCP has a specified number of CUE-100 series molecules under active development and, pursuant to which, we retain non-exclusive research rights to support our other programs. We also retained our rights to the CUE-100 series, including CUE-101 and CUE-102, for use in any manner other than as a component of a cell therapy product for 18 months past the effective date of the IMSCP Collaboration and License Agreement. The licenses include an exclusive commercial license to IMSCP for any CUE-100 series molecule that IMSCP advances to IND-enabling studies while the co-exclusive development license is in effect. The licensed series of molecules will be further developed and potentially commercialized by IMSCP. The Option was exercised pursuant to an Option Agreement between us and IMSCP, dated October 22, 2025, or Option Agreement. In connection with entry into the Option Agreement and IMSCP’s exercise of the Option, we received an aggregate of $9.5 million, net of withholding taxes, in the fourth quarter of 2025 and are entitled to receive an additional $5.0 million before the first anniversary of the effective date of the IMSCP Collaboration and License Agreement.

Pursuant to the IMSCP Collaboration and License Agreement, we (a) received equity of IMSCP equal to 40% of the issued and outstanding equity of IMSCP and are entitled to receive additional equity, in the form of warrants, upon certain dilution events in the future, (b) received time-based payments of $10.0 million in the fourth quarter of 2025, (c) are entitled to receive an additional time-based payment of $5.0 million before the first anniversary of the effective date of the IMSCP Collaboration and License Agreement, and (d) are entitled to receive high single-digit royalties on global net sales and low- to mid-double digit royalties from sublicensing royalties and income. The IMSCP Collaboration and License Agreement includes customary termination provisions, including IMSCP’s ability to terminate the agreement in its entirety on 60 days’ advanced written notice to us.

For the year ended December 31, 2025, we recognized revenue of $18.9 million related to the IMSCP Collaboration and License Agreement. We recorded accounts receivable from IMSCP of $5.0 million on our consolidated balance sheet as of December 31, 2025.

See “Our Collaboration and License Agreement with ImmunoScape” under Part I, Item 1 of this Annual Report on Form 10-K for additional discussion of the IMSCP Collaboration and License Agreement.

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

Research and Development Expenses

Research and development expenses consist primarily of compensation costs, fees paid to consultants, outside service providers and organizations (including research institutes at universities), facility costs, development and clinical trial costs with respect to our drug product candidates, and acquired in-process research and development. We utilize our employee and infrastructure resources across multiple research and development programs, and do not track these costs by project. We believe the attempted allocation of these costs by project would be arbitrary and not meaningful.

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

The following table summarizes our research and development expenses by category for the years ended December 31, 2025 and 2024 (in millions):

	December 31,
	2025	2024
Employee compensation	$10.3	$13.1
Contract manufacturing costs	8.8	5.4
Facilities and overhead	4.9	5.1
Lab costs	3.9	4.9
Acquired in-process research and development costs	3.9	—
Clinical trial costs	3.7	7.1
License fees	1.6	0.1
Professional fees	0.6	0.6
Total	$37.7	$36.3

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

Interest Income

We earn interest income from cash invested in money market funds and U.S. Treasury securities.

Interest Expense

We incurred interest expense from borrowings under our Loan and Security Agreement, as amended, or the Loan Agreement, with Silicon Valley Bank, a division of First Citizens Bank & Trust Company, or SVB. As of December 31, 2025, the loan principal balance was fully paid off.

Results of Operations

Years Ended December 31, 2025 and 2024

Our consolidated statements of operations for the years ended December 31, 2025 and 2024, as discussed herein are presented below.

	2025	2024
Collaboration revenue	$27,466	$9,287
Operating expenses (income):
General and administrative	16,244	14,585
Research and development	37,743	36,295
Loss (gain) on fixed asset disposal	31	(93)
Total operating expenses	54,018	50,787
Loss from operations	(26,552)	(41,500)
Other income (expense):
Interest income	807	1,622
Interest expense	(357)	(796)
Total other income, net	450	826
Loss before provision for income taxes	(26,102)	(40,674)
Provision for income taxes	(500)	—
Net loss	$(26,602)	$(40,674)

Collaboration Revenue

Collaboration revenue increased by $18.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to revenue recognized from the BI Collaboration and License Agreement executed in April 2025 and the IMSCP Collaboration and License Agreement executed in November 2025.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This was primarily due to an increase in professional fees of $2.0 million, which included fees incurred for the review, negotiation, and preparation of the BI Collaboration and License Agreement executed in April 2025 and the IMSCP Collaboration and License Agreement executed in November 2025, as well as an increase in severance expense of $0.8 million due to severance paid to our former Chief Executive Officer, partially offset by a decrease in employee compensation, which includes stock-based compensation, of $1.1 million resulting from a reduction in headcount.

Research and Development

Research and development expenses increased by $1.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This was primarily due to an increase in acquired in-process research and development costs related to our investment in IMSCP of $3.9 million, an increase in manufacturing of $3.4 million for our lead candidate, CUE-401, an increase in license fees of $1.5 million payable to Einstein in connection with the BI Collaboration and License Agreement executed in April 2025 and the IMSCP Collaboration and License Agreement executed in November 2025, and an increase in severance expense of $0.6 million due to severance paid to our former Chief Medical Officer, partially offset by a decrease in clinical trial costs of $3.4 million for our CUE-100 series as a result of us licensing molecules from the CUE-100 series to IMSCP, a decrease in employee compensation, which includes stock-based compensation, of $3.4 million resulting from a reduction in headcount, a decrease in lab costs of $1.0 million, and a decrease in facilities costs of $0.2 million.

Loss (Gain) on Fixed Asset Disposal

Loss on fixed asset disposal was $0.03 million for the year ended December 31, 2025 compared to a gain on fixed asset disposal of $0.1 million for the year ended December 31, 2024. These gains and losses were recognized from the sale of laboratory equipment.

Interest Income

Interest income decreased by $0.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was due to less interest earned on cash and cash equivalents balances.

Interest Expense

Interest expense decreased by $0.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was due to less interest incurred from the Loan Agreement with SVB, as the loan principal balance decreased year over year and was fully paid off in December 2025.

Foreign Withholding Taxes

Provision for income tax for the year ended December 31, 2025 was comprised of $500,000 in foreign income tax expense related to the IMSCP upfront payments received as of December 31, 2025.

Net Loss

As a result of the foregoing, our net loss decreased by $14.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities, cash received from BI, IMSCP, LG Chem, Ono, and Merck Sharp & Dohme Corp. under collaboration agreements, and borrowings under the Loan Agreement. At December 31, 2025, we had cash and cash equivalents totaling $27.1 million available to fund our ongoing business activities. Additional information concerning our financial condition and results of operations is provided in the financial statements included in this Annual Report on Form 10-K.

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

In October 2021, we entered into an open market sale agreement, or the ATM Sales Agreement, with Jefferies LLC, or Jefferies, to sell shares of our common stock for aggregate gross proceeds of up to $80.0 million, from time to time, through an "at-the-market" equity offering program under which Jefferies acts as sales agent. The ATM Sales Agreement will terminate upon the earliest of (a) the sale of $80.0 million of shares of our common stock pursuant to the ATM Sales Agreement or (b) the termination of the ATM Sales Agreement by us or Jefferies. During the years ended December 31, 2025 and 2024, we sold 3,414,197 and 1,471,858 shares, respectively, of common stock under the ATM Sales Agreement for proceeds of $2.5 million and $3.4 million, respectively, net of commission paid, but excluding transaction expenses. As of December 31, 2025, we had sold an aggregate of 12,486,428 shares of common stock under the ATM Sales Agreement for proceeds of $42.9 million, net of commission paid, but excluding transaction expenses.

On February 15, 2022, we entered into the Loan Agreement with SVB, pursuant to which we have borrowed $10.0 million. The Loan Agreement was amended in April 2023 and October 2024. All outstanding principal and accrued and unpaid interest under the Term Loans and all other outstanding obligations with respect to the Term Loans became due and payable in full on December 1, 2025. As of December 31, 2025, the Term Loans were fully paid off. The term loans under the Loan Agreement, or the Term Loans, bore interest at a floating rate per annum equal to the greater of (A) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.25% and (B) 5.50%. On the first calendar day of each month, we were required to make monthly interest payments and commencing on June 30, 2023, we began repayment of the Term Loans in (i) 30 consecutive installments of principal plus monthly payments of accrued interest if the additional term loans were not advanced and (ii) 24 months if the additional term loans were advanced.

The Loan Agreement permitted voluntary prepayment of all, but not less than all, of the Term Loans, subject to a prepayment premium except if the facility was refinanced with another First Citizens Bank facility. Such prepayment premium would be 1.00% of the principal amount of the Term Loans. Upon repayment in full of the Term Loans, we were required to pay a one-time final payment fee equal to 5.00% of the original principal amount of any funded Term Loans being repaid. The Loan Agreement, as amended, also required us to have at all times on deposit in our accounts maintained with SVB, unrestricted and unencumbered cash in an amount equal to the lesser of (i) 100% of the dollar value of our consolidated cash, in the aggregate, at all financial institutions, and (ii) $20,000,000.

On September 26, 2024, we entered into an underwriting agreement, or the 2024 Underwriting Agreement, with Oppenheimer & Co. Inc., as representative of the several underwriters named therein, or, collectively, the 2024 Underwriters, relating to an underwritten public offering of (i) 11,564,401 shares, or the 2024 Shares, of our common stock, $0.001 par value per share, and accompanying common stock warrants, or the 2024 Common Stock Warrants, to purchase 2,891,100 shares of our common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants, or the 2024 Pre-Funded Warrants, to purchase 12,435,599 shares of our common stock and accompanying 2024 Common Stock Warrants to purchase 3,108,900 shares of common stock. All of the 2024 Shares, the 2024 Pre-Funded Warrants and the 2024 Common Stock Warrants were sold by us. Each 2024 Share was offered and sold together with an accompanying 2024 Common Stock Warrant to purchase one-quarter of one share of our common stock at a combined offering price of $0.50, and each 2024 Pre-Funded Warrant was offered and sold together with an accompanying 2024 Common Stock Warrant to purchase one-quarter of one share of our common stock at a combined offering price of $0.499, which is equal to the combined offering price per share of common stock and accompanying 2024 Common Stock Warrant less the $0.001 exercise price of each 2024 Pre-Funded Warrant. The 2024 Underwriters purchased (i) each 2024 Share and accompanying 2024 Common Stock Warrant from us pursuant to the 2024 Underwriting Agreement at a combined price of $0.47 and (ii) each 2024 Pre-Funded Warrant and accompanying 2024 Common Stock Warrant from us pursuant to the 2024 Underwriting Agreement at a combined price of $0.46906. We recorded net proceeds from the offering of $10.8 million, after deducting underwriting discounts and commissions and offering expenses of $1.2 million, excluding any proceeds that may be received from exercise of the 2024 Common Stock Warrants and the 2024 Pre-Funded Warrants.

On April 14, 2025, we entered into an underwriting agreement, or the April 2025 Underwriting Agreement, with Oppenheimer & Co. Inc., as representative of the several underwriters named therein, or, collectively, the April 2025 Underwriters, relating to an underwritten public offering of (i) 13,530,780 shares, or the April 2025 Shares, of our common stock, $0.001 par value per share, and accompanying common stock warrants, or the April 2025 Common Stock Warrants to purchase 3,382,695 shares of our common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants, or the April 2025 Pre-Funded Warrants, to purchase 11,469,216 shares of our common stock and accompanying April 2025 Common Stock Warrants to purchase 2,867,304 shares of common stock. All of the April 2025 Shares, the April 2025 Pre-Funded Warrants and the April 2025 Common Stock Warrants were sold by us. Each April 2025 Share was offered and sold together with an accompanying April 2025 Common Stock Warrant to purchase one-quarter of one share of our common stock at a combined offering price of $0.79, and each April 2025 Pre-Funded Warrant was offered and sold together with an accompanying April 2025 Common Stock Warrant to purchase one-quarter of one share of our common stock at a combined offering price of $0.789, which is equal to the combined offering price per share of common stock and accompanying April 2025 Common Stock Warrant less the $0.001 exercise price of each April 2025 Pre-Funded Warrant. The April 2025 Underwriters purchased (i) each April 2025 Share and accompanying April 2025 Common Stock Warrant from us pursuant to the April 2025 Underwriting Agreement at a combined price of $0.7426 and (ii) each April 2025 Pre-Funded Warrant and accompanying April 2025 Common Stock Warrant from us pursuant to the April 2025 Underwriting Agreement at a combined price of $0.74166. We received net proceeds from the offering of approximately $18.0 million, after deducting underwriting discounts and commissions and offering expenses of $0.5 million excluding any proceeds that may be received from exercise of the April 2025 Common Stock Warrants and the April 2025 Pre-Funded Warrants.

On December 19, 2025, we entered into an underwriting agreement, or the December 2025 Underwriting Agreement, with H.C. Wainwright & Co., LLC, as representative of the several underwriters named therein, or, collectively, the December 2025 Underwriters, relating to an underwritten public offering of (i) 12,500,000 shares, or the December 2025 Shares, of our common stock, $0.001 par value per share, and accompanying common stock warrants, or the December 2025 Common Stock Warrants to purchase 6,250,000 shares of our common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants, or the December 2025 Pre-Funded Warrants, and, together with the December 2025 Shares and the December 2025 Common Stock Warrants, the December 2025 Securities, to purchase 23,214,286 shares of our common stock and accompanying December 2025 Common Stock Warrants to purchase 11,607,143 shares of common stock. All of the December 2025 Securities were sold by us. Each December 2025 Share was offered and sold together with an accompanying December 2025 Common Stock Warrant to purchase one-half of one share of our common stock at a combined offering price of $0.28, and each December 2025 Pre-Funded Warrant was offered and sold together with an accompanying December 2025 Common Stock Warrant to purchase one-half of one share of our common stock at a combined offering price of $0.279, which is equal to the combined offering price per share of common stock and accompanying December 2025 Common Stock Warrant less the $0.001 exercise price of each December 2025 Pre-Funded Warrant. The December 2025 Underwriters purchased (i) each December 2025 Share and accompanying December 2025 Common Stock Warrant from us pursuant to the December 2025 Underwriting Agreement at a combined price of $0.2632 and (ii) each December 2025 Pre-Funded Warrant and accompanying December 2025 Common Stock Warrant from us pursuant to the December 2025 Underwriting Agreement at a combined price of $0.2622. Under the terms of the December 2025 Underwriting Agreement, we also granted the December 2025 Underwriters an option, exercisable for a period of 30 days, to purchase up to an additional 5,357,140 shares of common stock and/or common stock warrants to purchase up to an additional 2,678,570 shares of common stock at the applicable public offering price, less underwriting discounts and commissions, which they exercised in full in December 2025. The net proceeds from the offering were $10.2 million after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the December 2025 Common Stock Warrants and the December 2025 Pre-Funded Warrants.

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

Cash Flows

Based on our current plans and forecasted expenses, we believe our existing cash and cash equivalents as of December 31, 2025, will enable us to fund our operations into the first quarter of 2027. However, we will need to raise substantial additional capital to fund our future operations and remain as a going concern. We expect to finance our future cash needs through a combination of equity offerings, collaborations, and other strategic alliances. Volatility in capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, we may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about our ability to continue as a going concern.

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the year ended December 31, 2025 and 2024:

	December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(21,687)	$(36,329)
Investing activities	75	32
Financing activities	26,291	10,243
Net increase (decrease) in cash, cash equivalents, and restricted cash	$4,679	$(26,054)

Operating Activities

Net cash used in operating activities decreased by $14.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This was primarily attributable to a lower net loss recognized during the year ended December 31, 2025 and an increase in research and development contract liability, partially offset by an increase in accounts receivable and prepaid expenses and other current assets.

Investing Activities

Net cash provided by investing activities increased by $0.04 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This was primarily due to redemptions of marketable securities during the year ended December 31, 2025.

Financing Activities

Net cash provided by financing activities increased by $16.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This was primarily due to an increase in proceeds received from our underwritten public offerings in April 2025 and December 2025, partially offset by a decrease in proceeds from sales pursuant to our ATM Sales Agreement in 2025 compared to 2024.

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

Under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. We currently believe that our existing cash and cash equivalents as of December 31, 2025 will allow us to fund our operations into the first quarter of 2027. As a result, we have determined that this cash runway of less than 12 months from the date of issuance of our financial statements included in this Annual Report on Form 10-K, along with our accumulated deficit, history of losses, future expected losses and uncertain future capital resources, meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of our financial statements included in this Annual Report on Form 10-K. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity offerings, collaborations, and other strategic alliances, and, depending on the availability and level of additional financings, and cash expenditure reduction, there is no guarantee that we will be successful in these mitigation efforts.

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
•
the terms and timing of any existing collaborations, licensing or other arrangements or any potential future collaborations, licensing or other arrangements that we may establish;
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
•
any disputes which may occur between us and our employees, collaborators, including Einstein, LG Chem, BI or IMSCP or other prospective business partners; and
•
the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

If we are unable to raise additional capital when needed, we may be required to curtail the development of our technology or materially curtail or reduce our operations. We could be forced to sell or dispose of our rights or assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operations and financial condition, including the possibility that a lack of funds could cause our business to fail, dissolve and liquidate with little or no return to investors.

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

On November 20, 2024, we extended the term of the 40G Additional Laboratory Lease through July 14, 2026. The monthly rental rate was $61,519 through November 30, 2025 and $63,979 for the remainder of the term until July 14, 2026. During the year ended December 31, 2024, we recognized a right of use asset of $1.1 million and short term and long term operating lease liabilities of $0.7 million, and $0.4 million, respectively, using a discount rate of 10%, which were recorded as of the Term Commencement Date related to the 40G Additional Laboratory Lease.

On June 30, 2025, we entered into the Second Amendment to the License with the Licensor. Pursuant to the Second Amendment, effective June 30, 2025, the monthly rental rate for the Office and Laboratory Space decreased from $235,884 to $147,546, subject to a 4% increase on April 15, 2027, and the term of the License was extended from April 14, 2026 to April 14, 2028. In addition, the Licensor agreed to provide us a partial credit of $44,169 for rent we had paid at the new monthly rental rate for the month of June 2025.

For the years ended December 31, 2025 and 2024, we recorded $0.4 million and $0.3 million, respectively, in interest expense to the lease liability.

At December 31, 2025, we recorded an operating lease right-of-use asset of $4.1 million, as well as corresponding short-term and long-term operating lease liabilities of $1.9 million and $2.3 million, respectively. At December 31, 2024, we recorded an operating lease right-of-use asset of $4.4 million, as well as corresponding short-term and long-term operating lease liabilities of $3.5 million and $1.0 million, respectively. As of December 31, 2025 and 2024, a security deposit of $0.5 million was included in deposits on our consolidated balance sheet related to our leases.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (the 2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a non-accelerated filer and a "smaller reporting company", as defined in Rule 12b-2 under the Exchange Act, our independent registered public accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Item 9B. Other Information.

(b) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 (other than the information required by Item 402(v) of Regulation S-K) is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by this Item 12 is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cue Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cue Biopharma, Inc. and its subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and used cash in operations in each of the two years ended December 31, 2025 and 2024. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Collaboration and License Agreement

As described in Notes 5 and 10 to the financial statements, on November 6, 2025 the Company entered into a Collaboration and License Agreement with ImmunoScape Pte. Ltd. (IMSCP) that included upfront and deferred cash payments totaling $15 million, an equity interest of 40% through shares and warrants, and the potential for future royalty and sublicense payments. Management determined that the collaboration resulted in the transfer of a single license to a customer, which was delivered at the start of the agreement, and recognized revenue of $18.9 million during the year ended December 31, 2025 based on the estimated value of the consideration received, including the equity interest. The Company determined it was not required to consolidate IMSCP and therefore accounted for the equity interest in IMSCP using the equity method. Because IMSCP’s activities are primarily research‑based, the Company recognized $3.9 million of research and development expense during the year ended December 31, 2025, which reduced the equity investment balance to zero.

We identified the accounting for the IMSCP Collaboration and License Agreement as a critical audit matter because auditing this matter required significant auditor judgment in assessing a) the Company’s application of the authoritative guidance and b) management’s use of a valuation model to determine the fair value of non-cash consideration received because of certain significant assumptions management makes in determining the estimate, including obsolescence rates and the developer’s profit rate.

Our audit procedures related to this matter included, among others:

•
Evaluated management’s application of revenue recognition, including (i) the identification of promised goods and services, (ii) the determination that there is one distinct performance obligation, and (iii) the point in time revenue recognition conclusion.
•
Assessed management’s consolidation analysis, including the evaluation of the rights of each equity holder and assessment of the power to direct the activities that most significantly affect IMSCP’s economic performance.
•
Tested management’s application of the equity method, including evaluating the identification and measurement of basis differences, assessing whether IMSCP met the definition of a business, and verifying the in-process research and development write-off.
•
With the assistance of our valuation specialists, we tested the valuation of non-cash consideration received, including:
o
assessing the fair value of IMSCP’s ordinary shares and warrants,
o
evaluating the methodologies used in the valuation model, and
o
testing certain assumptions including obsolescence rates and developer’s profit rate.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Boston, Massachusetts

March 16, 2026

CUE BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$27,136	$22,459
Accounts receivable	5,546	945
Deposits, current portion	1,093	929
Prepaid expenses and other current assets	1,309	805
Foreign withholding tax receivable	1,899	—
Total current assets	36,983	25,138
Property and equipment, net	241	471
Operating lease right-of-use asset	4,074	4,370
Deposits, net of current portion	666	1,955
Restricted cash	154	152
Other long term assets	94	105
Total assets	$42,212	$32,191
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,948	$2,823
Accrued expenses	1,611	2,908
Research and development contract liability, current portion	5,335	85
Operating lease liabilities, current portion	1,911	3,540
Current portion of long-term debt, net	—	4,333
Other current payable	689	—
Total current liabilities	13,494	13,689
Operating lease liabilities, net of current portion	2,286	1,003
Total liabilities	$15,780	$14,692
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 300,000,000 and 200,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively; 96,621,218 and 61,819,101 shares issued and outstanding at December 31, 2025 and 2024, respectively	97	62
Additional paid-in capital	394,801	359,301
Accumulated deficit	(368,466)	(341,864)
Total stockholders’ equity	26,432	17,499
Total liabilities and stockholders’ equity	$42,212	$32,191

The accompanying notes are an integral part of these consolidated financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

	Years Ended December 31,
	2025	2024
Collaboration revenue	$27,466	$9,287
Operating expenses (income):
General and administrative	16,244	14,585
Research and development	37,743	36,295
Loss (gain) on fixed asset disposal	31	(93)
Total operating expenses	54,018	50,787
Loss from operations	(26,552)	(41,500)
Other income (expense):
Interest income	807	1,622
Interest expense	(357)	(796)
Total other income, net	450	826
Loss before provision for income taxes	(26,102)	(40,674)
Provision for income taxes	(500)	—
Net loss	$(26,602)	$(40,674)
Net loss per common share – basic and diluted	$(0.28)	$(0.72)
Weighted average common shares outstanding – basic and diluted	94,731,768	56,328,348

The accompanying notes are an integral part of these consolidated financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares and per share amounts)

	Common Stock		Additional Paid-		Total
	Shares	Par Value	in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2023	47,215,116	$47	$338,228	$(301,190)	$37,085
Issuance of common stock from ATM offering, net of sales agent commission and fees	1,471,858	1	3,410	—	3,411
Issuance of common stock, warrants and pre-funded warrants, net of issuance costs	11,564,401	12	10,801	—	10,813
Stock-based compensation	—	—	6,846	—	6,846
Issuance of common stock upon exercise of warrants and pre-funded warrants, net	1,567,726	2	16	—	18
Net loss	—	—	—	(40,674)	(40,674)
Balance, December 31, 2024	61,819,101	$62	$359,301	$(341,864)	$17,499
Issuance of common stock from ATM offering, net of sales agent commission and fees	3,414,197	3	2,499	—	2,502
Issuance of common stock, warrants and pre-funded warrants, net of issuance costs	31,387,920	32	28,257	—	28,289
Stock-based compensation	—	—	4,744	—	4,744
Net loss	—	—	—	(26,602)	(26,602)
Balance, December 31, 2025	96,621,218	$97	$394,801	$(368,466)	$26,432

The accompanying notes are an integral part of these consolidated financial statements.

CUE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(26,602)	$(40,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	958	397
Stock-based compensation	4,744	6,846
Decrease in the carrying amount of right-of-use assets	2,522	1,953
Amortization of premium/discount on purchased securities	(212)	—
Loss (gain) on fixed asset disposal	31	(93)
Amortization of debt issuance costs	37	37
Accretion of final payment of term loans	130	130
Changes in operating assets and liabilities:
Accounts receivable	(4,601)	753
Prepaid expenses and other current assets	(1,115)	150
Deposits	1,125	93
Foreign withholding tax receivable	(1,899)	—
Accounts payable	1,125	(678)
Accrued expenses	(1,297)	(1,229)
Other payable	689	—
Research and development contract liability	5,250	(2,027)
Operating lease liability	(2,572)	(1,987)
Net cash used in operating activities	(21,687)	(36,329)
Cash flows from investing activities:
Purchases of property and equipment	(177)	(66)
Cash received from the sale of property and equipment	40	98
Purchases of marketable securities	(16,288)	—
Redemption of marketable securities	16,500	—
Net cash provided by investing activities	75	32
Cash flows from financing activities:
Proceeds from ATM offering, net of sales agent commission and fees	2,502	3,411
Proceeds from issuance of common stock, warrants and pre-funded warrants, net of transaction costs	28,289	10,813
Repayment of term loans	(4,500)	(3,999)
Issuance of common stock upon exercise of warrants and pre-funded warrants, net	—	18
Net cash provided by financing activities	26,291	10,243
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,679	(26,054)
Cash, cash equivalents, and restricted cash at beginning of year	22,611	48,665
Cash, cash equivalents, and restricted cash at end of year	$27,290	$22,611
Supplemental disclosures of non-cash investing and financing activities:
Cash paid for interest	$214	$669
Lease liabilities arising from obtaining right-of-use assets	$2,226	$1,119

The accompanying notes are an integral part of these consolidated financial statements.

CUE BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2025 and 2024

1. Organization and Basis of Presentation

Cue Biopharma, Inc. (the "Company") is a clinical-stage biopharmaceutical company developing a novel class of injectable therapeutics engineered to selectively engage and modulate disease-specific T cells for the treatment of autoimmune and inflammatory diseases. Unlike conventional approaches that broadly activate the immune system, the Company's Immuno-STAT® platform is designed to selectively modulate disease-relevant T cells, enhancing efficacy while minimizing off-target effects.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company is in the clinical development and preclinical research and development stages and has incurred recurring losses and negative cash flows from operations since inception. As of December 31, 2025, the Company had cash and cash equivalents of $27.1 million. Effective November 6, 2025, the Company entered into a Collaboration and License Agreement with ImmunoScape Pte. Ltd. pursuant to which the Company is entitled to receive upfront payments totaling $15.0 million. Of these upfront payments, the Company received an aggregate of $9.5 million, net of withholding taxes, in the fourth quarter of 2025, and is entitled to receive an additional $5.0 million before the first anniversary of the effective date of the agreement. For further information regarding this transaction, please refer to Note 10, Collaboration Revenue.

The future viability of the Company is dependent on its ability to raise additional capital to finance its operations and fund research and development costs in order to seek approval for commercialization of its drug product candidates.

The Company continues to explore raising additional capital through a combination of equity offerings, collaborations, and other strategic alliances, and, depending on the availability and level of additional financings, potential cash expenditure reduction, there is no guarantee that the Company will be successful in these mitigation efforts. The Company’s failure to access additional capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop and commercialize the Company’s drug product candidates in order to generate future revenue streams. The Company’s accumulated deficit, history of losses, negative cash flows from operations, future expected losses and uncertain future capital resources, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented.

Public Offerings and Private Placement

In October 2021, the Company entered into an open market sale agreement (the “ATM Sales Agreement”) with Jefferies LLC ("Jefferies"), as agent, to sell shares of the Company’s common stock for aggregate gross proceeds of up to $80 million, from time to time, through an at-the-market equity offering program. The ATM Sales Agreement will terminate upon the earliest of (a) the sale of $80 million of shares of the Company’s common stock pursuant to the ATM Sales Agreement or (b) the termination of the ATM Sales Agreement by the Company or Jefferies. During the year ended December 31, 2025, the Company sold 3,414,197 shares of common stock under the ATM Sales Agreement for proceeds of $2.5 million, net of commissions paid, but excluding transaction expenses. As of December 31, 2025, the Company had sold an aggregate of 12,486,428 shares of common stock under the ATM Sales Agreement for proceeds of $42.9 million, net of commissions paid, but excluding transaction expenses, since its inception.

On November 14, 2022, the Company entered into securities purchase agreements with accredited investors pursuant to which, on November 16, 2022, the Company issued and sold to such investors in a private placement an aggregate of 7,656,966 shares of common stock and, in lieu of shares of common stock to certain investors, pre-funded warrants (the "2022 Pre-Funded Warrants") to purchase an aggregate of 1,531,440 shares of common stock, and, in each case, accompanying warrants (the "2022 Common Stock Warrants," and together with the 2022 Pre-Funded Warrants, the “2022 Warrants”) to purchase an aggregate of up to 9,188,406 additional shares of common stock (or 2022 Pre-Funded Warrants in lieu thereof) at a price of $3.265 per share and accompanying 2022 Common Stock Warrant (or $3.2649 per 2022 Pre-Funded Warrant and accompanying 2022 Common Stock Warrant), (such financing, the "PIPE Financing"). The exercise price of the 2022 Common Stock Warrants is $3.93 per share, or if exercised for a 2022 Pre-Funded Warrant in lieu thereof, $3.9299 per 2022 Pre-Funded Warrant. The exercise price of the 2022 Pre-Funded Warrants was $0.0001 per share. The 2022 Common Stock Warrants are exercisable at any time after they were issued and ending on the fifth anniversary of the closing. The 2022 Pre-Funded Warrants were exercisable at any time after they were issued, and all have been exercised as of December 31, 2025. The Company received aggregate gross proceeds from the PIPE Financing of $30 million, before deducting placement agent fees and offering expenses of $2.6 million. Piper Sandler & Co. acted as lead placement agent and Public Ventures LLC acted as co-placement agent for the PIPE Financing. At December 31, 2025, the weighted average exercise price of the 2022 Warrants was $3.93 and the weighted average contractual life was 1.87 years.

On September 26, 2024, the Company entered into an underwriting agreement (the “2024 Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters named therein (collectively, the “2024 Underwriters”), relating to an underwritten public offering of (i) 11,564,401 shares (the “2024 Shares”) of the Company’s common stock, $0.001 par value per share, and accompanying common stock warrants (the “2024 Common Stock Warrants”) to purchase 2,891,100 shares of the Company’s common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants (the “2024 Pre-Funded Warrants,” and together with the 2024 Common Stock Warrants, the “2024 Warrants”) to purchase 12,435,599 shares of the Company’s common stock and accompanying 2024 Common Stock Warrants to purchase 3,108,900 shares of the Company’s common stock. All of the 2024 Shares and the 2024 Warrants were sold by the Company. Each 2024 Share was offered and sold together with an accompanying 2024 Common Stock Warrant to purchase one-quarter of one share of the Company’s common stock at a combined offering price of $0.50, and each 2024 Pre-Funded Warrant was offered and sold together with an accompanying 2024 Common Stock Warrant to purchase one-quarter of one share of the Company’s common stock at a combined offering price of $0.499, which is equal to the combined offering price per share of common stock and accompanying 2024 Common Stock Warrant less the $0.001 exercise price of each 2024 Pre-Funded Warrant. The Company received net proceeds from the offering of $10.8 million, after deducting underwriting discounts and commissions and offering expenses of $1.2 million, and excluding any proceeds that may be received from exercise of the 2024 Warrants. At December 31, 2025, the weighted average exercise price of the 2024 Warrants was $0.50 and the weighted average contractual life was 3.75 years.

On April 14, 2025, the Company entered into an underwriting agreement (the “April 2025 Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters named therein (collectively, the “April 2025 Underwriters”), relating to an underwritten public offering of (i) 13,530,780 shares (the “April 2025 Shares”) of the Company’s common stock, $0.001 par value per share, and accompanying common stock warrants (“April 2025 Common Stock Warrants”) to purchase 3,382,695 shares of the Company’s common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants (the “April 2025 Pre-Funded Warrants,” and together with the April 2025 Common Stock Warrants, the “April 2025 Warrants”) to purchase 11,469,216 shares of the Company’s common stock and accompanying April 2025 Common Stock Warrants to purchase 2,867,304 shares of common stock. All of the April 2025 Shares and April 2025 Warrants were sold by the Company. Each April 2025 Share was offered and sold together with an accompanying April 2025 Common Stock Warrant to purchase one-quarter of one share of the Company’s common stock at a combined offering price of $0.79, and each April 2025 Pre-Funded Warrant was offered and sold together with an accompanying April 2025 Common Stock Warrant to purchase one-quarter of one share of the Company’s common stock at a combined offering price of $0.789, which is equal to the combined offering price per share of common stock and accompanying April 2025 Common Stock Warrant less the $0.001 exercise price of each April 2025 Pre-Funded Warrant. The April 2025 Underwriters purchased (i) each April 2025 Share and accompanying April 2025 Common Stock Warrant from the Company pursuant to the April 2025 Underwriting Agreement at a combined price of $0.7426 and (ii) each April 2025 Pre-Funded Warrant and accompanying April 2025 Common Stock Warrant from the Company pursuant to the April 2025 Underwriting Agreement at a combined price of $0.74166. The Company received net proceeds from the offering of $18.0 million, after deducting underwriting discounts and commissions and offering expenses of $0.5 million, excluding any proceeds that may be received from exercise of the April 2025 Warrants. At December 31, 2025, the weighted average exercise price of the April 2025 Warrants was $0.79 and the weighted average contractual life was 4.29 years.

On December 19, 2025, the Company entered into an underwriting agreement (the “December 2025 Underwriting

Agreement”) with H.C. Wainwright & Co., LLC, as representative of the several underwriters named therein (collectively, the “December 2025 Underwriters”), relating to an underwritten public offering of (i) 12,500,000 shares (the “December 2025 Shares”) of the Company's common stock, $0.001 par value per share, and accompanying common stock warrants (the “December 2025 Common Stock Warrants”) to purchase 6,250,000 shares of the Company's common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants (the “December 2025 Pre-Funded Warrants” and together with the December 2025 Common Stock Warrants, the “December 2025 Warrants”) to purchase 23,214,286 shares of the Company's common stock and accompanying December 2025 Common Stock Warrants to purchase 11,607,143 shares of common stock. All of the December 2025 Shares and December 2025 Warrants were sold by the Company. Each December 2025 Share was offered and sold together with an accompanying December 2025 Common Stock Warrant to purchase one-half of one share of the Company’s common stock at a combined offering price of $0.28, and each December 2025 Pre-Funded Warrant was offered and sold together with an accompanying December 2025 Common Stock Warrant to purchase one-half of one share of the Company’s common stock at a combined offering price of $0.279, which is equal to the combined offering price per share of common stock and accompanying December 2025 Common Stock Warrant less the $0.001 exercise price of each December 2025 Pre-Funded Warrant. The December 2025 Underwriters purchased (i) each December 2025 Share and accompanying December 2025 Common Stock Warrant from the Company pursuant to the December 2025 Underwriting Agreement at a combined price of $0.2632 and (ii) each December 2025 Pre-Funded Warrant and accompanying December 2025 Common Stock Warrant from the Company pursuant to the December 2025 Underwriting Agreement at a combined price of $0.2622. Under the terms of the December 2025 Underwriting Agreement, the Company also granted the December 2025 Underwriters an option, exercisable for a period of 30 days, to purchase up to an additional 5,357,140 shares of common stock and/or common stock warrants to purchase up to an additional 2,678,570 shares of common stock at the applicable public offering price, less underwriting discounts and commissions, which they exercised in full in December 2025. The Company received net proceeds from the offering of $10.2 million, after deducting underwriting discounts and commissions and offering expenses of $0.5 million, excluding any proceeds that may be received from exercise of the December 2025 Common Stock Warrants. At December 31, 2025, the weighted average exercise price of the December 2025 Warrants was $0.30 and the weighted average contractual life was 4.97 years.

The 2022 Warrants, 2024 Warrants, April 2025 Warrants, and December 2025 Warrants are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the 2024 Pre-Funded Warrants, April 2025 Pre-Funded Warrants and December 2025 Pre-Funded Warrants do not provide any guarantee of value or return, and do not have an expiration date. The 2022 Warrants, 2024 Warrants, April 2025 Warrants, and December 2025 Warrants met the permanent equity criteria classification, and have been classified as a component of permanent equity in the Company's consolidated financial statements.

Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp. The Company has eliminated all intercompany transactions.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include estimates related to collaboration revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, and the realization of deferred tax assets, and the useful life with respect to long-lived assets and intangibles. Actual results could differ from those estimates.

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

Marketable Securities

Marketable securities consist of investments with original maturities greater than ninety days and less than one year from the date of the Company's consolidated balance sheets. The Company classifies all of its investments as available-for-sale securities. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are recognized and determined on a specific identification basis and are included in comprehensive gain or loss. Realized gains and losses are determined on a specific identification basis and are included in other income on the consolidated statements of operations. Amortization and accretion of discounts and premiums is recorded in interest income. The Company did not have any marketable securities as of December 31, 2025 and 2024.

Restricted Cash

The Company had $0.2 million in restricted cash deposited with a separate commercial bank to collateralize Company credit cards as of December 31, 2025 and 2024.

Equity Method Accounting

The Company applies the equity method of accounting for investments when it has significant influence, but no controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in joint steering committees and material intercompany transactions. Upon investment, the Company evaluates any basis difference between the carrying value and fair value of the Company's proportionate share of the investee's net assets. Basis differences relating to in-process research and development (IPR&D) are expensed when the investee is not considered a business as defined in ASC 805, Business Combinations, due to substantially all of the estimated fair value of the gross assets being concentrated in a group of similar IPR&D assets with no alternative future use. For the year ended December 31, 2025, the Company recognized $3.9 million in research and development expenses, for these basis adjustments related to IPR&D and reduced the equity method investment’s carrying value to zero, as the Company's proportionate share of the basis difference exceeded the carrying value. See Note 5 for further discussion.

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

The Company recognizes depreciation and amortization expense in general and administrative expenses and in research and development expenses in the Company’s consolidated statements of operations, depending on how each category of property and equipment is utilized in the Company’s business activities.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date. For both of the years ended December 31, 2025 and 2024, the Company recorded $11,667 of amortization expense related to the trademark.

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

Research and Development Expenses

Research and development expenses consist primarily of compensation costs, fees paid to consultants, outside service providers and organizations (including research institutes at universities), facility costs, development and clinical trial costs with respect to the Company’s drug product candidates, and acquired in-process research and development.

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

Patent Expenses

The Company is the exclusive worldwide licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable drug product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to general and administrative expense as incurred. For the years ended December 31, 2025 and 2024, patent expenses were $1.7 million and $2.2 million, respectively.

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

The Company recognizes the fair value of stock-based compensation in general and administrative expenses and in research and development expenses in the Company’s consolidated statements of operations, depending on the type of services provided by the recipient of the equity award.

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

For the year ended December 31, 2025, there is a provision for income taxes of $0.5 million related to foreign withholding taxes. For the year ended December 31, 2024, there is no provision for income taxes in the U.S. because the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred assets. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the years ended December 31, 2025 and 2024, the Company did not recognize any income tax related interest and penalties. The Company did not have any accruals for income tax related interest and penalties at December 31, 2025 and 2024.

Variable Interest Entities

The Company reviews each legal entity in which it has a financial interest to determine whether or not the entity is a variable interest entity (“VIE”). A VIE is an entity in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary, which is the party (a) who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. If the entity is a VIE, the Company assesses whether or not it is the primary beneficiary of that VIE based on a number of factors, including (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to any contractual agreements and (iii) which party has the obligation to absorb losses or the right to receive benefits from the VIE. If the Company determines that it is the primary beneficiary of a VIE, it consolidates the financial statements of the VIE into its consolidated financial statements at the time that determination is made.

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

The Company computes EPS in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, Earnings per Share ("ASC 260"). Per ASC 260-10-45-13, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic EPS. The FASB proposed that warrants or options exercisable for little to no cost (sometimes referred to as “penny warrants”) be included in the denominator of basic EPS (and therefore diluted EPS) once there were no further vesting conditions or contingencies associated with them. The Company included 47,119,101 and 12,435,599 pre-funded warrants in the denominator of basic EPS at December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, the Company excluded the securities summarized below, which entitled the holders thereof to acquire shares of common stock, from its calculation of EPS, as their effect would have been anti-dilutive.

	December 31,
	2025	2024
Common stock warrants	41,937,618	15,151,906
Common stock options	12,752,467	10,836,838
Total	54,690,085	25,988,744

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

The Company had $26.6 million in cash equivalents that were measured and recorded at fair value on the Company’s consolidated balance sheets at December 31, 2025. The Company had $21.8 million in cash equivalents that were measured and recorded at fair value on the Company’s consolidated balance sheets at December 31, 2024.

The carrying value of financial instruments (consisting of cash, a certificate of deposit, debt, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements Adopted

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

ASU 2023-09 - Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. For entities other than PBEs, the requirements will be effective for annual periods beginning after December 15, 2025. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. As of December 31, 2025, the Company adopted this new ASU and it only impacts the Company's income tax disclosures with no impact to its operations, cash flows, or financial condition.

Recent Accounting Pronouncements Not Yet Adopted

ASU 2024-03 - Disaggregation of Income Statement Expense

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expense ("ASU 2024-03"). The guidance in ASU 2024-03 requires additional disclosures about specific types of expenses included in the expense captions presented on the face of income statements as well as disclosures about selling expenses. The standard applies prospectively with the option to apply the standard retrospectively and is effective for calendar year-end public business entities in the 2027 annual period and in 2028 for interim periods with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 may have on its consolidated financial statements.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicates the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$26,614	$—	$—	$26,614
Total	$26,614	$—	$—	$26,614

	Fair Value Measurements as of December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$21,813	$—	$—	$21,813
Total	$21,813	$—	$—	$21,813

As of December 31, 2025, the Company had $26.6 million in cash equivalents, and did not hold any marketable securities. The Company measures the cash equivalents that are invested in money market funds using Level 1 inputs for identical securities. As of December 31, 2024, the Company had $21.8 million in cash equivalents, and did not hold any marketable securities. For the years ended December 31, 2025 and 2024 there were no transfers between Levels 1, 2 or 3.

4. Property and Equipment, Net

Property and equipment, net as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Laboratory equipment	$3,511	$3,785
Furniture and fixtures	68	68
Computer equipment	207	180
Leasehold improvements	118	118
Total property and equipment	3,904	4,151
Less accumulated depreciation	(3,663)	(3,680)
Property and equipment, net	$241	$471

Depreciation expense for the years ended December 31, 2025 and 2024 was included in the consolidated statements of operations as follows:

	Years Ended December 31,
	2025	2024
	(in thousands)
General and administrative	$20	$17
Research and development	316	368
Depreciation total	$336	$385

The depreciation reported above excludes $11,667 of trademark amortization recorded in each of the years ended December 31, 2025 and 2024.

During the year ended December 31, 2025, the Company sold lab equipment and collected cash of $0.04 million. The Company recorded a loss on the sale of fixed assets of $0.03 million, which is presented in operating expenses on the consolidated statements of operations.

During the year ended December 31, 2024, the Company disposed of lab equipment and furniture and fixtures of $0.3 million and recorded a gain of $0.1 million for cash collected for the sale of lab equipment, which is included in the consolidated statements of operations.

5. Equity Method Investment

On November 6, 2025, ImmunoScape Pte. Ltd. (“IMSCP”) exercised its option (the “Option”) to obtain licenses to research, develop and commercialize molecules from the Company's CUE-100 series, including CUE-101 and CUE-102, subject to certain exclusions (the licensed series of molecules, the “Licensed Program”), for all oncology indications pursuant to a Collaboration and License Agreement, effective November 6, 2025, between the Company and IMSCP (the “IMSCP Collaboration and License Agreement”). Pursuant to the IMSCP Collaboration and License Agreement, the Company received equity of IMSCP equal to 40% of the issued and outstanding equity of IMSCP and is entitled to receive additional equity, in the form of warrants, upon certain dilution events in the future. As of the transaction date, the Company held 30% of IMSCP’s common shares and warrants to purchase 10% of IMSCP’s common shares at an exercise price of $0.01 per share. The warrants expire on November 5, 2035 or upon change in control of IMSCP.

As of the transaction date, the carrying value of the investment in IMSCP was $3.9 million, comprised of $2.9 million from common shares and $1.0 million from the warrants. The value of the warrants was included in the investment under equity method accounting as they are considered in-substance common stock. The contingent issuable warrants are accounted for as a derivative instrument and were prescribed no value at the inception of the IMSCP Collaboration and License Agreement and at December 31, 2025 as the probability of issuance was remote. There was no change in value from inception to December 31, 2025, and the inputs used to determine the fair value of the contingent issuable warrants are a Level 3 fair value measurement.

The Company has determined that its investment in IMSCP is an equity security, whereby such investment does not give the Company a controlling financial interest over the investee. Further, the Company assessed the accounting for its investment in IMSCP in accordance with ASC 810-10, Consolidation—Overall. After determining that no scope exception applies under the guidance of ASC 810-10-15-12 and ASC 810-10-15-17, the Company concluded that it has a variable interest in IMSCP through its investment in IMSCP common stock. The Company concluded that IMSCP is a VIE in accordance with ASC 810-10-15-14(a) and is subject to potential consolidation under the VIE model. However, all activities that most significantly impact IMSCP and its subsidiary’s economic performance are directed by the IMSCP board and the board approves decisions by a simple majority. Based on the board composition, the Company determined that no one party has control over the IMSCP board and power is not shared because the activities that most significantly affect IMSCP and its subsidiary’s economic performance do not require the consent of all of the parties. Rather, all decisions are made by a simple majority vote of the IMSCP board. Therefore, while the Company has the ability to appoint one director of IMSCP, because that director represents a minority position of the IMSCP board, the Company cannot unilaterally direct any of the activities that most significantly impact IMSCP and its subsidiary’s economic performance. Accordingly, the Company does not hold a controlling financial interest in IMSCP. Because both criteria (a) and (b) above have to be met for the application of the guidance in ASC 810-10-25-38A and criteria (a) has not been met, the Company concluded that it should not consolidate IMSCP under the VIE model.

The Company accounts for its investment in IMSCP as an equity method investment as it does not control but has significant influence over operating and financing policies of IMSCP. The initial fair value of the investment in IMSCP was determined by using the option pricing model to allocate the estimated equity value to each respective equity class. The equity value was determined by using the net asset value approach for the net assets of IMSCP and the cost replacement approach for the intellectual property related to the CUE-100 series licensed to IMSCP. The major assumptions used in the option pricing model include volatility of 120.0%, risk free rate of 3.7%, dividend yield of 0.0% and time to liquidity event of 5.0 years. The inputs used to determine the fair value of the investment in IMSCP are a Level 3 fair value measurement.

At the transaction date, a basis difference was identified between the carrying value of the Company’s investment in IMSCP and the fair value of the Company’s proportionate share of IMSCP’s underlying net assets. The Company concluded that substantially all of the consideration transferred was attributable to in-process research and development activities. IMSCP was not deemed a business as defined in ASC 805 – Business Combinations, therefore the Company immediately expensed the basis difference attributable to the in-process research and development which has no alternative future use. The Company’s proportionate share of the basis difference exceeded its carrying value of the equity method investment in IMSCP and the equity investment balance was reduced to zero on the transaction date. Since the Company has no obligation to provide financing support to IMSCP, the Company is not required to record further losses exceeding the carrying value of the investment. For the year ended December 31, 2025, the Company recognized $3.9 million in research and development expenses related to the basis difference in the Company’s consolidated statements of operations. The carrying value of the Company's investment in IMSCP was zero as of December 31, 2025.

6. Loan with Silicon Valley Bank, a Division of First Citizens Bank

On February 15, 2022 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”), with Silicon Valley Bank, as lender (“SVB”). The Loan Agreement was amended in April 2023 and October 2024. The Company drew $10,000,000 in term loans under the Loan Agreement (the "Term Loans") on the Closing Date. All outstanding principal and accrued and unpaid interest under the Term Loans and all other outstanding obligations with respect to the Term Loans were due and payable in full on December 1, 2025. As of December 31, 2025, the Term Loans were fully paid off and there was no remaining balance related to the loans.

The Term Loans bore interest at a floating rate per annum equal to the greater of (A) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.25% and (B) 5.50%. The Term Loans were interest only from the Closing Date through June 30, 2023, after which the Company was required to pay 30 equal monthly installments of principal. At December 31, 2024, the interest rate was 10.00% which is based on the prime rate plus 2.25%.

The Company was permitted to prepay the Term Loans in full with payment of a 1.00% prepayment premium. Upon repayment in full of the Term Loans, the Company was required to pay a one-time final payment fee equal to 5.00% of the original principal amount of any funded Term Loans being repaid. This one-time final payment fee is recorded to interest expense using the effective interest method over the period of the Term Loans in the consolidated statements of operations.

The Term Loans and related obligations under the Loan Agreement were secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property which was subject to a negative pledge under the Loan Agreement.

The Loan Agreement, as amended, contained customary representations, warranties, events of default and covenants. In addition to the foregoing, the Company was required to have at all times on deposit in accounts of the Company maintained with SVB, unrestricted and unencumbered cash in an amount equal to the lesser of (i) 100% of the dollar value of the Company’s consolidated cash, in the aggregate, at all financial institutions and (ii) $20,000,000.

During the years ended December 31, 2025 and 2024, the Company recognized interest expense related to the Term Loans of $0.2 million and $0.6 million, respectively. For both the years ended December 31, 2025 and 2024, the Company recognized interest expense related to accretion of the final repayment of $0.1 million.

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the consolidated statements of operations.

The Company incurred $142,000 in debt issuance costs related to the Loan Agreement at its onset. For both the years ended December 31, 2025 and 2024, the Company recorded $37,000 in amortization of debt issuance costs to interest expense in the consolidated statements of operations.

7. Accrued Expenses

Accrued expenses as of December 31, 2025 and 2024 are summarized as follows:

	December 31,
(In thousands)	2025	2024
Employee and board compensation	$783	$1,812
Contract research services	286	773
Professional services	290	314
Contract manufacturing services	252	9
Total	$1,611	$2,908

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. Payments made upon achievement of milestones are nonrefundable and are not creditable against any other payment due to Einstein. At December 31, 2025, the Company had made aggregate payments totaling $2.14 million since inception with respect to achievement of these milestones.
•
Incur minimum product development costs until the first commercial sale of the first Einstein Licensed Product.

The Einstein License requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. For the year ended December 31, 2025, the Company incurred a total of $1.5 million in fees payable to Einstein related to the IMSCP Collaboration and License Agreement, and paid $0.9 million in fees to Einstein in relation to the BI Collaboration and License Agreement. For the year ended December 31, 2024, the Company incurred $0.1 million in annual maintenance fees pursuant to the Einstein License.

The Einstein License expires upon the expiration of the Company’s last obligation to make royalty payments to Einstein which may be due with respect to certain Einstein Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if the Company fails to meet its obligations thereunder. The Company was in compliance with its obligations under the Einstein License at December 31, 2025 and 2024.

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

On June 4, 2025, the Company’s stockholders approved the Cue Biopharma, Inc. 2025 Stock Incentive Plan (the “2025 Plan”) to replace both the Omnibus Plan and the Non-Employee Plan, both of which will expire on March 23, 2026. The purpose of the 2025 Plan is to allow the Company to compensate and retain the services of key employees, non-employees, scientific and clinical advisory board members, and outside advisors and consultants. The plan is under the administration of the Company’s Board of Directors. Under the 2025 Plan, the Company, at its discretion, may grant stock option awards to certain employees and non-employees through June 4, 2035. The 2025 Plan provided for the grant of a total of 6,200,000 shares of common stock.

Pursuant to the plans, during the year ended December 31, 2025, the Company granted stock options to purchase 4,993,600 shares of the Company’s common stock, no options to purchase shares of common stock were exercised, and 2,712,857 shares of common stock were cancelled.

In the aggregate, at December 31, 2025, stock options for 20,796,021 shares of common stock and 320,000 restricted stock units had been granted and 5,621,928 shares of common stock were reserved for future grants. Such grants are accounted for as stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees.

Stock Option Valuation

For stock options requiring an assessment of value during the years ended December 31, 2025 and 2024, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	December 31,
	2025	2024
Risk-free interest rate	3.90 to 4.46%	3.95 to 4.43%
Expected dividend yield	0%	0%
Expected volatility	86.46-89.38%	75.73-86.52%
Expected life	5.5 to 6.72 years	5.5 to 6.25 years

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the stock option award; as permitted by Staff Accounting Bulletin No. 107, due to the Company’s limited trading history and option activity, management utilizes the simplified method to estimate the expected term of options at the date of grant, which represents the period of time that stock options granted are expected to be outstanding; the expected volatility is based upon historical volatility of the Company's stock; and the expected dividend yield based upon the Company’s current dividend rate and future expectations.

A summary of stock option activity for the years ended December 31, 2025 and 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2023	7,492,917	$8.41	6.12
Granted	4,383,300	1.41
Exercised	—	—
Cancelled	(1,404,493)	7.39
Stock options outstanding at December 31, 2024	10,471,724	5.61	7.27
Granted	4,993,600	0.82
Exercised	—	—
Cancelled	(2,712,857)	4.89
Stock options outstanding at December 31, 2025	12,752,467	3.89	6.79
Stock options exercisable at December 31, 2025	7,341,824	$5.91	5.13

The aggregate intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2025 was zero based on a weighted average exercise price of $5.91 per share. The aggregate intrinsic value of options is calculated as the difference of the market close price of $0.31 on December 31, 2025, and the weighted average exercise price of $5.91, with a weighted average remaining contractual term of 5.13 years.

The aggregate intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2024 was zero based on a weighted average exercise price of $9.12 per share. The aggregate intrinsic value of options is calculated as the difference of the market close price of $1.09 on December 31, 2024, and the weighted average exercise price of $9.12, with a weighted average remaining contractual term of 5.46 years.

Stock-Based Compensation

Stock-based compensation for the years ended December 31, 2025 and 2024 was included in the consolidated statements of operations as follows:

	December 31,
(In thousands)	2025	2024
General and administrative	$2,827	$3,464
Research and development	1,917	3,382
Total	$4,744	$6,846

At December 31, 2025, total unrecognized stock-based compensation was $3.1 million, which is expected to be recognized as an operating expense in the Company’s consolidated statements of operations through July 2028. The weighted average remaining recognition period of unrecognized stock-based compensation was 2.59 years at December 31, 2025.

During the year ended December 31, 2025, the Company granted stock options to purchase 5.0 million shares of common stock with a weighted average grant date fair value of $0.62 per share. During the year ended December 31, 2024, the Company granted stock options to purchase 4.4 million shares of common stock with a weighted average grant date fair value of $0.98 per share.

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

Collaboration revenue for the years ended December 31, 2025 and 2024 was as follows:

	December 31,
(In thousands)	2025	2024
Revenue recognized over time	$8,552	$9,287
Revenue recognized at a point in time	18,914	—
Total collaboration revenue	$27,466	$9,287

Collaboration Agreement with LG Chem

On November 6, 2018, the Company entered into a Collaboration, License and Option Agreement (as amended from time to time, the “LG Chem Collaboration Agreement”) with LG Chem Ltd. (“LG Chem”) related to the development of the Company’s CUE-101 and CUE-102 Immuno-STATs focused in the field of oncology. Pursuant to the LG Chem Collaboration Agreement, the Company granted LG Chem an exclusive license to develop, manufacture and commercialize CUE-101, as well as Immuno-STATs that target T cells against two additional cancer antigens, in Australia and certain Asian countries (collectively, the “LG Chem Territory”).

Aside from the $6.8 million in milestone payments earned to date, the Company does not believe that any variable consideration should be included in the transaction price as of December 31, 2025. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur. For the years ended December 31, 2025 and 2024, the Company recognized revenue of zero and $0.1 million, respectively, related to the LG Chem Collaboration Agreement. The Company did not record short or long-term research and development liabilities on its consolidated balance sheets dated December 31, 2025 and December 31, 2024, as the performance obligation was met and completed. Research and development cost sharing provisions under the agreement expired on March 31, 2022, and thereafter, the Company recognized revenue on intellectual patent filing passthrough costs in the LG Chem Territory.

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

As of December 31, 2025, both Ono and the Company have satisfied all of their performance obligations and made all outstanding payments required under the agreement. For the years ended December 31, 2025 and 2024, the Company recognized revenue of $0.4 million and $9.2 million, respectively, related to the Ono Collaboration and Option Agreement. The Company did not record short or long-term research and development liabilities on its consolidated balance sheet dated December 31, 2025, as the performance obligation has been met and completed. For the year ended December 31, 2024, the Company recorded short-term research and development liabilities on its consolidated balance sheets of $0.1 million.

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

Pursuant to the terms of the BI Collaboration and License Agreement, the Company received an upfront payment of $10.1 million in cash in the second quarter of 2025, which is net of $1.9 million of German withholding taxes that the Company expects to be refunded in 2026. The withholding has been recorded as a foreign withholding tax receivable at December 31, 2025 on the Company's consolidated balance sheet. The Company will also be eligible to receive up to an aggregate of approximately $345.0 million in success-based research, development and commercial milestone payments, beginning with two preclinical development milestones, as well as royalty payments on net sales. The royalty payments will be subject to reduction due to patent expiration, payments made under certain licenses for third-party intellectual property and generic competition. BI has agreed to reimburse the Company for agreed upon costs incurred in conducting research during the BI Research Term, including certain pass through costs from third party contractors and full-time employee salaries.

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

The Company determined that the research activities and the exclusive license granted under the BI Collaboration and License Agreement is considered as a single performance obligation, and therefore, the transaction price was allocated entirely to the single performance obligation. The Company recognizes revenue related to the single performance obligation over time as the underlying services are performed and/or external costs are incurred during the research term. For the year ended December 31, 2025, the Company recognized revenue of $8.1 million related to the BI Collaboration and License Agreement. The Company recorded short-term research and development liabilities of $5.3 million and accounts receivable of $0.5 million on its consolidated balance sheet as of December 31, 2025.

The Company considered the capitalization of contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, as it relates to the BI Collaboration and License Agreement. The Company capitalized license expenses of approximately $1.1 million as of December 31, 2025, paid to Einstein pursuant to the Einstein License which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. This amount is comprised of approximately $1.1 million of capitalized license expenses related to the up-front payment received from BI in May 2025, net of accumulated amortization of approximately $0.6 million. As of December 31, 2025, $0.5 million was included in prepaid expenses and other short-term assets related to the BI Collaboration and License Agreement. The Company also accrued $0.2 million to be paid when the German withholding tax refund is received in other current payable on its consolidated balance sheet as of December 31, 2025.

ImmunoScape Collaboration and License Agreement

On November 6, 2025, IMSCP exercised its option to obtain licenses to research, develop and commercialize molecules from the Company's CUE-100 series, including CUE-101 and CUE-102, subject to certain exclusions, for all oncology indications pursuant to the IMSCP Collaboration and License Agreement, effective November 6, 2025, between the Company and IMSCP. The licenses provided pursuant to the IMSCP Collaboration and License Agreement include a co-exclusive development license for five years or, if longer, for so long as IMSCP has a specified number of CUE-100 series molecules under active development and, pursuant to which, the Company retains non-exclusive research rights to support its other programs. The Company also retained its rights to the CUE-100 series, including CUE-101 and CUE-102, for use in any manner other than as a component of a cell therapy product for 18 months past the effective date of the IMSCP Collaboration and License Agreement. The licenses include an exclusive commercial license to IMSCP for any CUE-100 series molecule that IMSCP advances to IND-enabling studies while the co-exclusive development license is in effect. The licensed series of molecules will be further developed and potentially commercialized by IMSCP. The Option was exercised pursuant to an Option Agreement between the Company and IMSCP, dated October 22, 2025. In connection with entry into the Option Agreement and IMSCP’s exercise of the Option, the Company received an aggregate of $9.5 million, net of withholding taxes, in the fourth quarter of 2025 and is entitled to receive an additional $5.0 million before the first anniversary of the effective date of the IMSCP Collaboration and License Agreement.

Pursuant to the IMSCP Collaboration and License Agreement, the Company (a) received equity of IMSCP equal to 40% of the issued and outstanding equity of IMSCP and is entitled to receive additional equity, in the form of warrants, upon certain dilution events in the future, (b) received time-based payments of $10.0 million in the fourth quarter of 2025, (c) is entitled to receive an additional time-based payment of $5.0 million before the first anniversary of the effective date of the IMSCP Collaboration and License Agreement, and (d) is entitled to receive high single-digit royalties on global net sales and low- to mid-double digit royalties from sublicensing royalties and income. The IMSCP Collaboration and License Agreement includes customary termination provisions, including IMSCP’s ability to terminate the agreement in its entirety on 60 days’ advanced written notice to the Company.

The Company accounted for the Option Agreement and IMSCP Collaboration and License Agreement as a combined contract. The transaction price includes the upfront payments of $15.0 million and the $3.9 million fair value of equity interest in IMSCP received. The Company concluded there is one combined performance obligation for the licenses as the Company does not have material performance obligations beyond the issuance of the licenses. The Company recognized revenue for the licenses at a point in time when the licenses were granted and there was a right to payment, the exclusive rights were transferred, and significant risks and rewards of ownership of the rights to use the licensed IP were transferred. The sales-based royalties resulting from sales made under the IMSCP Collaboration and License Agreement will only be included in the transaction price upon occurrence of the underlying sales in the future.

For the year ended December 31, 2025, the Company recognized revenue of $18.9 million related to the IMSCP Collaboration and License Agreement. The Company recorded accounts receivable from IMSCP of $5.0 million on its consolidated balance sheet as of December 31, 2025.

The Einstein License requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. The Company incurred $1.5 million of license expense during the year ended December 31, 2025 upon entering the IMSCP Collaboration and License Agreement.

11. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.001 per share, none of which were outstanding at December 31, 2025 and 2024. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights.

Common Stock

The Company has authorized a total of 300,000,000 shares of common stock, par value $0.001 per share as of December 31, 2025, of which 96,621,218 shares were issued and outstanding. At December 31, 2024, the Company had authorized 200,000,000 shares of common stock, of which 61,819,101 were issued and outstanding.

Warrants

Information with respect to the warrants are as follows:

	Warrants Issued November 2022	Warrants Issued September 2024	Warrants Issued April 2025	Warrants Issued December 2025
Outstanding common stock warrants at December 31, 2025	9,188,406	6,000,000	6,249,999	20,535,711
Outstanding pre-funded warrants at December 31, 2025	—	12,435,599	11,469,216	23,214,286
Weighted average exercise price of common stock warrants at December 31, 2025	$3.93	$0.500	$0.790	$0.300
Weighted average exercise price of pre-funded warrants at December 31, 2025	$—	$0.001	$0.001	$0.001
Weighted average contract remaining life (in years) at December 31, 2025	1.87	3.75	4.29	4.97

12. Related Party Transactions

The Company did not enter into any related party transactions during the years ended December 31, 2025 and 2024. Additionally, no related party balances existed as of December 31, 2025 and 2024.

13. Income Taxes

The Company accounts for income taxes under the provision of ASC 740, Income Taxes. For the year ended December 31, 2025, the Company reported a tax provision of $0.5 million relating to foreign withholding taxes. The Company did not report a tax provision for the year ended December 31, 2024 due to historically incurred net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 are as follows:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$60,647	$58,121
Research and other credits	9,260	8,272
R&D capitalization	19,759	20,764
Stock-based compensation	5,058	6,096
Reserves and accruals	1,110	1,681
Other	988	244
Total gross deferred tax assets	96,822	95,178
Less valuation allowance	(95,889)	(93,965)
Total deferred tax assets	933	1,213
Deferred tax liability:
Depreciation	(933)	(1,213)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2025, and 2024, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded a 100% valuation allowance against deferred tax assets at such dates.

No Federal tax provision has been provided for the years ended December 31, 2025 and 2024 due to the losses incurred during such periods. A reconciliation of the difference between the income tax rate computed by applying the U.S. Federal statutory rate and the effective tax rate for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,		Year Ended December 31,
	2025		2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Pretax loss	$(26,102)		$(40,674)

US federal statutory tax rate	(5,481)	21.0%	(8,541)	21.0%
Foreign tax effects:
Singapore foreign withholding tax	500	(1.9)%	—	0.0%
Tax credits:
Federal R&D credit	(845)	3.2%	(731)	1.8%
Change in valuation allowance	5,262	(20.1)%	7,724	(19.0)%
Nontaxable or nondeductible items:
Stock-based compensation	1,129	(4.3)%	1,527	(3.8)%
Other	(65)	0.2%	21	0.0%
Total	$500	(1.9)%	$(0)	(0.0)%

The Company has applied the provisions of ASC 740, which clarifies the accounting for uncertainty in tax positions and requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return, based on the technical merits of the position, upon examination by the relevant taxing authority. At December 31, 2025 and 2024, the Company had unrecognized tax benefits related to Federal and state research tax credits of $3.4 million and $3.1 million, respectively. The Company is subject to Federal and state income tax examinations by taxing authorities for all years since its incorporation in 2014 to the extent tax attributes from those years are utilized. The Company is currently not under examination by any tax authority.

At December 31, 2025, the Company has available net operating loss carryforwards for Federal and state income tax purposes of $224.1 million and $215.8 million, respectively, which, if not utilized earlier, will begin to expire in 2035. $195.5 million of the federal net operating losses have an indefinite carryforward. The Company has Federal research credits of $10.3 million, which, if not utilized earlier, will begin to expire in 2035, and state research credits of $2.7 million, which, if not utilized earlier, will begin to expire in 2032. State research credits of $0.2 million have an indefinite carryforward.

Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company's public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The amount of the limitation is determined in accordance with Section 382 of the Internal Revenue Code.

The following is a reconciliation of the Company's gross uncertain tax position at December 31, 2025 and 2024:

	December 31,
(In thousands)	2025	2024
Balance at the beginning of year	$3,138	$2,927
Additions for current year tax provisions	281	278
Additions for prior year tax provisions	—	—
Reductions of prior year tax provisions	(19)	(67)
Balance as of end of year	$3,400	$3,138

The following summarizes the Company's income taxes paid (net of refunds received) for the years presented below:

	Year Ended December 31,
(In thousands)	2025	2024
Federal	$—	$—
State	—	—
Foreign	500	—
Total	$500	$—

The following summarizes the jurisdictions that exceeded 5% of the Company's total income taxes paid (net of refunds) for the years presented below:

	Year Ended December 31,
(In thousands)	2025	2024
Foreign
Singapore	$500	$—

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

The Company pays $0.1 million in annual maintenance license fees to Einstein, which are amortized equally throughout the year. The Company incurred $0.1 million in annual maintenance fees for each of the years ended December 31, 2025 and 2024.

In the second quarter of 2025, the Company paid Einstein $0.9 million in fees under the amendment to the Einstein License in relation to the BI Collaboration and License Agreement. In the fourth quarter of 2025, the Company incurred license maintenance fees of $1.5 million related to the IMSCP Collaboration and License Agreement.

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

Collaboration and Option Agreement with Ono

See discussion of the Ono Collaboration and Option Agreement in Note 10.

Collaboration and License Agreement with BI

See discussion of the BI Collaboration and License Agreement in Note 10.

Collaboration and License Agreement with IMSCP

See discussion of the IMSCP Collaboration and License Agreement in Note 10.

Contingencies

The Company accrues contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in these consolidated financial statements.

The Company may be subject to various legal proceedings from time to time as part of its business. As of December 31, 2025, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

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

For the years ended December 31, 2025 and 2024, the Company recorded $0.4 million and $0.3 million, respectively, in interest expense to the lease liability.

At December 31, 2025, the Company recorded $4.1 million to operating lease right-of-use asset, and $1.9 million and $2.3 million to the short-term and long-term operating lease liability, respectively. At December 31, 2024, the Company recorded $4.4 million to operating lease right-of-use asset, and $3.5 million and $1.0 million to the short-term and long-term operating lease liability, respectively.

Future minimum lease payments under these leases at December 31, 2025 are as follows:

Year	(in thousands)
2026	$2,228
2027	1,884
2028	559
Total lease payments	4,671
Less: present value discount	(474)
Present value of lease payments	$4,197

For the years ended December 31, 2025 and 2024, total rent expense of $2.9 million and $3.4 million, respectively, was included in the consolidated statements of operations.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

	December 31,
	2025	2024
Weighted average remaining lease term (years)	2.12	2.16
Weighted average discount rate	9.77%	6.25%

16. Cue Biopharma 401(k) Plan

Effective as of January 1, 2017, the Company adopted the Cue Biopharma 401(k) Plan (the “Plan”) for all employees of the Company. Employees may participate in the Plan upon complying with the Plan’s eligibility requirements, subject to limitations imposed by the Internal Revenue Service. Under the Plan, the Company may match employee contributions at its discretion. The Company made contributions of $0.2 million and $0.3 million to the Plan for the years ended December 31, 2025 and 2024, respectively.

17. Subsequent Events

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
3.
Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration /File No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended		10-Q	3.1	08/12/2025	001-38327

3.2	Amended and Restated Bylaws of the Registrant		S-1	3.5	12/05/2017	333-220550

4.1	Specimen Certificate representing shares of common stock of the Registrant		S-1	4.1	12/05/2017	333-220550

4.2	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X

4.3	Form of Pre-Funded Warrant to Purchase Common Stock		8-K	4.1	12/19/2025	001-38327

4.4	Form of Warrant to Purchase Common Stock		8-K	4.2	12/19/2025	001-38327

4.5	Form of Pre-Funded Warrant to Purchase Common Stock		8-K	4.1	04/15/2025	001-38327

4.6	Form of Warrant to Purchase Common Stock		8-K	4.2	04/15/2025	001-38327

4.7	Form of Pre-Funded Warrant to Purchase Common Stock		8-K	4.1	09/27/2024	001-38327

4.8	Form of Warrant to Purchase Common Stock		8-K	4.2	09/27/2024	001-38327

4.9	Form of Warrant to Purchase Common Stock or Pre-Funded Warrant		8-K	4.2	11/15/2022	001-38327

10.1#	First Amendment to Collaboration, License and Option Agreement, dated March 15, 2019, between the Registrant and LG CHEM LTD.		10-K	10.3	03/09/2021	001-38327

10.2#	Second Amendment to Collaboration, License and Option Agreement, dated August 5, 2019, between the Registrant and LG CHEM LTD.		10-K	10.4	03/09/2021	001-38327

10.3#	Third Amendment to Collaboration, License and Option Agreement, dated October 29, 2019, between the Registrant and LG CHEM LTD.		10-K	10.5	03/09/2021	001-38327

10.4#	Fourth Amendment to Collaboration, License and Option Agreement, dated December 18, 2019, between the Registrant and LG CHEM LTD.		10-K	10.6	03/09/2021	001-38327

10.5#	Fifth Amendment to Collaboration, License and Option Agreement, dated January 10, 2020, between the Registrant and LG CHEM LTD.		10-K	10.7	03/09/2021	001-38327

10.6#	Sixth Amendment to Collaboration, License and Option Agreement, dated February 14, 2020, between the Registrant and LG CHEM LTD.		10-K	10.8	03/09/2021	001-38327

10.7#	Seventh Amendment to Collaboration, License and Option Agreement, dated May 14, 2020, between the Registrant and LG CHEM LTD.		10-K	10.9	03/09/2021	001-38327

10.8#	Eighth Amendment to Collaboration, License and Option Agreement, dated December 7, 2020, between the Registrant and LG CHEM LTD.		10-K	10.10	03/09/2021	001-38327

10.9#	Ninth Amendment to Collaboration, License and Option Agreement, dated March 6, 2025, between the Registrant and LG CHEM LTD.		10-K	10.11	03/31/2025	001-38327

10.10	Form of Indemnification Agreement between the Registrant and its directors and officers		10-K	10.12	03/31/2025	001-38327

10.11†	Amended and Restated License Agreement by and between the Registrant and Albert Einstein College of Medicine dated July 31, 2017		S-1	10.11	12/13/2017	333-220550

10.12#	Collaboration and License Agreement between the Registrant and Boehringer Ingelheim International GmbH dated April 10, 2025		10-Q	10.2	05/12/2025	001-38327

10.13*	Cue Biopharma, Inc. 2025 Stock Incentive Plan		8-K	99.1	06/10/2025	001-38327

10.14*	Form of incentive stock option award under 2025 Stock Incentive Plan	X

10.15*	Form of non-qualified stock option award under 2025 Stock Incentive Plan	X

10.16*	Cue Biopharma, Inc. 2016 Omnibus Incentive Plan, as amended and restated		S-1	10.13	09/21/2017	333-220550

10.17*	Form of stock option award under 2016 Omnibus Incentive Plan		10-Q	10.1	08/14/2024	001-38327

10.18*	Cue Biopharma, Inc. 2016 Non-Employee Equity Incentive Plan		S-1	10.15	09/21/2017	333-220550

10.19*	Form of stock option award under 2016 Non-Employee Equity Incentive Plan		10-Q	10.2	08/14/2024	001-38327

10.20*	Director Compensation Policy effective December 3, 2025	X

10.21*	Executive Employment Agreement between the Registrant and Colin G. Sandercock dated as of November 15, 2017		S-1	10.22	12/04/2017	333-220550

10.22†	Collaboration, License and Option Agreement between the Registrant and LG Chem, Ltd. dated November 6, 2018		8-K	10.1	12/26/2018	001-38327

10.23*	Amendment No. 1 to Cue Biopharma, Inc. 2016 Omnibus Incentive Plan		10-K	10.16	03/12/2020	001-38327

10.24*	Third Amended and Restated Executive Employment Agreement dated March 4, 2021 between the Company and Daniel Passeri		10-K	10.26	03/09/2021	001-38327

10.25*	Executive Employment Agreement dated August 21, 2020 between Registrant and Kerri-Ann Millar		8-K	10.1	08/24/2020	001-38327

10.26*#	Executive Employment Agreement, dated September 28, 2025, between the Registrant and Usman Azam		10-Q	10.1	11/12/2025	001-38327

10.27*	Executive Employment Agreement, dated September 1, 2024, as amended, between the Registrant and Lucinda Warren	X

10.28*	Separation and Release of Claims Agreement, dated November 17, 2025, between the Registrant and Matteo Levisetti	X

10.29*	Separation and Release of Claims Agreement, dated September 27, 2025, between the Registrant and Daniel Passeri		10-Q	10.2	11/12/2025	001-38327

10.30*#	Advisor Agreement, dated September 27, 2025, between the Registrant and Daniel Passeri		10-Q	10.3	11/12/2025	001-38327

10.31#	First Amendment to the Amended and Restated License Agreement with Albert Einstein College of Medicine dated October 30, 2018		10-K	10.30	03/09/2021	001-38327

10.32	Open Market Sale AgreementSM, dated October 1, 2021, by and between Cue Biopharma, Inc. and Jefferies LLC		10-Q	10.1	11/09/2021	001-38327

10.33	License Agreement, dated March 28, 2022, between Cue Biopharma, Inc. and MIL 40G, LLC		8-K	10.1	03/30/2022	001-38327

10.34	First Amendment to the License Agreement, dated May 3, 2022, between Cue Biopharma, Inc. and MIL 40G, LLC		10-Q	10.1	08/04/2022	001-38327

10.35	Rider to License Agreement, dated as of July 7, 2022, between Cue Biopharma, Inc. and MIL 40G, LLC		10-Q	10.2	08/04/2022	001-38327

10.36	First Amendment to Rider to License Agreement, dated May 3, 2024, between Cue Biopharma, Inc. and MIL 40G, LLC		10-K	10.31	03/31/2025	001-38327

10.37	Second Amendment to Rider to License Agreement, dated November 20, 2024, between Cue Biopharma, Inc. and MIL 40G, LLC		10-K	10.32	03/31/2025	001-38327

10.38	Second Amendment to the License Agreement, dated June 30, 2025, between Cue Biopharma, Inc. and MIL 40G, LLC		10-Q	10.2	08/12/2025	001-38327

10.39	Termination of License Agreement, dated September 9, 2022, between Cue Biopharma, Inc. and MIL 21E, LLC		10-Q	10.1	11/14/2022	001-38327

10.40	Form of Securities Purchase Agreement, dated November 14, 2022, by and among the Company and the other parties thereto		8-K	10.1	11/15/2022	001-38327

10.41	Registration Rights Agreement, dated November 14, 2022, by and among the Company and the other parties thereto		8-K	10.2	11/15/2022	001-38327

10.42	Waiver and First Amendment to Loan and Security Agreement, dated April 10, 2023, by and between Cue Biopharma, Inc. and Silicon Valley Bridge Bank, N.A., as successor in interest to Silicon Valley Bank		10-Q	10.2	05/09/2023	001-38327

10.43	Second Amendment to Loan and Security Agreement, dated October 2, 2024, by and between Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, and Cue Biopharma, Inc.		8-K	10.1	10/4/2024	001-38327

10.44*	Amendment No. 2 to Cue Biopharma, Inc. 2016 Omnibus Incentive Plan		10-Q	10.1	08/08/2023	001-38327

10.45*	Amendment No. 1 to Cue Biopharma, Inc. 2016 Non-Employee Equity Incentive Plan		10-Q	10.2	08/08/2023	001-38327

10.46*	Consulting Agreement effective June 7, 2023 entered into between Cue Biopharma, Inc. and Peter A Kiener, D.Phil		10-Q	10.3	08/08/2023	001-38327

10.47*	Amendment No. 1 to Consulting Agreement between Cue Biopharma, Inc. and Peter A. Kiener, dated September 1, 2023		10-Q	10.1	11/03/2023	001-38327

10.48#	Second Amendment to the Amended and Restated License Agreement with Albert Einstein College of Medicine dated January 13, 2024		10-K	10.38	03/28/2024	001-38327

10.49#	Collaboration and License Agreement with ImmunoScape Pte. Ltd. dated November 6, 2025	X

10.50#	Third Amendment to the Amended and Restated License Agreement with Albert Einstein College of Medicine dated April 10, 2025		10-Q	10.3	05/12/2025	001-38327

10.51*	Form of inducement stock option award		10-K	10.43	03/31/2025	001-38327

19.1	Amended and Restated Insider Trading Policy effective March 21, 2025		10-K	19.1	03/31/2025	001-38327

21.1	List of Subsidiaries	X

23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on signature page)	X

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1*	Compensation Recovery Policy		10-K	97.1	03/28/2024	001-38327

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

Cue Biopharma, Inc.

Dated: March 16, 2026	By:	/s/ Usman Azam
Usman Azam President, Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Cue Biopharma, Inc., hereby severally constitute and appoint Usman Azam and Lucinda Warren, our true and lawful attorneys, with full power to him or her to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Cue Biopharma, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Usman Azam	President, Chief Executive Officer and Director	March 16, 2026
Usman Azam	(Principal Executive Officer)

/s/ Lucinda Warren	Chief Financial and Business Officer	March 16, 2026
Lucinda Warren	(Principal Financial and Accounting Officer)

/s/ Peter A. Kiener	Director	March 16, 2026
Peter A. Kiener

/s/ Jill Marie Broadfoot	Director	March 16, 2026
Jill Marie Broadfoot

/s/ Pamela Garzone	Director	March 16, 2026
Pamela Garzone

/s/ Patrick Verheyen	Director	March 16, 2026
Patrick Verheyen

/s/ Frank Morich	Director	March 16, 2026
Frank Morich

/s/ Pasha Sarraf	Director	March 16, 2026
Pasha Sarraf