Form 10-Q
period 2026-03-31
Cue Biopharma, Inc.
filed 2026-05-14
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

As of May 12, 2026, the registrant had 4,045,701 shares of Common Stock ($0.001 par value per share) outstanding.

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
•
our plans to develop our drug product candidates, including our prioritization of our autoimmune programs, including CUE-221 (formerly known as Ascendant-221), CUE-401 and the CUE-500 series (excluding CUE-501, which has been licensed to Boehringer Ingelheim International GmbH);
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
•
our ability to obtain stockholder approval of the issuance of shares of common stock upon exercise of the pre-funded warrants and warrants issued in our April 2026 private placement in accordance with Nasdaq Listing Standards;
•
our ability to continue as a going concern; and
•
our ability to maintain and establish collaborations or obtain additional funding.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include the factors discussed below under the headings “Risk Factor Summary,” and Part II. Item 1A. “Risk Factors,” and the risk factors detailed further in Part I. Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 16, 2026.

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

RISK FACTOR SUMMARY

Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principal risks facing our business, in addition to the risks described more fully in Part II. Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, and Part I. Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 16, 2026 and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

If any of the following risks occurs, our business, financial condition and results of operations and future growth prospects could be materially and adversely affected, and the actual outcomes of matters as to which forward-looking statements are made in this report could be materially different from those anticipated in such forward-looking statements.

•
Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern. Company management has obtained and continues to pursue additional financing and cost-management initiatives to support future operations, however such funding may not be available on acceptable terms or at all.
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
•
We have no history of commercializing biologic products, which may make it difficult to evaluate the prospects for our future viability.
•
Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.
•
We may derive results and data for CUE-221 from clinical trials conducted by UBI/Ascendant in China; our access to the clinical results and data may be limited and there is no assurance that the clinical data from any such trials will be accepted or considered by the FDA, or other comparable regulatory authorities.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$16,379	$27,136
Accounts receivable	5,351	5,546
Deposits, current portion	1,062	1,093
Prepaid expenses and other current assets	1,701	1,309
Foreign withholding tax receivable	1,899	1,899
Total current assets	26,392	36,983
Property and equipment, net	288	241
Operating lease right-of-use asset	3,318	4,074
Deposits	635	666
Restricted cash	154	154
Other long-term assets	90	94
Total assets	$30,877	$42,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,327	$3,948
Accrued expenses	1,499	1,611
Research and development contract liability, current portion	—	5,335
Operating lease liabilities, current	1,562	1,911
Other current payable	1,003	689
Total current liabilities	7,391	13,494
Operating lease liabilities, non-current	1,878	2,286
Total liabilities	$9,269	$15,780
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 3,255,359 and 3,220,707 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3	3
Additional paid in capital	395,249	394,895
Accumulated deficit	(373,644)	(368,466)
Total stockholders’ equity	21,608	26,432
Total liabilities and stockholders’ equity	$30,877	$42,212

(*) The number of shares, excluding shares authorized, have been retroactively adjusted to reflect the one-for-thirty (1-for-30) reverse stock split, which was effective on April 23, 2026. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$5,686	$421
Operating expenses:
General and administrative	4,152	4,173
Research and development	6,897	8,547
(Gain) on lease termination	(10)	—
Total operating expenses	11,039	12,720
Loss from operations	(5,353)	(12,299)
Other income (expense):
Interest income	179	170
Interest expense	(4)	(128)
Total other income, net	175	42
Net loss	$(5,178)	$(12,257)
Net loss per common share – basic and diluted	$(1.08)	$(4.95)
Weighted average common shares outstanding – basic and diluted	4,807,494	2,475,156

(*) The number of shares and per share amounts have been retroactively adjusted to reflect the one-for-thirty (1-for-30) reverse stock split, which was effective on April 23, 2026. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share amounts)

For the three months ended March 31, 2026 and 2025:
	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2024	2,060,636	$2	$359,361	$(341,864)	$17,499
Stock-based compensation	—	—	1,338	—	1,338
Net loss	—	—	—	(12,257)	(12,257)
Balance, March 31, 2025	2,060,636	$2	$360,699	$(354,121)	$6,580

Balance, December 31, 2025	3,220,707	$3	$394,895	$(368,466)	$26,432
Issuance of common stock from ATM offering, net of sales agent commissions and fees	34,652	—	306	—	306
Stock-based compensation	—	—	48	—	48
Net loss	—	—	—	(5,178)	(5,178)
Balance, March 31, 2026	3,255,359	$3	$395,249	$(373,644)	$21,608

(*) The number of shares have been retroactively adjusted to reflect the one-for-thirty (1-for-30) reverse stock split, which was effective on April 23, 2026. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(5,178)	$(12,257)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	566	101
Stock-based compensation	48	1,338
Decrease in the carrying amount of right-of-use-assets	363	781
(Gain) on lease termination	(10)	—
Amortization of debt issuance costs	—	9
Accretion of final payment on term loans	—	32
Changes in operating assets and liabilities:
Accounts receivable	195	945
Prepaid expenses and other current assets	(880)	(1,078)
Deposits	62	16
Other payable	314	535
Accounts payable	(622)	961
Accrued expenses	(112)	1,322
Research and development contract liability	(5,335)	(85)
Operating lease liability	(353)	(792)
Net cash used in operating activities	(10,942)	(8,172)
Cash flows from investing activities
Purchases of property and equipment	(121)	(150)
Net cash used in investing activities	(121)	(150)
Cash flows from financing activities
Proceeds from ATM offering, net of sales agent commissions and fees	306	—
Repayment of term loans	—	(1,000)
Net cash provided by (used in) financing activities	306	(1,000)
Net decrease in cash, cash equivalents, and restricted cash	(10,757)	(9,322)
Cash, cash equivalents, and restricted cash at beginning of period	27,290	22,611
Cash, cash equivalents, and restricted cash at end of period	$16,533	$13,289
Supplemental disclosures of non-cash investing and financing activities:
Cash paid for interest	$—	$90

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Basis of Presentation

Cue Biopharma, Inc. (the "Company") is a clinical-stage therapeutics company focused on advancing a portfolio of potentially transformative therapies aimed at enabling functional cures across immunological disorders. Its lead asset, CUE-221, is a novel anti-IgE antibody with a dual-mechanism of action currently in Phase 2 development for allergic diseases. In addition, the Company developed the Immuno-STAT® platform which selectively targets disease-specific T cells in vivo without broad immune modulation. The Company’s lead autoimmune candidate, CUE-401, is advancing towards Phase 1 development and was designed to regulate inflammation and drive Treg-mediated tolerance.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company is in the clinical development and preclinical research and development stages and has incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2026, the Company had cash and cash equivalents of $16.4 million. In May 2026, the Company received $27.6 million in net proceeds from a private placement of pre-funded warrants and common stock warrants to purchase shares of its common stock. For further information regarding this transaction, please refer to Note 14, Subsequent Events.

The future viability of the Company is dependent on its ability to raise additional capital to finance its operations and fund research and development costs in order to seek approval for commercialization of its drug product candidates.

The Company continues to explore raising additional capital through a combination of equity offerings, collaborations, and other strategic alliances, and, depending on the availability and level of additional financings, potential cash expenditure reduction, but there is no guarantee that the Company will be successful in these mitigation efforts. The Company’s failure to access additional capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop and commercialize the Company’s drug product candidates in order to generate future revenue streams. The Company’s accumulated deficit, history of losses, negative cash flows from operations, future expected losses and uncertain future capital resources, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these financial statements.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 16, 2026.

Interim results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, or any future periods.

Reverse Stock Split

The Company held its 2026 annual meeting of stockholders on April 13, 2026, where the Company’s stockholders approved a reverse stock split at a ratio within a range of 1-for-30 and 1-for-50 and granted the Company’s board of directors (the "Board") the discretion to determine the timing and ratio of the split within such range. On April 13, 2026, the Board determined to effect the reverse stock split of the common stock at a 1-for-30 ratio (the "Reverse Split”) and approved the filing of a charter amendment to the Company's Certificate of Incorporation to effect the Reverse Split.

On April 22, 2026, the Company filed the charter amendment with the Delaware Secretary of State to effect the Reverse Split, effective at 5:00 P.M. Eastern Time on April 23, 2026 (the "Effective Time”). At the Effective Time, every 30 shares of issued and outstanding common stock automatically combined into one issued share of common stock, with no change in par value. No fractional shares were issued as a result of the Reverse Split. Stockholders of record who would otherwise hold fractional shares of the Company's common stock as a result of the Reverse Split were entitled to receive a cash payment (without interest and subject to applicable withholding taxes) in lieu of such fractional shares. The Reverse Split did not modify any voting rights or other terms of the common stock. The Company’s common stock began trading on a Reverse Split-adjusted basis on The Nasdaq Capital Market on April 24, 2026.

Unless otherwise indicated, all issued and outstanding share and per share amounts contained in the accompanying condensed consolidated financial statements have been adjusted to reflect the Reverse Split for all prior periods presented. Proportionate adjustments for the Reverse Split were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans, and the number of shares underlying outstanding equity awards, as applicable. In connection with such proportionate adjustments, the number of shares of common stock issuable upon exercise of outstanding stock options and warrants was rounded down to the nearest whole share, and the exercise prices of outstanding stock options and warrants were rounded up to the nearest cent. Because the Reverse Split decreased the number of outstanding shares of the Company's common stock by a ratio of 1-for-30 but did not effect a decrease to the number of authorized shares of the Company's common stock, the Reverse Split resulted in a relative increase in the number of authorized and unissued shares of the Company's common stock.

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

During the three months ended March 31, 2026, the Company sold 34,652 shares of common stock under the ATM Sales Agreement for proceeds of $0.3 million, net of commissions paid, but excluding transaction expenses. The Company did not sell any shares of common stock during the three months ended March 31, 2025 under the ATM Sales Agreement. As of March 31, 2026, the Company had sold an aggregate of 450,866 shares of common stock under the ATM Sales Agreement for proceeds of $43.2 million, net of commissions paid, but excluding transaction expenses, since its inception.

On September 26, 2024, the Company entered into an underwriting agreement (the “2024 Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters named therein (collectively, the “2024 Underwriters”), relating to an underwritten public offering of (i) 385,480 shares (the “2024 Shares”) of the Company’s common stock and accompanying common stock warrants (the “2024 Common Stock Warrants”) to purchase 96,370 shares of the Company’s common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants (the “2024 Pre-Funded Warrants,” and together with the 2024 Common Stock Warrants, the “2024 Warrants”) to purchase 414,519 shares of the Company’s common stock and accompanying 2024 Common Stock Warrants to purchase 103,630 shares of the Company’s common stock. All of the 2024 Shares and the 2024 Warrants were sold by the Company. Each 2024 Share was offered and sold together with an accompanying 2024 Common Stock Warrant to purchase one-quarter of one share of the Company's common stock at a combined offering price of $15.00, and each 2024 Pre-Funded Warrant was offered and sold together with an accompanying 2024 Common Stock Warrant to purchase one-quarter of one share of the Company's common stock at a combined offering price of $14.97, which is equal to the combined offering price per share of common stock and accompanying 2024 Common Stock Warrant less the $0.03 exercise price of each 2024 Pre-Funded Warrant. The Company received net proceeds from the offering of $10.8 million, after deducting underwriting discounts and commissions and offering expenses of $1.2 million, excluding any proceeds that may be received from exercise of the 2024 Warrants. At March 31, 2026, the weighted average exercise price of the 2024 Warrants was $15.00 and the weighted average contractual life was 3.5 years.

On April 14, 2025, the Company entered into an underwriting agreement (the “April 2025 Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters named therein (collectively, the “April 2025 Underwriters”), relating to an underwritten public offering of (i) 451,026 shares (the “April 2025 Shares”) of the Company’s common stock and accompanying common stock warrants (“April 2025 Common Stock Warrants”) to purchase 112,756 shares of the Company’s common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants (the “April 2025 Pre-Funded Warrants,” and together with the April 2025 Common Stock Warrants, the “April 2025 Warrants”) to purchase 382,307 shares of the Company’s common stock and accompanying April 2025 Common Stock Warrants to purchase 95,576 shares of common stock. All of the April 2025 Shares and April 2025 Warrants were sold by the Company. Each April 2025 Share was offered and sold together with an accompanying April 2025 Common Stock Warrant to purchase one-quarter of one share of the Company’s common stock at a combined offering price of $23.70, and each April 2025 Pre-Funded Warrant was offered and sold together with an accompanying April 2025 Common Stock Warrant to purchase one-quarter of one share of the Company’s common stock at a combined offering price of $23.67, which is equal to the combined offering price per share of common stock and accompanying April 2025 Common

Stock Warrant less the $0.03 exercise price of each April 2025 Pre-Funded Warrant. The April 2025 Underwriters purchased (i) each April 2025 Share and accompanying April 2025 Common Stock Warrant from the Company pursuant to the April 2025 Underwriting Agreement at a combined price of $22.28 and (ii) each April 2025 Pre-Funded Warrant and accompanying April 2025 Common Stock Warrant from the Company pursuant to the April 2025 Underwriting Agreement at a combined price of $22.25. The Company received net proceeds from the offering of $18.0 million, after deducting underwriting discounts and commissions and offering expenses of $0.5 million, excluding any proceeds that may be received from exercise of the April 2025 Warrants. At March 31, 2026, the weighted average exercise price of the April 2025 Warrants was $23.70 and the weighted average contractual life was 4.05 years.

On December 19, 2025, the Company entered into an underwriting agreement (the “December 2025 Underwriting Agreement”) with H.C. Wainwright & Co., LLC, as representative of the several underwriters named therein (collectively, the “December 2025 Underwriters”), relating to an underwritten public offering of (i) 416,666 shares (the “December 2025 Shares”) of the Company's common stock and accompanying common stock warrants (the “December 2025 Common Stock Warrants”) to purchase 208,333 shares of the Company's common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants (the “December 2025 Pre-Funded Warrants” and together with the December 2025 Common Stock Warrants, the “December 2025 Warrants”) to purchase 773,809 shares of the Company's common stock and accompanying December 2025 Common Stock Warrants to purchase 386,904 shares of common stock. All of the December 2025 Shares and December 2025 Warrants were sold by the Company. Each December 2025 Share was offered and sold together with an accompanying December 2025 Common Stock Warrant to purchase one-half of one share of the Company’s common stock at a combined offering price of $8.40, and each December 2025 Pre-Funded Warrant was offered and sold together with an accompanying December 2025 Common Stock Warrant to purchase one-half of one share of the Company’s common stock at a combined offering price of $8.37, which is equal to the combined offering price per share of common stock and accompanying December 2025 Common Stock Warrant less the $0.03 exercise price of each December 2025 Pre-Funded Warrant. The December 2025 Underwriters purchased (i) each December 2025 Share and accompanying December 2025 Common Stock Warrant from the Company pursuant to the December 2025 Underwriting Agreement at a combined price of $7.90 and (ii) each December 2025 Pre-Funded Warrant and accompanying December 2025 Common Stock Warrant from the Company pursuant to the December 2025 Underwriting Agreement at a combined price of $7.87. Under the terms of the December 2025 Underwriting Agreement, the Company also granted the December 2025 Underwriters an option, exercisable for a period of 30 days, to purchase up to an additional 178,571 shares of common stock and/or common stock warrants to purchase up to an additional 89,285 shares of common stock at the applicable public offering price, less underwriting discounts and commissions, which they exercised in full in December 2025. The Company received net proceeds from the offering of $10.2 million, after deducting underwriting discounts and commissions and offering expenses of $0.5 million, excluding any proceeds that may be received from exercise of the December 2025 Common Stock Warrants. At March 31, 2026, the weighted average exercise price of the December 2025 Warrants was $9.00 and the weighted average contractual life was 4.72 years.

The 2022 Warrants, 2024 Warrants, April 2025 Warrants, and December 2025 Warrants are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the 2024 Pre-Funded Warrants, April 2025 Pre-Funded Warrants and December 2025 Pre-Funded Warrants do not provide any guarantee of value or return, and do not have an expiration date. The 2022 Warrants, 2024 Warrants, April 2025 Warrants, and December 2025 Warrants met the permanent equity criteria classification, and have been classified as a component of permanent equity in the Company's condensed consolidated financial statements.

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

Marketable Securities

Marketable securities consist of investments with original maturities greater than ninety days and less than one year from the date of the Company's condensed consolidated balance sheets. The Company classifies all of its investments as available-for-sale securities. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are recognized and determined on a specific identification basis and are included in comprehensive loss. Realized gains and losses are determined on a specific identification basis and are included in other income on the condensed consolidated statements of operations. Amortization and accretion of discounts and premiums is recorded in interest income. The Company did not have any marketable securities as of March 31, 2026 and December 31, 2025.

Restricted Cash

The Company had $0.2 million in restricted cash deposited with a separate commercial bank to collateralize Company credit cards as of March 31, 2026 and December 31, 2025.

Equity Method Accounting

The Company applies the equity method of accounting for investments when it has significant influence, but no controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in joint steering committees and material intercompany transactions. Upon investment, the Company evaluates any basis difference between the carrying value and fair value of the Company's proportionate share of the investee's net assets. Basis differences relating to in-process research and development (IPR&D) are expensed when the investee is not considered a business as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, due to substantially all of the estimated fair value of the gross assets being concentrated in a group of similar IPR&D assets with no alternative future use. For the year ended December 31, 2025, the Company recognized $3.9 million in research and development expenses, for these basis adjustments related to IPR&D and reduced the equity method investment’s carrying value to zero, as the Company's proportionate share of the basis difference exceeded the carrying value. See Note 5 for further discussion.

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

The Company recognizes depreciation and amortization expense in general and administrative expenses and in research and development expenses in the Company’s condensed consolidated statements of operations, depending on how each category of property and equipment is utilized in the Company’s business activities.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date. For each of the three months ended March 31, 2026 and 2025, the Company recorded approximately $3,000 in amortization expense on a straight-line basis.

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the condensed consolidated statements of operations.

Revenue Recognition

The Company recognizes collaboration revenue under certain of the Company’s license and collaboration agreements that are within the scope of ASC, Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s contracts with customers typically include promises related to licenses to intellectual property and research and development services. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. Accordingly, the transaction price is generally comprised of a fixed fee due at contract inception and variable consideration in the form of milestone payments due upon the achievement of specified events and tiered royalties earned when customers recognize net sales of licensed products. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes the “expected value method” to estimate the amount of variable consideration, to predict the amount of consideration to which it will be entitled for its one open contract. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of each arrangement that includes development and regulatory milestone payments, the Company evaluates whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the expected value method.

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

Patent Expenses

The Company is the exclusive licensee of, and has patent applications pending for, numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable drug product candidates based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal fees, filing fees and other costs are charged to general and administrative expense as incurred.

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

Leases

The Company accounts for leases under ASC Topic 842, Leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability for most lease arrangements on the Company's condensed consolidated balance sheets. Under the standard, disclosure of key information about leasing arrangements to assist users of the financial statements with assessing the amount, timing and uncertainty of cash flows arising from leases are required.

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

The Company recognizes the fair value of stock-based compensation in general and administrative expenses and in research and development expenses in the Company’s condensed consolidated statements of operations, depending on the type of services provided by the recipient of the equity award.

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

The Company computes EPS in accordance with ASC Topic 260, Earnings Per Share ("ASC 260"). Per ASC 260-10-45-13, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic EPS. The FASB proposed that warrants or options exercisable for little to no cost (sometimes referred to as “penny warrants”) be included in the denominator of basic EPS (and therefore diluted EPS) once there were no further vesting conditions or contingencies associated with them. The Company included 1,570,636 and 414,519 pre-funded warrants in the denominator of basic EPS at March 31, 2026 and March 31, 2025, respectively.

At March 31, 2026 and 2025, the Company excluded the securities summarized below, which entitled the holders thereof to acquire shares of common stock, from its calculation of EPS, as their effect would have been anti-dilutive.

	March 31,
	2026	2025
Common stock warrants*	1,397,920	505,063
Common stock options*	316,012	622,494
Total*	1,713,932	1,127,557

(*) Retroactively adjusted to reflect the one-for-thirty (1-for-30) reverse stock split, which was effective on April 23, 2026. See Note 2.

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

Recent Accounting Pronouncements Not Yet Adopted

ASU 2024-03 - Disaggregation of Income Statement Expense

In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, Disaggregation of Income Statement Expense ("ASU 2024-03"). The guidance in ASU 2024-03 requires additional disclosures about specific types of expenses included in the expense captions presented on the face of income statements as well as disclosures about selling expenses. The standard applies prospectively with the option to apply the standard retrospectively and is effective for calendar year-end public business entities in the 2027 annual period and in 2028 for interim periods with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 may have on its condensed consolidated financial statements.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2026
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$15,858	$—	$—	$15,858
Total	$15,858	$—	$—	$15,858

	Fair Value Measurements as of December 31, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$26,614	$—	$—	$26,614
Total	$26,614	$—	$—	$26,614

As of March 31, 2026, the Company had $15.9 million in cash equivalents, and did not hold any marketable securities. The Company measures the cash equivalents that are invested in money market funds using Level 1 inputs for identical securities. As of December 31, 2025, the Company had $26.6 million in cash equivalents, and did not hold any marketable securities. For each of the three months ended March 31, 2026 and March 31, 2025, there were no transfers between Levels 1, 2 or 3.

4.
Property and Equipment, Net

Property and equipment, net as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Laboratory equipment	$3,511	$3,511
Furniture and fixtures	68	68
Computer equipment	328	207
Leasehold improvements	118	118
Total property and equipment	4,025	3,904
Less: accumulated depreciation	(3,737)	(3,663)
Property and equipment, net	$288	$241

Depreciation expense for the three months ended March 31, 2026 and 2025 was included in the condensed consolidated statements of operations as follows, and excludes trademark amortization of $3,000 for each of the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
General and administrative	$5	$4
Research and development	69	93
Depreciation total	$74	$97

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

As of the transaction date, the carrying value of the investment in IMSCP was $3.9 million, comprised of $2.9 million from common shares and $1.0 million from the warrants. The value of the warrants was included in the investment under equity method accounting as they are considered in-substance common stock. The contingent issuable warrants are accounted for as a derivative instrument and were prescribed no value at the inception of the IMSCP Collaboration and License Agreement and at December 31, 2025 as the probability of issuance was remote. There was no change in value from inception to March 31, 2026, and the inputs used to determine the fair value of the contingent issuable warrants are a Level 3 fair value measurement.

The Company has determined that its investment in IMSCP is an equity security, whereby such investment does not give the Company a controlling financial interest over the investee. Further, the Company assessed the accounting for its investment in IMSCP in accordance with ASC Topic 810-10, Consolidation—Overall. After determining that no scope exception applies under the guidance of ASC 810-10-15-12 and ASC 810-10-15-17, the Company concluded that it has a variable interest in IMSCP through its investment in IMSCP common stock. The Company concluded that IMSCP is a VIE in accordance with ASC 810-10-15-14(a) and is subject to potential consolidation under the VIE model. However, all activities that most significantly impact IMSCP and its subsidiary’s economic performance are directed by the IMSCP board and the board approves decisions by a simple majority. Based on the board composition, the Company determined that no one party has control over the IMSCP board and power is not shared because the activities that most significantly affect IMSCP and its subsidiary’s economic performance do not require the consent of all of the parties. Rather, all decisions are made by a simple majority vote of the IMSCP board. Therefore, while the Company has the ability to appoint one director of IMSCP, because that director represents a minority position of the IMSCP board, the Company cannot unilaterally direct any of the activities that most significantly impact IMSCP and its subsidiary’s economic performance. Accordingly, the Company does not hold a controlling financial interest in IMSCP. Because both criteria (a) and (b) above have to be met for the application of the guidance in ASC 810-10-25-38A and criteria (a) has not been met, the Company concluded that it should not consolidate IMSCP under the VIE model.

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

At the transaction date, a basis difference was identified between the carrying value of the Company’s investment in IMSCP and the fair value of the Company’s proportionate share of IMSCP’s underlying net assets. The Company concluded that substantially all of the consideration transferred was attributable to in-process research and development activities. IMSCP was not deemed a business as defined in ASC 805 – Business Combinations, therefore the Company immediately expensed the basis difference attributable to the in-process research and development which has no alternative future use. The Company’s proportionate share of the basis difference exceeded its carrying value of the equity method investment in IMSCP and the equity investment balance was reduced to zero on the transaction date. Since the Company has no obligation to provide financing support to IMSCP, the Company is not required to record further losses exceeding the carrying value of the investment. For the year ended December 31, 2025, the Company recognized $3.9 million in research and development expenses related to the basis difference in the Company’s condensed consolidated statements of operations. The carrying value of the Company's investment in IMSCP was zero as of March 31, 2026.

6. Loan with First Citizens Bank (formerly with Silicon Valley Bank)

On February 15, 2022 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a division of First Citizens Bank & Trust Company, as lender (“SVB”). The Loan Agreement was amended in April 2023 and October 2024. The Company drew $10,000,000 in term loans under the Loan Agreement (the "Term Loans") on the Closing Date. All outstanding principal and accrued and unpaid interest under the Term Loans and all other outstanding obligations with respect to the Term Loans were due and payable in full on December 1, 2025. As of March 31, 2026, the Term Loans were fully paid off and there was no remaining balance related to the Term Loans.

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

The Company was permitted to prepay the Term Loans in full with payment of a 1.00% prepayment premium. Upon repayment in full of the Term Loans, the Company was required to pay a one-time final payment fee equal to 5.00% of the original principal amount of any funded Term Loans being repaid. This one-time final payment fee is recorded to interest expense using the effective interest method over the period of the Term Loans in the condensed consolidated statements of operations.

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

During the three months ended March 31, 2025, the Company recognized interest expense related to the Term Loans of $0.1 million. For the three months ended March 31, 2025, the Company recognized interest expense related to accretion of the final repayment of less than $0.1 million.

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the condensed consolidated statements of operations.

The Company incurred $142,000 in debt issuance costs related to the Loan Agreement at its onset. For the three months ended March 31, 2025, the Company recorded $9,000 in amortization of debt issuance costs to interest expense in the condensed consolidated statements of operations. The Company did not record any amortization of debt issuance costs for the three months ended March 31, 2026.

7.
Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
(In thousands)	2026	2025
Employee and board compensation	$747	$783
Contract research services	181	286
Contract manufacturing services	177	290
Professional services	394	252
Total	$1,499	$1,611

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. Payments made upon achievement of milestones are nonrefundable and are not creditable against any other payment due to Einstein. At March 31, 2026, the Company had made aggregate payments totaling $3.09 million since inception with respect to achievement of these milestones.
•
Incur minimum product development costs until the first commercial sale of the first Einstein Licensed Product.

The Einstein License requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein.

The Einstein License expires upon the expiration of the Company’s last obligation to make royalty payments to Einstein which may be due with respect to certain Einstein Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if the Company fails to meet its obligations thereunder. The Company was in compliance with its obligations under the Einstein License at March 31, 2026 and December 31, 2025.

Pursuant to the Einstein License, the Company issued to Einstein 22,385 shares of the Company’s common stock in connection with the consummation of the initial public offering of its common stock on December 27, 2017.

The Company accounts for license fees incurred in connection with the Einstein License in accordance with ASC Topic 730, Research and Development. Please refer to Note 11 Collaboration Revenue.

9.
Stock-Based Compensation

Stock Option Valuation

For stock options requiring an assessment of value during the three months ended March 31, 2026 and 2025, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

March 31, 2026
Risk-free interest rate	3.92% - 3.98%
Expected dividend yield	0%
Expected volatility	88.60% - 89.63%
Expected life	5.50 to 6.25 years

March 31, 2025
Risk-free interest rate	4.05% - 4.46%
Expected dividend yield	0%
Expected volatility	86.46% - 87.69%
Expected life	5.50 to 6.25 years

A summary of stock option activity for the three months ended March 31, 2026 is as follows:

	Number of Shares*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2025	424,910	$116.68	6.79
Granted	6,960	10.10	—
Exercised	—	—	—
Forfeited	(113,196)	28.65	—
Expired	(2,662)	151.41	—
Stock options outstanding at March 31, 2026	316,012	145.57	5.06
Stock options exercisable at March 31, 2026	264,067	$167.61	4.32

(*) Retroactively adjusted to reflect the one-for-thirty (1-for-30) reverse stock split, which was effective on April 23, 2026. See Note 2.

The aggregate intrinsic value of exercisable but unexercised in-the-money stock options at March 31, 2026 was zero based on a weighted average exercise price of $167.61 per share. The aggregate intrinsic value of options is calculated as the difference of the market close price of $6.90 on March 31, 2026, and the weighted average exercise price of $167.61, with a weighted average remaining contractual term of 4.32 years.

Stock-based Compensation

Stock-based compensation for the three months ended March 31, 2026 and 2025 was included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
General and administrative	$19	$695
Research and development	29	643
Total stock-based compensation	$48	$1,338

As of March 31, 2026, total unrecognized stock-based compensation expense was $1.1 million, which is expected to be recognized as an operating expense in the Company’s condensed consolidated statements of operations over the weighted average remaining period of 3.23 years.

During the three months ended March 31, 2026 and 2025, the Company granted stock options to purchase 7.0 thousand shares of common stock with a weighted average grant date fair value of $10.10 per share and stock options to purchase 63.0 thousand shares of common stock with a weighted average grant date fair value of $29.70 per share, respectively.

10.
Warrants

Information with respect to the Company's outstanding warrants is as follows:

	Warrants Issued November 2022	Warrants Issued September 2024	Warrants Issued April 2025	Warrants Issued December 2025
Outstanding common stock warrants at March 31, 2026*	306,280	198,783	208,333	684,523
Outstanding pre-funded warrants at March 31, 2026*	—	414,519	382,307	773,809
Weighted average exercise price of common stock warrants at March 31, 2026*	$117.90	$15.00	$23.70	$9.00
Weighted average exercise price of pre-funded warrants at March 31, 2026*	$—	$0.030	$0.030	$0.030
Weighted average contract remaining life (in years) at March 31, 2026	1.62	3.50	4.05	4.72

(*) Retroactively adjusted to reflect the one-for-thirty (1-for-30) reverse stock split, which was effective on April 23, 2026. See Note 2.

23

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

The terms of the Company’s arrangements with customers typically include the payment of one or more of the following: (i) non-refundable, up-front payment, and pass through costs related to research activities, (ii) development, regulatory and commercial milestone payments, (iii) future options and (iv) royalties on net sales of licensed products. Accordingly, the transaction price is generally comprised of a fixed fee due at contract inception and variable consideration in the form of pass-through costs and milestone payments due upon the achievement of specified events and tiered royalties earned when customers recognize net sales of licensed products. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes the “expected value method” to estimate the amount of variable consideration, to predict the amount of consideration to which it will be entitled for its one open contract. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Milestone payments that are not within the control of the Company or the licensee, such as those dependent upon receipt of regulatory approval, are not considered to be probable of achievement until the triggering event occurs. At the end of each reporting period, the Company reevaluates the probability of achievement of each milestone and any related constraint, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

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

Collaboration revenue for the three months ended March 31, 2026 and 2025 was as follows:

	March 31,
(In thousands)	2026	2025
Revenue recognized over time	$5,686	$421
Total collaboration revenue	$5,686	$421

Collaboration Agreement with LG Chem

On November 6, 2018, the Company entered into a Collaboration, License and Option Agreement (as amended from time to time, the “LG Chem Collaboration Agreement”) with LG Chem Ltd. (“LG Chem”) related to the development of the Company’s CUE-101 and CUE-102 Immuno-STATs focused in the field of oncology. Pursuant to the LG Chem Collaboration Agreement, the Company granted LG Chem an exclusive license to develop, manufacture and commercialize CUE-101, as well as CUE-102 Immuno-STATs that target T cells against two additional cancer antigens, in Australia and certain Asian countries (collectively, the “LG Chem Territory”).

On March 11, 2025 the Company and LG Chem entered into the Ninth Amendment to the LG Chem Collaboration Agreement. As of the date of the amendment, the Company regained its rights to the CUE-101 program which had been licensed to LG Chem, and LG Chem terminated all of its rights to the same program. Pursuant to the Ninth Amendment, the Company agreed to make future payments to LG Chem, if and when, one or more potential scenarios related to the CUE-101 program occur up to a predetermined aggregate amount. LG Chem continues to maintain its interest and rights in the CUE-102 program, targeting Wilms’ tumor 1 protein (“WT1”) expressing cancers, pursuant to the LG Chem Collaboration Agreement.

For the three months ended March 31, 2026 and 2025, the Company did not recognize any revenue related to the LG Chem Collaboration Agreement. The Company did not record short or long-term research and development liabilities on its condensed consolidated balance sheets dated March 31, 2026 and December 31, 2025, as the performance obligation was met and completed. Research and development cost sharing provisions under the agreement expired on March 31, 2022, and thereafter, the Company recognized revenue on intellectual patent filing passthrough costs in the LG Chem Territory.

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

As of March 31, 2026, both Ono and the Company have satisfied all of their performance obligations and made all outstanding payments required under the agreement. For the three months ended March 31, 2026 and 2025, the Company recognized revenue of zero and $0.4 million, respectively, related to the Ono Collaboration and Option Agreement. The Company did not record short or long-term research and development liabilities on its condensed consolidated balance sheets dated March 31, 2026 and December 31, 2025, as the performance obligation has been met and completed.

BI Collaboration and License Agreement

On April 10, 2025, the Company entered into the BI Collaboration and License Agreement to research, develop and commercialize differentiated B cell depletion molecules, including CUE-501.

Under the terms of the BI Collaboration and License Agreement, the Company and BI will conduct collaborative research focused on CUE-501 during a four-year period or, if earlier, the completion of activities under the research plan (the “BI Research Term"). In addition to, or instead of, CUE-501, BI may elect, at its sole discretion, to include additional or alternative compounds targeted at B cell depletion. BI will have an exclusive, royalty-bearing, worldwide, sublicensable license, under the Company's applicable patents and know-how, to develop, manufacture and commercialize such compounds and their derivatives (the "BI Licensed Products") for all uses, and BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of BI Licensed Products at its expense. During the BI Research Term, the Company is prohibited from developing or commercializing any molecule for applications in B cell depletion.

Pursuant to the terms of the BI Collaboration and License Agreement, the Company received an upfront payment of $10.1 million in cash in the second quarter of 2025, which is net of $1.9 million of German withholding taxes that the Company expects to be refunded in 2026. The withholding has been recorded as a foreign withholding tax receivable at March 31, 2026 and December 31, 2025 on the Company's condensed consolidated balance sheets. The Company will also be eligible to receive up to an aggregate of approximately $345.0 million in success-based research, development and commercial milestone payments, beginning with two preclinical development milestones, as well as royalty payments on net sales. The royalty payments will be subject to reduction due to patent expiration, payments made under certain licenses for third-party intellectual property and generic competition. BI has agreed to reimburse the Company for agreed upon costs incurred in conducting research during the BI Research Term, including certain pass through costs from third party contractors and full-time employee salaries.

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

The Company determined that the research activities and the exclusive license granted under the BI Collaboration and License Agreement is considered as a single performance obligation, and therefore, the transaction price was allocated entirely to the single performance obligation. The Company recognizes revenue related to the single performance obligation over time as the underlying services are performed and/or external costs are incurred during the research term. The Company has constrained the variable consideration associated with the future research, development and commercial milestones and royalty payments and excluded them from the transaction price.

For the three months ended March 31, 2026, the Company recognized revenue of $5.7 million related to the BI Collaboration and License Agreement. The Company recorded accounts receivable of $0.4 million and $0.5 million on its condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. The Company did not record short or long-term research and development liabilities on its condensed consolidated balance sheets dated March 31, 2026, as the research term is substantially completed. The Company recorded short-term research and development liabilities of $5.3 million on its condensed consolidated balance sheets as of December 31, 2025.

On April 1, 2026, the Company received notice from BI that BI had approved selection of its first compound for lead optimization under the BI Collaboration and License Agreement. This preclinical milestone event triggered a $7.5 million payment to the Company, which was received in May 2026.

The Company considered the capitalization of contract costs under the guidance in ASC Topic 340-40, Other Assets and Deferred Costs: Contracts with Customers, as it relates to the BI Collaboration and License Agreement. The Company capitalized license expenses of approximately $1.1 million, paid to Einstein pursuant to the Einstein License which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. As of December 31, 2025, $0.5 million was included in prepaid expenses and other short-term assets related to the BI Collaboration and License Agreement. This amount is comprised of approximately $1.1 million of capitalized license expenses related to the up-front payment received from BI in May 2025, net of accumulated amortization of approximately $0.6 million. As of March 31, 2026, the capitalized license expenses were fully amortized as the performance obligation had been met and was completed. The Company also accrued $0.2 million to be paid when the German withholding tax refund is received in other current payable on its condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025.

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

For the three months ended March 31, 2026, the Company did not recognize any revenue related to the IMSCP Collaboration and License Agreement. The Company recorded accounts receivable from IMSCP of $5.0 million on its condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025.

The Einstein License requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. The Company incurred $1.5 million of license expense during the year ended December 31, 2025 upon entering the IMSCP Collaboration and License Agreement, of which $1.0 million was paid in the first quarter of 2026.

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

The Company pays $0.1 million in annual maintenance license fees to Einstein, which are amortized equally throughout the year. The Company incurred less than $0.1 million in annual maintenance fees for each of the three months ended March 31, 2026 and 2025.

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

See discussion of the IMSCP Collaboration and License Agreement in Note 11.

Contingencies

The Company accrues contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in the Company’s condensed consolidated financial statements.

The Company may be subject to various legal proceedings from time to time as part of its business. As of March 31, 2026, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

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

The License and the 40G Additional Laboratory Lease have been modified at various times from inception through 2024.

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

On January 10, 2026, the Company entered into the Third Amendment to the License with the Licensor. Pursuant to the Third Amendment, effective January 10, 2026, the Company terminated the 40G Additional Laboratory Lease. As a result, the Company derecognized the corresponding right-of-use asset of $0.4 million and lease liability of $0.4 million, with the difference of $9,842 recognized as a gain in the condensed consolidated statement of operations. In addition, the Licensor agreed to provide the Company a partial credit of $59,379 for the security deposit the Company had paid, to be applied in four equal monthly installments. Under the Third Amendment, the Company will continue to have access to the shared laboratory spaces and will recognize the associated fees as incurred.

For each of the three months ended March 31, 2026 and 2025, the Company recorded $0.1 million in interest expense to the lease liability.

At March 31, 2026, operating lease right-of-use assets totaled $3.3 million. Corresponding operating lease liabilities totaled $3.4 million, of which $1.6 million were recorded in current liabilities, and $1.9 million were recorded in long-term liabilities on the Company’s condensed consolidated balance sheets.

As of both March 31, 2026 and December 31, 2025, security deposits of $0.6 million related to the 40G Additional Laboratory Lease were included in deposits on the Company’s condensed consolidated balance sheets.

Future minimum lease payments under these leases at March 31, 2026 are as follows:

(in thousands)
2026 (remaining 9 months)	$1,369
2027	1,884
2028	559
Total lease payments	3,812
Less: imputed interest	(372)
Present value of lease payments	$3,440

Rent expense of $0.5 million and $0.9 million was included in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (years)	2.05	2.12
Weighted average discount rate	9.75%	9.77%

14.
Subsequent Events

BI Collaboration and License Agreement Milestone

On April 1, 2026, the Company received notice from BI that a milestone event was achieved under the BI Collaboration and License Agreement, which triggered a $7.5 million payment to the Company that was received in May 2026. See Note 11.

Reverse Stock Split

See a discussion of the Reverse Split in Note 2.

2026 Inducement Stock Incentive Plan

On April 27, 2026, the Board adopted the Company’s 2026 Inducement Stock Incentive Plan, pursuant to which the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, and performance awards with respect to an aggregate of 3,000,000 shares of common stock. Awards under the Inducement Plan may only be granted to new employees who were not previously an employee or director of the Company or are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to the individual’s entering into employment with the Company in accordance with the requirements of Nasdaq Listing Rule 5635(c)(4).

President and Chief Executive Officer Appointment and Resignation

On April 27, 2026, the Board appointed Dr. Shao-Lee Lin as the Company’s President and Chief Executive Officer and as a member of the Board, effective as of her commencement of employment with the Company, which began on April 30, 2026. In connection with her appointment as President and Chief Executive Officer, Dr. Lin will serve as the Company’s principal executive officer and interim principal financial and accounting officer. Dr. Lin succeeded Lucinda Warren whose resignation as Interim President and Chief Executive Officer was effective as of April 30, 2026, and whose resignation from all other roles and employment with the Company became effective on May 4, 2026 (the "Separation Date").

Separation Agreement with Ms. Warren

In connection with Ms. Warren’s resignation from the Company, the Company provided Ms. Warren with a separation and release of claims agreement (the "Warren Separation Agreement"), in which Ms. Warren is entitled to the following benefits (the “Severance Benefits”): (i) a lump sum cash severance payment of $474,010.27, less all applicable taxes and withholdings; (ii) continued payment by the Company of the full premiums for such coverage commencing on the Separation Date and continuing until the earlier of (a) three months following the Separation Date, (b) the date Ms. Warren obtains new employment that offers health and/or dental insurance that is reasonably comparable to that offered by the Company and (c) the date COBRA continuation coverage would otherwise terminate in accordance with the provisions of COBRA; and (iii) (a) full vesting, as of the Separation Date, of 100% of her stock options, stock appreciation rights, restricted stock units and restricted shares, in each case that are issued and outstanding under a Company equity incentive compensation plan and that vest based solely on the passage of time the (“Equity Awards”), and (b) for any Equity Awards that are exercisable as of the Separation Date, an extension of exercisability such that all such Equity Awards shall remain exercisable (if exercisable) until the earlier of (x) one year from the Separation Date, and (y) the latest date on which those Equity Awards expire or are eligible to be exercised under the applicable award agreements. The Warren Separation Agreement includes a requirement that Ms. Warren, for a period of six months following the Separation Date, provide the Company with reasonable transition-related assistance pertaining to the Company’s partnerships as may be requested from time to time, for which she will not be entitled to any additional compensation outside of the Severance Benefits. In addition to her final wages through the Separation Date, Ms. Warren will receive in the Company’s next regular payroll cycle following the Separation Date a lump sum payment of $110,000, less all applicable taxes and withholdings, which amount constitutes the additional supplemental payments that she would have received had she continued in the role of Interim President and Chief Executive Officer until the 12-month anniversary of the effective date of her employment in such role pursuant to her Amended and Restated Executive Employment Agreement with the Corporation. The separation and release of claims agreement also provides for, among other things, a release of claims in favor of the Company as well as non-disclosure and non-competition obligations applicable to Ms. Warren.

Ascendant Health Sciences Ltd. License Transaction

On April 30, 2026, the Company entered into a License Agreement (the “License Agreement”) with Ascendant Health Sciences Ltd., a Cayman Limited Company (the “Licensor” or “Ascendant”). Pursuant to the License Agreement and subject to certain rights retained by the Licensor, the Licensor granted the Company: (1) the exclusive and sublicensable rights to develop, manufacture, commercialize and otherwise exploit the Licensor’s anti-IgE monoclonal antibody known as Ascendant-221, which was formerly known as UB-221 (together with certain related molecules, the “Licensed Molecules”) and products containing a Licensed Molecule (collectively, the “Licensed Products”) throughout the world (except the mainland of China, Hong Kong, Macau and Taiwan (together, the “Ascendant Territory”)) (such territory of the Company, the “Cue Territory”) for any and all uses; and (2) the non-exclusive and sublicensable rights to manufacture the Licensed Molecules and Licensed Products in the Ascendant Territory solely for the purposes of developing and commercializing the Licensed Molecules and Licensed Products in the Cue Territory. As consideration for the rights granted to the Company by the Licensor, the Company will pay the Licensor $15.0 million as the upfront payment, up to an aggregate of $676.5 million in additional potential milestone payments, and tiered royalty payments (at percentages ranging from high single-digit to low double-digit) on future net sales of Licensed Products. The additional milestone payments include $5.0 million upon the completion of manufacturing technology transfer, $6.5 million upon the completion of data and know-how transfer, up to $205.0 million upon the achievement of specified development and regulatory milestone events, including upon receipt of threshold data from a specified Phase 2 clinical trial, and up to $460.0 million upon the achievement of specified commercial milestone events. In the event the Company grants a sublicense of its rights under the License Agreement within the first 18 months after the effective date of the License Agreement, certain sublicensing revenues received by the Company will be shared with Licensor at specified percentages between 20% and 40% for a period of up to 18 months after the effective date. In addition, in the event of a specified change of control transaction with respect to the Company within the first 18 months after the effective date of the License Agreement, certain milestone payments will accelerate, in an amount up to $215.0 million.

Under the License Agreement, royalty payments will be payable on a product-by-product and country-by-country basis outside of the Ascendant Territory during the period commencing on the first commercial sale and continuing until the later of: (a) the 10-year anniversary of the date of such first commercial sale; (b) the expiration of the relevant patent claims; and (c) the expiration of the relevant regulatory exclusivity. Subject to a certain floor, the Company’s royalty payments will be reduced by specified percentages for patent expiration, biosimilar entry, payments for third party intellectual property, compulsory sublicenses or drug pricing programs. The Company’s royalty payments are also subject to reduction in connection with royalty rates owed to an upstream academic licensor.

In connection with the execution of the License Agreement, on April 30, 2026, the Company and the Licensor also entered into a securities purchase agreement (the “Purchase Agreement”), pursuant to which the Company agreed to issue to the Licensor at an initial closing (the “Initial Closing”) pre-funded warrants (the “Initial Closing Pre-Funded Warrants”) to purchase up to 551,724 shares of common stock of the Company, as partial consideration for the license and rights granted under the License Agreement. The exercise price of the Initial Closing Pre-Funded Warrants is $0.001 per share. The Initial Closing occurred on May 4, 2026. Pursuant to the terms of the Purchase Agreement, and subject to and contingent upon the achievement of specified clinical and financial milestones (the “Top-Up Milestones”), the Company has agreed to issue to the Licensor at a second closing (the “Top-Up Closing”) additional shares of common stock (the “Top-Up Shares”) such that, when combined with the shares of common stock issuable upon exercise of the Initial Closing Pre-Funded Warrants (the "Initial Closing Pre-Funded Warrant Shares"), the Licensor will beneficially own a number of shares of common stock (directly or indirectly) equal to no less than 7.5% of the Outstanding Capital Stock (as defined in the Purchase Agreement) immediately following achievement of the final Top-Up Milestone; provided that the aggregate value of all such securities issued to the Licensor under the Purchase Agreement (determined by multiplying (x) the sum of the Top-Up Shares and the Licensor Warrant Shares (as defined below) by (y) the closing price of the common stock on the Nasdaq Stock Market on the date of achievement of the final Top-Up Milestone) will be no less than $15.0 million (subject to certain limitations and conditions in the event such issuance would require approval of the Company’s stockholders in accordance with applicable Nasdaq rules).

In connection with the Initial Closing, the Company and the Licensor entered into an investor agreement (the “Investor Agreement”) providing for lock-up and standstill restrictions and a voting agreement with respect to the Licensor Securities and the Licensor Warrant Shares (collectively, the “Subject Securities”).

Private Placement

On April 30, 2026, the Company entered into a securities purchase agreement with accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to Investors in a private placement (the “Offering”) pre-funded warrants to purchase an aggregate of up to 2,727,272 shares of common stock (the “Pre-Funded Warrants”) and accompanying warrants (the “Warrants”) to purchase an aggregate of up to 1,363,636 shares of common stock (or, in certain circumstances, Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $11.00 per Pre-Funded Warrant and accompanying Warrant (the “Purchase Price”). The exercise price of the Pre-Funded Warrants is $0.001 per share. The exercise price of the Warrants is $11.00 per share. The Investors include the Company’s newly appointed President and Chief Executive Officer, Dr. Shao-Lee Lin. The Offering closed on May 4, 2026. The Company received aggregate net proceeds from the Offering of $27.6 million, after deducting placement agent fees and offering costs. The Pre-Funded Warrants will be cashless exercisable at any time after the Company’s receipt of approval by the Company’s stockholders of the issuance of shares of common stock upon exercise of the Pre-Funded Warrants and Warrants in accordance with Nasdaq Listing Standards (the “Offering Issuance Stockholder Approval”). The Warrants will be exercisable at any time after the Company’s receipt of the Offering Issuance Stockholder Approval and prior to five years after the Offering Closing Date.

Also on April 30, 2026, the Company entered into a registration rights agreement with the Investors, pursuant to which the Company agreed to register for resale the shares of common stock issuable upon exercise of the Pre-Funded Warrants and the Warrants (the “Warrant Shares”). Under the Registration Rights Agreement, the Company has agreed to file a registration statement covering the resale by the Investors of the Warrant Shares any other securities issued or issuable with respect to or in exchange for Warrant Shares (together, the “Registrable Securities”) within 30 days following the closing of the Offering. The Company has agreed to use commercially reasonable efforts to cause such registration statement to be declared effective as soon as reasonably practicable and to keep such registration statement effective until the date the Warrant Shares covered by such registration statement have been sold or cease to be Registrable Securities. The Company has agreed to be responsible for all fees and expenses incurred in connection with the registration of the Registrable Securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cue Biopharma, Inc. and its subsidiary (“Cue Biopharma”, “we”, “us”, “our” or the “Company”) should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 16, 2026, or the 2025 Annual Report.

Overview

We are a clinical-stage therapeutics company focused on advancing a portfolio of potentially transformative therapies aimed at enabling functional cures across immunological disorders. Our lead asset, CUE-221, is a novel humanized anti-IgE monoclonal antibody with a dual-mechanism of action currently in Phase 2 development for allergic diseases. In addition, we developed the Immuno-STAT® platform which selectively targets disease-specific T cells in vivo without broad immune modulation. Our lead autoimmune candidate, CUE-401, is advancing towards Phase 1 development and was designed to regulate inflammation and drive Treg-mediated tolerance.

CUE-221

On April 30, 2026, we entered into an exclusive license agreement with Ascendant Health Sciences Ltd., or Ascendant Health, to develop, manufacture and commercialize CUE-221. IgE-mediated allergic diseases remain an area of significant unmet medical need, as many patients continue to experience persistent symptoms despite available therapies. In addition, approved treatments directly targeting IgE remain limited.

CUE-221, is a humanized anti-IgE IgG1 monoclonal antibody that binds in a differentiated way to IgE leading to a distinct IgE conformation. CUE-221 has a dual mechanism of action; it neutralizes free IgE with picomolar potency and leverages the naturally occurring CD23-mediated IgE downregulation pathway to suppress new IgE synthesis. By targeting key drivers of IgE-mediated disease, CUE-221 is designed to enable deeper and more sustained control of free IgE levels, and therefore of allergic conditions.

Under Ascendant Health, the program completed a Phase 1 single-ascending dose clinical trial. Pre-clinical experiments and results from the Phase 1 clinical trial were published in the Journal of Clinical Investigation in 2022. In a Phase 1 single ascending dose trial, CUE-221 demonstrated a favorable safety and tolerability profile with rapid and durable suppression of free IgE for longer than twelve weeks with a single dose, consistent with its dual mechanism of action. We believe these early findings support continued clinical development of CUE-221 with the potential to possibly enhance anti-IgE therapy, through less frequent dosing and expanded treatment potential for patients with high-IgE who remain underserved by current therapeutic options.

We are expecting to submit an Investigational New Drug, or IND, amendment to the U.S. Food and Drug Administration, or FDA, to expand development into food allergy in the second half of 2026. CUE-221 is currently being evaluated in a Phase 2 clinical trial in chronic spontaneous urticaria, or CSU, by Ascendent Health’s related company Genesis Life Sciences. The Phase 2 clinical trial is a placebo-and active-comparator-controlled dose-ranging study in CSU in China with clinical results expected in the second half of 2026. We intend to initiate a global Phase 2b trial in food allergy, following completion of the Ascendant Phase 2 study and review of the data.

CUE-401

In autoimmune disease, Tregs are the master regulators of maintaining immune homeostasis, or balance, and health. Autoreactive T cells, referred to as T effector cells, or Teff cells, are reactive against “self” proteins and foster inflammation and induce chronic tissue damage. Tregs are important to maintaining immune balance in that they possess the ability to dampen and control the Teff cells.

Our lead autoimmune candidate within the Immuno-STAT® platform, CUE-401, is an Investigational New Drug, or IND, ready, bifunctional therapeutic that incorporates an innovative TGF-beta breathing-mask moiety with our clinically validated interleukin-2, or IL-2, mutein in a single injectable biologic. The design of CUE-401 was inspired by Nobel Prize winning science in 2025 for the role of IL-2 and TGF-beta as essential components in helping establish immune tolerance by regulating FOXP3 signaling. CUE-401 is designed to promote immune regulation and tolerance by three complementary mechanisms: direct regulation of proinflammatory mechanisms by TGF-beta; expansion of existing Tregs by IL-2, and conversion of FOXP3- conventional CD4+ T cells into FOXP3+ induced Tregs through the coordinated provision of TGF-beta and IL-2 signals, both of which are required for the de novo induction of FOXP3 expression.

We expect to submit an IND to the FDA and begin a Phase 1 study of CUE-401 by the end of 2026. We believe this could represent a potential breakthrough as a new standard of care in multiple high-value autoimmune disease indications.

Partnered Programs

CUE-500 Series

The CUE-500 series is designed to selectively target and deplete disease-causing cells by redirecting existing anti-viral memory T cells toward pathogenic cell populations, including autoreactive B cells implicated in autoimmune disease. We believe this approach may enable targeted immune modulation while potentially reducing the broader immune effects associated with certain existing therapies. CUE-501, which is being developed under our collaboration and license agreement with Boehringer Ingelheim, or BI, is focused on the treatment of autoimmune diseases driven by pathogenic B cells. We believe the modular design of the CUE-500 series may support development across multiple disease areas by incorporating different cell-targeting domains into the platform framework.

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

Plan of Operation

As a clinical stage company, the majority of our business activities to date have been, and our planned future activities will be, devoted to furthering research and development of our drug product candidates. We intend that the majority of our business activities will be devoted to furthering the development of our two lead assets: CUE-221 and CUE-401. We also plan to continue to support our collaborations across our pipeline, such as our strategic collaboration and license agreements with BI for the development of CUE-501, and ImmunoScape Pte. Ltd. for the development of our CUE-100 series.

Events that Raise Substantial Doubt About Our Ability to Continue as a Going Concern

We have incurred significant losses since our inception and have never generated revenue or profit from product sales, and it is possible we will never generate revenue or profit from product sales. As of March 31, 2026 we had cash and cash equivalents of $16.4 million. Based on our current operating plans, we believe that our cash and cash equivalents as of March 31, 2026, together with the net proceeds we received from our April 2026 private placement and the milestone payment we received from BI in May 2026, will be sufficient to fund our obligations into the first quarter of 2027. However, we will need to raise substantial additional capital to fund our future operations and remain as a going concern. We expect to finance our future cash needs through a combination of equity offerings, collaborations, and other strategic alliances. Volatility in capital markets and general economic conditions in the U.S. may be a significant obstacle to raising the required funds and, as a result, we may be unable to secure the necessary funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or consider other various strategic alternatives, including the sale or disposition of our rights or assets or our dissolution and liquidation with little or no return to investors. Any such change in our product development programs or strategic alternatives may have a material adverse effect on the price per share of our common stock.

This raises substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern or any actions described above that we may take as a result of our inability to obtain sufficient additional funding may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If existing or potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. We could also be forced to sell or dispose of our rights or assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operation and financial condition, including the possibility that a lack of funds could cause our business to fail, dissolve and liquidate with little or no return to investors. For a further discussion of factors that raise substantial doubt about our ability to continue as a going concern, please see “– Liquidity and Capital Resources – Funding Requirements” herein and Part I. Item 1A, “Risk Factors” in our 2025 Annual Report.

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

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2025 Annual Report may have the greatest potential impact on our financial statements, so we consider those estimates, assumptions and judgments to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026.

Recent Accounting Pronouncements and Adopted Standards

A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Reverse Stock Split

We held our 2026 annual meeting of stockholders on April 13, 2026, where our stockholders approved a reverse stock split at a ratio within a range of 1-for-30 and 1-for-50 and granted our board of directors, or the Board, the discretion to determine the timing and ratio of the split within such range. On April 13, 2026, our Board determined to effect the reverse stock split of the common stock at a 1-for-30 ratio, or the Reverse Split, and approved the filing of a charter amendment to our Certificate of Incorporation to effect the Reverse Split. On April 22, 2026, we filed the charter amendment with the Delaware Secretary of State to effect the Reverse Split at 5:00 P.M. Eastern Time on April 23, 2026, or the Effective Time. At the Effective Time, every 30 shares of issued and outstanding common stock were automatically combined into one issued share of common stock, with no change in par value. No fractional shares were issued as a result of the Reverse Split. Stockholders of record who would otherwise hold fractional shares of our common stock as a result of the Reverse Split were entitled to receive a cash payment in lieu of such fractional shares. The Reverse Split did not modify any voting rights or other terms of the common stock. Our common stock began trading on a Reverse Split-adjusted basis on The Nasdaq Capital Market on April 24, 2026. The Reverse Split was implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of our common stock on the Nasdaq Capital Market. The Reverse Split did not proportionately reduce the total number of shares of our capital stock and common stock that we are authorized to issue. Unless otherwise indicated, all issued, and outstanding stock and per share amounts have been adjusted to reflect the Reverse Split for all prior periods presented. Proportionate adjustments for the Reverse Split were made to the exercise prices and number of shares issuable under our equity incentive plans, and the number of shares underlying outstanding equity awards, as applicable. In connection with such proportionate adjustments, the number of shares of common stock issuable upon exercise of outstanding stock options and warrants was rounded down to the nearest whole share, and the exercise prices of outstanding stock options and warrants were rounded up to the nearest cent. On May 8, 2026, we received notification from The Nasdaq Stock Market that, since the closing bid price of our common stock has been at $1.00 per share or greater for ten consecutive business days, from

April 24 through May 7, 2026, we have regained compliance with the minimum bid price requirement for continued listing, and this matter is now closed.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. As of March 31, 2026, two of these milestones had been achieved, as we had filed an IND application in 2019, and initiated an investigator sponsored Phase 1b neoadjuvant clinical trial for CUE-101 in locally advanced HNSCC in 2021.
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

As of March 31, 2026, we were in compliance with our obligations under the Einstein License.

We account for the costs incurred in connection with the Einstein License in accordance with Accounting Standards Codification, or ASC, Topic 730, Research and Development.

We pay $0.1 million in annual maintenance license fees to Einstein, which are amortized equally throughout the year. We incurred less than $0.1 million in annual maintenance fees for each of the three months ended March 31, 2026 and 2025. Such costs are included in research and development costs in our condensed consolidated statements of operations.

Pursuant to the Einstein License, we issued to Einstein 22,385 shares of our common stock in connection with the consummation of the initial public offering of our common stock on December 27, 2017.

See Note 8 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional discussion of the Einstein License.

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

We did not recognize any revenue related to the LG Chem Collaboration Agreement for the three months ended March 31, 2026 and 2025. As of March 31, 2026, we had recorded $20.0 million in collaboration revenue related to this agreement since the agreement was entered into. The majority of the research phase of the LG Chem Collaboration Agreement was substantially completed by March 31, 2022.

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

Both we and Ono have satisfied all of our respective performance obligations and made all outstanding payments under the agreement as of March 31, 2026. For the three months ended March 31, 2026 and 2025, we recognized revenue of zero and $0.4 million related to the Ono Collaboration and Option Agreement, respectively. As of March 31, 2026, we had recorded $14.8 million in collaboration revenue related to this agreement since the agreement was entered into.

See Note 11 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional discussion of the Ono Collaboration and Option Agreement.

BI Collaboration and License Agreement

On April 10, 2025, we entered into the BI Collaboration and License Agreement, to research, develop and commercialize differentiated B cell depletion molecules, including CUE-501.

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

For the three months ended March 31, 2026, we recognized revenue of $5.7 million related to the BI Collaboration and License Agreement. We recorded short-term research and development liabilities of zero and $5.3 million on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. We recorded accounts receivable of $0.4 million and $0.5 million on our condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025, respectively.

On April 1, 2026, we received notice from BI that BI had approved selection of its first compound for lead optimization under the BI Collaboration and License Agreement. This preclinical milestone event triggered a $7.5 million payment to us, which was received in May 2026.

See Note 11 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional discussion of the BI Collaboration and License Agreement.

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

In the fourth quarter of 2025, we incurred license maintenance fees of $1.5 million related to the IMSCP Collaboration and License Agreement, of which $1.0 million was paid in the first quarter of 2026.

For the three months ended March 31, 2026, we did not recognize any revenue related to the IMSCP Collaboration and License Agreement. We recorded accounts receivable from IMSCP of $5.0 million on our condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025, respectively.

See Note 11 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional discussion of the IMSCP Collaboration and License Agreement.

Ascendant License Agreement

On April 30, 2026, we entered into an exclusive license agreement with Ascendant Health to develop, manufacture and commercialize CUE-221. See “—Liquidity and Capital Resources—Principal Commitments” for additional discussion of our agreement with Ascendant Health.

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

The following table summarizes our research and development expenses by category for the three months ended March 31, 2026 and 2025 (in millions):

	March 31,
	2026	2025
Employee compensation	$1.6	$3.0
Clinical trial costs	0.6	1.8
Facilities and overhead	1.1	1.2
Contract manufacturing costs	1.9	1.9
Lab costs	1.4	0.4
Professional fees	0.2	0.2
Total	$6.9	$8.5

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

Interest Expense

We incurred interest expense from borrowings under our Loan and Security Agreement, as amended, or the Loan Agreement, with Silicon Valley Bank, a division of First Citizens Bank & Trust Company, or SVB. As of March 31, 2026, the loan principal balance was fully paid off.

Results of Operations

Three Months Ended March 31, 2026 and 2025

Our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, as discussed herein, are presented below in thousands.

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$5,686	$421
Operating expenses:
General and administrative	4,152	4,173
Research and development	6,897	8,547
(Gain) on lease termination	(10)	—
Total operating expenses	11,039	12,720
Loss from operations	(5,353)	(12,299)
Other income (expense):
Interest income	179	170
Interest expense	(4)	(128)
Total other income, net	175	42
Net loss	$(5,178)	$(12,257)

Collaboration Revenue

Collaboration revenue increased by $5.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was due to more revenue earned during the three months ended March 31, 2026 from our BI Collaboration and License Agreement compared to revenue earned during the three months ended March 31, 2025 from our Ono Collaboration and Option Agreement due to the timing of activities pursuant to the respective agreements.

General and Administrative Expenses

General and administrative expenses remained approximately the same for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Research and Development Expenses

Research and development expenses decreased by $1.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to decreases in clinical trial costs for our CUE-100 series, as well as decreases in employee compensation, which includes stock-based compensation, partially offset by an increase in lab costs.

Interest Income

Interest income remained approximately the same for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Interest Expense

Interest expense decreased by $0.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This was due to a decrease in interest owed from borrowings under our Loan Agreement with SVB which was paid in full during the year ended December 31, 2025.

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities, cash received from BI, IMSCP, LG Chem, Ono, and Merck Sharp & Dohme Corp. under collaboration agreements, and borrowings under the Loan Agreement. At March 31, 2026, we had cash and cash equivalents totaling $16.4 million available to fund our ongoing business activities. Additional information concerning our financial condition and results of operations is provided in the financial statements included in this Quarterly Report on Form 10-Q.

The amounts that we actually spend for any specific purpose may vary significantly and will depend on a number of factors, including, but not limited to, our research and development activities and programs, clinical testing, regulatory approval, market conditions, and changes in or revisions to our business strategy and technology development plans.

On May 9, 2023, we filed a registration statement on Form S-3, which was declared effective on May 26, 2023 (File No. 333-271786), to register for sale from time to time up to $300 million of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units in one or more offerings. In anticipation of the expiration of this registration statement,] on March 16, 2026, we filed a new registration statement on Form S-3, which was declared effective on March 31, 2026 (File No. 333-294366), to register for sale from time to time up to $300 million of our common stock, preferred stock, debt securities, warrants, subscription rights, and/or units in one or more offerings.

In October 2021, we entered into an open market sale agreement, or the ATM Sales Agreement, with Jefferies LLC, or Jefferies, to sell shares of our common stock for aggregate gross proceeds of up to $80.0 million, from time to time, through an "at-the-market" equity offering program under which Jefferies acts as sales agent. The ATM Sales Agreement will terminate upon the earliest of (a) the sale of $80.0 million of shares of our common stock pursuant to the ATM Sales Agreement or (b) the termination of the ATM Sales Agreement by us or Jefferies. During the three months ended March 31, 2026, we sold 34,652 shares of common stock under the ATM Sales Agreement for proceeds of $0.3 million, net of commissions paid, but excluding transaction expenses. We did not sell any shares of common stock during the three months ended March 31, 2025 under the ATM Sales Agreement. As of March 31, 2026, we had sold an aggregate of 450,866 shares of common stock under the ATM Sales Agreement for proceeds of $43.2 million, net of commissions paid, but excluding transaction expenses, since its inception.

On April 14, 2025, we entered into an underwriting agreement, or the April 2025 Underwriting Agreement, with Oppenheimer & Co. Inc., as representative of the several underwriters named therein, or collectively, the April 2025 Underwriters, relating to an underwritten public offering of (i) 451,026 shares, or the April 2025 Shares of our common stock and accompanying common stock warrants, or the April 2025 Common Stock Warrants, to purchase 112,756 shares of our common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants, or the April 2025 Pre-Funded Warrants, and together with the April 2025 Common Stock Warrants, the April 2025 Warrants, to purchase 382,307 shares of our common stock and accompanying April 2025 Common Stock Warrants to purchase 95,576 shares of common stock. All of the April 2025 Shares and April 2025 Warrants were sold by us. Each April 2025 Share was offered and sold together with an accompanying April 2025 Common Stock Warrant to purchase one-quarter of one share of our common stock at a combined offering price of $23.70, and each April 2025 Pre-Funded Warrant was offered and sold together with an accompanying April 2025 Common Stock Warrant to purchase one-quarter of one share of our common stock at a combined offering price of

$23.67, which is equal to the combined offering price per share of common stock and accompanying April 2025 Common Stock Warrant less the $0.03 exercise price of each April 2025 Pre-Funded Warrant. The April 2025 Underwriters purchased (i) each April 2025 Share and accompanying April 2025 Common Stock Warrant from us pursuant to the April 2025 Underwriting Agreement at a combined price of $22.28 and (ii) each April 2025 Pre-Funded Warrant and accompanying April 2025 Common Stock Warrant from us pursuant to the April 2025 Underwriting Agreement at a combined price of $22.25. We received net proceeds from the offering of $18.0 million, after deducting underwriting discounts and commissions and offering expenses of $0.5 million, excluding any proceeds that may be received from exercise of the April 2025 Warrants.

On December 19, 2025, we entered into an underwriting agreement, or the December 2025 Underwriting Agreement with H.C. Wainwright & Co., LLC, as representative of the several underwriters named therein, or collectively, the December 2025 Underwriters, relating to an underwritten public offering of (i) 416,666 shares, or the December 2025 Shares of our common stock and accompanying common stock warrants, or the December 2025 Common Stock Warrants, to purchase 208,333 shares of our common stock, and (ii) to certain investors in lieu of common stock, pre-funded warrants, or the December 2025 Pre-Funded Warrants and together with the December 2025 Common Stock Warrants, the December 2025 Warrants, to purchase 773,809 shares of our common stock and accompanying December 2025 Common Stock Warrants to purchase 386,904 shares of common stock. All of the December 2025 Shares and December 2025 Warrants were sold by us. Each December 2025 Share was offered and sold together with an accompanying December 2025 Common Stock Warrant to purchase one-half of one share of our common stock at a combined offering price of $8.40, and each December 2025 Pre-Funded Warrant was offered and sold together with an accompanying December 2025 Common Stock Warrant to purchase one-half of one share of our common stock at a combined offering price of $8.37, which is equal to the combined offering price per share of common stock and accompanying December 2025 Common Stock Warrant less the $0.03 exercise price of each December 2025 Pre-Funded Warrant. The December 2025 Underwriters purchased (i) each December 2025 Share and accompanying December 2025 Common Stock Warrant from us pursuant to the December 2025 Underwriting Agreement at a combined price of $7.90 and (ii) each December 2025 Pre-Funded Warrant and accompanying December 2025 Common Stock Warrant from us pursuant to the December 2025 Underwriting Agreement at a combined price of $7.87. Under the terms of the December 2025 Underwriting Agreement, we also granted the December 2025 Underwriters an option, exercisable for a period of 30 days, to purchase up to an additional 178,571 shares of common stock and/or common stock warrants to purchase up to an additional 89,285 shares of common stock at the applicable public offering price, less underwriting discounts and commissions, which they exercised in full in December 2025. We received net proceeds from the offering of $10.2 million, after deducting underwriting discounts and commissions and offering expenses of $0.5 million, excluding any proceeds that may be received from exercise of the December 2025 Common Stock Warrants.

On April 30, 2026, we entered into a securities purchase agreement with accredited investors, pursuant to which we agreed to issue and sell to the investors in a private placement, or the Offering, pre-funded warrants to purchase an aggregate of up to 2,727,272 shares of common stock, or the Pre-Funded Warrants, and accompanying warrants, or the Warrants, to purchase an aggregate of up to 1,363,636 shares of common stock (or, in certain circumstances, Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $11.00 per Pre-Funded Warrant and accompanying Warrant. The exercise price of the Pre-Funded Warrants is $0.001 per share. The exercise price of the Warrants is $11.00 per share. The Offering closed on May 4, 2026. We received net proceeds from the Offering of approximately $27.6 million, after deducting placement agent fees and offering expenses. The Pre-Funded Warrants will be cashless exercisable at any time after our receipt of approval by our stockholders of the issuance of shares of common stock upon exercise of the Pre-Funded Warrants and Warrants in accordance with Nasdaq Listing Standards, or the Offering Issuance Stockholder Approval. The Warrants will be exercisable at any time after our receipt of the Offering Issuance Stockholder Approval and prior to five years after the closing date of the Offering.

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

Cash Flows

Based on our current plans and forecasted expenses, we believe our existing cash and cash equivalents as of March 31, 2026, together with the net proceeds we received from our April 2026 private placement and the milestone payment we received from BI in May 2026, will be sufficient to fund our operations into the first quarter of 2027. However, we will need to raise substantial additional capital to fund our future operations and remain as a going concern. We expect to finance our future cash needs through a combination of equity offerings, collaborations, and other strategic alliances. Volatility in capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, we may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about our ability to continue as a going concern.

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the three months ended March 31, 2026 and 2025 in thousands:

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(10,942)	$(8,172)
Investing activities	(121)	(150)
Financing activities	306	(1,000)
Net change in cash, cash equivalents, and restricted cash	$(10,757)	$(9,322)

Operating Activities

Net cash used in operating activities totaled $10.9 million for the three months ended March 31, 2026 compared to $8.2 million for the three months ended March 31, 2025. The increase of $2.8 million was primarily due to an increase in cash outflows from changes in research and development contract liabilities, accounts payable, and accrued expenses, partially offset by a decrease in net loss adjusted for non-cash expenses.

Investing Activities

Net cash used in investing activities totaled $0.1 million for the three months ended March 31, 2026 compared to net cash used in investing activities of $0.2 million during the three months ended March 31, 2025. Cash used in investing activities remained relatively flat and was primarily due to purchases of property and equipment during the three months ended March 31, 2026 and 2025.

Financing Activities

Net cash provided by financing activities totaled $0.3 million for the three months ended March 31, 2026 compared to net cash used in financing activities of $1.0 million for the three months ended March 31, 2025. The increase of $1.3 million was due to proceeds received from our sales under our ATM Sales Agreement and no repayments of term loan during the three months ended March 31, 2026.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of our Immuno-STAT platform and continue ongoing and initiate new clinical trials of and seek marketing approval for our drug product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

•
continue the clinical development of Ascendant-221 and preclinical development of CUE-401 and the CUE-500 series (excluding CUE-501, which has been licensed to BI);
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

Under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. We currently believe that our existing cash and cash equivalents as of March 31, 2026, together with the net proceeds we received from our April 2026 private placement and the milestone payment we received from BI in May 2026, will allow us to fund our operations into the first quarter of 2027. As a result, we have determined that this cash runway of less than 12 months from the date of issuance of our financial statements included in this Quarterly Report on Form 10-Q, along with our accumulated deficit, history of losses, future expected losses and uncertain future capital resources, meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of our financial statements included in this Quarterly Report on Form 10-Q. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity offerings, collaborations, and other strategic alliances, and, depending on the availability and level of additional financings, and cash expenditure reduction, there is no guarantee that we will be successful in these mitigation efforts.

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
•
the terms and timing of any existing collaborations, licensing or other arrangements or any potential future collaborations, licensing or other arrangements that we may establish, including the payment of any milestones thereunder;
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
•
any disputes which may occur between us and our employees, collaborators, including Einstein, LG Chem, BI, IMSCP, Ascendant or other prospective business partners; and
•
the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Principal Commitments

Except as set forth below, there have been no material changes to our contractual obligations and commitments as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2025 Annual Report. Additional information regarding the BI Collaboration and License Agreement, the amendment to our Einstein License, and the amendments to our License Agreement with MIL 40G, LLC, may be found in Notes 11 and 13 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

On April 30, 2026, we entered into a License Agreement (the “License Agreement”) with Ascendant Health (the “Licensor”). Pursuant to the License Agreement and subject to certain rights retained by the Licensor, the Licensor granted us: (1) the exclusive and sublicensable rights to develop, manufacture, commercialize and otherwise exploit the Licensor’s anti-IgE monoclonal antibody known as Ascendant-221, which was formerly known as UB-221 (together with certain related molecules, the “Licensed Molecules”) and products containing a Licensed Molecule (collectively, the “Licensed Products”) throughout the world (except the mainland of China, Hong Kong, Macau and Taiwan (together, the “Ascendant Territory”)) (such territory of the Company, the “Cue Territory”) for any and all uses; and (2) the non-exclusive and sublicensable rights to manufacture the Licensed Molecules and Licensed Products in the Ascendant Territory solely for the purposes of developing and commercializing the Licensed Molecules and Licensed Products in the Cue Territory.

As consideration for the rights granted to us by the Licensor, we will pay the Licensor $15.0 million as the upfront payment, up to an aggregate of $676.5 million in additional potential milestone payments, and tiered royalty payments (at percentages ranging from high single-digit to low double-digit) on future net sales of Licensed Products. The additional milestone payments include $5.0 million upon the completion of manufacturing technology transfer, $6.5 million upon the completion of data and know-how transfer, up to $205.0 million upon the achievement of specified development and regulatory milestone events, including upon receipt of threshold data from a specified Phase 2 clinical trial, and up to $460.0 million upon the achievement of specified commercial milestone events. In the event we grant a sublicense of its rights under the License Agreement within the first 18 months after the effective date of the License Agreement, certain sublicensing revenues received by us will be shared with Licensor at specified percentages between 20% and 40% for a period of up to 18 months after the effective date. In addition, in the event of a specified change of control transaction with respect to us within the first 18 months after the effective date of the License Agreement, certain milestone payments will accelerate, in an amount up to $215.0 million.

Under the License Agreement, royalty payments will be payable on a product-by-product and country-by-country basis outside of the Ascendant Territory during the period commencing on the first commercial sale and continuing until the later of: (a) the 10-year anniversary of the date of such first commercial sale; (b) the expiration of the relevant patent claims; and (c) the expiration of the relevant regulatory exclusivity. Subject to a certain floor, our royalty payments will be reduced by specified percentages for patent expiration, biosimilar entry, payments for third party intellectual property, compulsory sublicenses or drug pricing programs. Our royalty payments are also subject to reduction in connection with royalty rates owed to an upstream academic licensor

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our principal executive officer and interim principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and interim principal financial officer has concluded that our disclosure controls and procedures were effective as of March 31, 2026, the end of the period covered by this report.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and interim principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating us and our business, you should carefully consider the following risks, the information included in this Quarterly Report on Form 10-Q and in other documents we file with the SEC and the risk factors previously disclosed in Part I. Item 1A, “Risk Factors” of our 2025 Annual Report.

We may derive results and data for CUE-221 from clinical trials conducted by Ascendant in China. Our access to the clinical results and data, or our access to clinical trial support services or clinical supply, may be limited and there is no assurance that the clinical data from any such trials will be accepted or considered by the FDA or other comparable regulatory authorities.

Ascendant is developing CUE-221 in a clinical trial in China in chronic spontaneous urticaria. While this trial may provide us with clinical data that can inform our future development strategy, we do not have control over the protocols, administration, or conduct of the trial or its compliance with regulatory requirements. There is also no assurance that the clinical data from any such clinical trial will be accepted or considered by the FDA or other comparable regulatory authorities. We have no control over the conduct and timing of, and communications with the National Medical Products Administration (“NMPA”) or other foreign regulatory agencies in Greater China with respect to, the trial that Ascendant is conducting for CUE-221. Any data integrity issues or patient safety issues arising out of any of these trials would be beyond our control, yet could adversely affect our reputation and damage the clinical and commercial prospects for our product candidates.

In connection with the development of CUE-221 or any of our other product candidates, we may rely upon one or more companies located in China, or that are owned or operated by Chinese companies, to provide non-clinical or clinical trial support services or clinical supply. If so, the process of changing these vendors could have an adverse impact on our current clinical development programs if they were no longer permitted to provide services or products due to geopolitical pressures, including legislative activities or executive orders aimed at prohibiting certain Chinese or Chinese-owned biotechnology companies from engaging in biotechnology or biopharmaceutical research activities. We could experience delays in finding suitable replacement service providers located outside China or not otherwise owned by or associated with Chinese companies, which could have a material adverse effect on our development activities and our business. We are unable to predict whether or when proposed legislative or executive actions would be effective, and whether such changes would materially and adversely affect our liquidity, access to capital and our ability to conduct our clinical development programs or other business operations. Any failure on our part to comply with changing government regulations and policies could result in the loss of our ability to develop or manufacture our product candidates.

If we fail to comply with our obligations in the agreements under which we license development or commercialization rights to products or technology from third parties, we could lose license rights that are important to our business.

We hold an exclusive license from Einstein to intellectual property relating to certain patent rights, relating to our core technology platform for the engineering of biologics to control T cell activity, precision, immune-modulatory drug product candidates, and two supporting technologies that enable the discovery of costimulatory signaling molecules (ligands) and T cell targeting peptides and an exclusive license from Ascendant Health to develop, manufacture and commercialize CUE-221. These license agreements impose various development and commercial milestone obligations on us. If we fail to comply with any obligations under the license agreement and fail to cure such noncompliance, the counterparties to such licenses will have the right to terminate the applicable agreement and our license. The existing patent applications or future patents to which we have rights based on our license agreements may be too specific and narrowly construed to prevent third parties from developing or designing around the protection provided by these patents. Additionally, we may lose our rights to the patents and patent applications we license in the event of termination of the license agreement. There is no assurance that we will be successful in meeting all of the milestones in the future on a timely basis or that either of these license agreements will not be terminated for other reasons, depriving us of significant rights. The termination of either of these license agreements would have a material adverse effect on our financial condition, results of operations, and prospects.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
10.1	Third Amendment to License Agreement dated January 10, 2026, between Cue Biopharma, Inc. and MIL 40G, LLC	X
10.2	Amended and Restated Executive Employment Agreement, dated March 26, 2026, between Cue Biopharma, Inc. and Lucinda Warren	X
10.3	Separation and Release of Claims Agreement, dated March 23, 2026, between Cue Biopharma, Inc. and Usman Azam	X
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.	X

# Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: May 14, 2026	By:	/s/ Shao-Lee Lin

Shao-Lee Lin President and Chief Executive Officer (Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)