Form 10-Q
period 2026-06-30
Cue Biopharma, Inc.
filed 2026-08-14
CIK 1645460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

As of August 12, 2026, the registrant had 7,264,414 shares of Common Stock ($0.001 par value per share) outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cue Biopharma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$17,392	$27,136
Accounts receivable	5,377	5,546
Deposits, current portion	22	1,093
Prepaid expenses and other current assets	1,933	1,309
Foreign withholding tax receivable	1,899	1,899
Total current assets	26,623	36,983
Property and equipment, net	255	241
Operating lease right-of-use asset	2,959	4,074
Deposits	628	666
Restricted cash	154	154
Other long-term assets	88	94
Total assets	$30,707	$42,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,747	$3,948
Accrued expenses	14,883	1,611
Research and development contract liability, current portion	—	5,335
Operating lease liabilities, current	1,628	1,911
Other current payable	960	689
Total current liabilities	21,218	13,494
Operating lease liabilities, non-current	1,449	2,286
Top-up share obligations	5,730	—
Total liabilities	$28,397	$15,780
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 5,229,392 and 3,220,707 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5	3
Additional paid in capital	529,016	394,895
Accumulated deficit	(526,711)	(368,466)
Total stockholders’ equity	2,310	26,432
Total liabilities and stockholders’ equity	$30,707	$42,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$7,877	$2,954	$13,563	$3,374
Operating expenses:
General and administrative	46,565	3,679	50,717	7,852
Research and development	49,007	7,910	55,904	16,457
Gain on lease termination	—	—	(10)	—
Total operating expenses	95,572	11,589	106,611	24,309
Loss from operations	(87,695)	(8,635)	(93,048)	(20,935)
Other income (expense):
Interest income	157	198	336	368
Interest expense	(5)	(45)	(9)	(172)
Loss on issuance of liability-classified warrants and related issuance costs	(90,011)	—	(90,011)	—
Changes in fair value of financial instruments	24,487	—	24,487	—
Total other income (expense), net	(65,372)	153	(65,197)	196
Net loss	$(153,067)	$(8,482)	$(158,245)	$(20,739)
Net loss per common share – basic and diluted	$(24.14)	$(2.67)	$(28.39)	$(7.33)
Weighted average common shares outstanding – basic and diluted	6,340,844	3,181,980	5,574,272	2,828,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share amounts)

For the three months ended June 30, 2026 and 2025:
	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, March 31, 2025	2,060,636	$2	$360,699	$(354,121)	$6,580
Issuance of common stock from ATM offering, net of sales agent commissions and fees	36,567	—	752		752
Issuance of common stock, warrants and pre-funded warrants, net of issuance costs	451,026	1	18,045	—	18,046
Stock-based compensation	—	—	1,263	—	1,263
Net loss	—	—	—	(8,482)	(8,482)
Balance, June 30, 2025	2,548,229	$3	$380,759	$(362,603)	$18,159

Balance, March 31, 2026	3,255,359	$3	$395,249	$(373,644)	$21,608
Issuance of common stock upon vesting of restricted stock units	655,071	1	—	—	1
Issuance of common stock upon exercise of stock options	43,390	—	815	—	815
Issuance of common stock upon exercise of warrants and pre-funded warrants, net	1,275,572	1	1,653	—	1,654
Issuance of warrants and pre-funded warrants	—	—	107,461	—	107,461
Stock-based compensation	—	—	23,838	—	23,838
Net loss	—	—	—	(153,067)	(153,067)
Balance, June 30, 2026	5,229,392	$5	$529,016	$(526,711)	$2,310

For the six months ended June 30, 2026 and 2025:
	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2024	2,060,636	$2	$359,361	$(341,864)	$17,499
Issuance of common stock from ATM offering, net of sales agent commissions and fees	36,567	—	752	—	752
Issuance of common stock, warrants and pre-funded warrants, net of issuance costs	451,026	1	18,045	—	18,046
Stock-based compensation	—	—	2,601	—	2,601
Net loss	—	—	—	(20,739)	(20,739)
Balance, June 30, 2025	2,548,229	$3	$380,759	$(362,603)	$18,159

Balance, December 31, 2025	3,220,707	$3	$394,895	$(368,466)	$26,432
Issuance of common stock from ATM offering, net of sales agent commissions and fees	34,652	—	306	—	306
Issuance of warrants and pre-funded warrants	—	—	107,461	—	107,461
Issuance of common stock upon vesting of restricted stock units	655,071	1	—	—	1
Issuance of common stock upon exercise of stock options	43,390	—	815	—	815
Issuance of common stock upon exercise of warrants and pre-funded warrants, net	1,275,572	1	1,653	—	1,654
Stock-based compensation	—	—	23,886	—	23,886
Net loss	—	—	—	(158,245)	(158,245)
Balance, June 30, 2026	5,229,392	$5	$529,016	$(526,711)	$2,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(158,245)	$(20,739)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	602	200
Stock-based compensation	23,886	2,601
Decrease in the carrying amount of right-of-use-assets	735	1,478
Gain on lease termination	(10)	—
Issuance of Ascendant liability-classified pre-funded warrants and top-up share obligation	20,119	—
Loss on issuance of liability-classified warrants	87,559	—
Changes in fair value of financial instruments	(24,487)	—
Amortization of debt issuance costs	—	18
Accretion of final payment on term loans	—	65
Changes in operating assets and liabilities:
Accounts receivable	169	413
Prepaid expenses and other current assets	(1,113)	(1,545)
Deposits	1,109	458
Foreign withholding tax receivable	—	(1,899)
Other payable	271	189
Accounts payable	(201)	804
Accrued expenses	15,724	(1,390)
Research and development contract liability	(5,335)	9,494
Operating lease liability	(729)	(1,550)
Other assets	—	(184)
Net cash used in operating activities	(39,946)	(11,587)
Cash flows from investing activities
Purchases of property and equipment	(121)	(177)
Net cash used in investing activities	(121)	(177)
Cash flows from financing activities
Proceeds from ATM offering, net of sales agent commissions and fees	306	752
Proceeds from issuance of warrants and pre-funded warrants, net of transaction costs	27,548	18,046
Repayment of term loans	—	(2,000)
Proceeds from exercise of stock options	815	—
Proceeds from exercise of warrants and pre-funded warrants, net	1,654	—
Net cash provided by financing activities	30,323	16,798
Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,744)	5,034
Cash, cash equivalents, and restricted cash at beginning of period	27,290	22,611
Cash, cash equivalents, and restricted cash at end of period	$17,546	$27,645
Supplemental disclosures of non-cash investing and financing activities:
Cash paid for interest	$—	$157
Reclassification of May 2026 warrants and pre-funded warrants to equity	$(94,186)	$—
Reclassification of Ascendant pre-funded warrants to equity	$(13,275)	$—
Lease liabilities arising from obtaining right-of-use assets	$—	$2,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cue Biopharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Basis of Presentation

Cue Biopharma, Inc. (the "Company") is a clinical-stage biopharmaceutical company focused on advancing a portfolio of potentially transformative therapies aimed at enabling functional cures across immunological disorders. Its lead asset, CUE-221, is a novel anti-IgE antibody with a dual-mechanism of action currently in Phase 2 development for allergic diseases. In addition, the Company developed the Immuno-STAT® platform designed to engineer therapies that selectively target disease-specific T cells in vivo without broad immune modulation. The Company's lead autoimmune candidate, CUE-401, is advancing towards Phase 1 development and was designed to regulate inflammation and drive Treg-mediated tolerance.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company is in the clinical development and preclinical research and development stages and has incurred recurring losses and negative cash flows from operations since inception. During the three months ended June 30, 2026, the Company had one-time cash outflows related to the license agreement with Ascendant Health Sciences Ltd., a Cayman Limited Company (“Ascendant”) totaling approximately $28 million, which consisted primarily of an upfront payment to Ascendant, and other one-time legal fees, consulting fees and employee related costs. As of June 30, 2026, the Company had cash and cash equivalents of $17.4 million. In July 2026, the Company received approximately $49.8 million in net proceeds from a private placement of common stock and pre-funded warrants to purchase shares of its common stock. For further information regarding this transaction, please refer to Note 14, Subsequent Events. The Company believes that its cash and cash equivalents on hand as of June 30, 2026, along with the net proceeds from the private placement in July 2026 will be sufficient to meet its projected operating needs at least through the next twelve months from the issuance date of these condensed consolidated financial statements included in this Quarterly Report. The Company has based its estimate as to how long it expects it will be able to fund its operating needs on assumptions that may prove to be wrong and the Company could use its available capital resources sooner than it currently expects.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly owned subsidiary, Cue Biopharma Securities Corp., which was incorporated in the Commonwealth of Massachusetts in December 2018. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 16, 2026.

Interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, or any future periods.

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

Public Offerings and Private Placements

In October 2021, the Company entered into an open market sale agreement (the “ATM Sales Agreement”) with Jefferies LLC ("Jefferies"), as agent, to sell shares of the Company’s common stock for aggregate gross proceeds of up to $80 million, from time to time, through an at-the-market equity offering program. The ATM Sales Agreement will terminate upon the earlier of (a) the sale of $80 million of shares of the Company’s common stock pursuant to the ATM Sales Agreement or (b) the termination of the ATM Sales Agreement by the Company or Jefferies.

During the three months ended June 30, 2026, there were no sales under the ATM Sales Agreement. During the six months ended June 30, 2026, the Company sold 34,652 shares of common stock under the ATM Sales Agreement for proceeds of $0.3 million, net of commissions paid, but excluding transaction expenses. During the three and six months ended June 30, 2025, the Company sold 36,566 shares of common stock under the ATM Sales Agreement for proceeds of $0.8 million, net of commissions paid, but excluding transaction expenses. As of June 30, 2026, the Company had sold an aggregate of 450,866 shares of common stock under the ATM Sales Agreement for proceeds of $43.2 million, net of commissions paid, but excluding transaction expenses, since its inception.

On April 30, 2026, the Company entered into a securities purchase agreement with accredited investors (the “May 2026 Investors”), pursuant to which the Company agreed to issue and sell to the May 2026 Investors in a private placement (the “May 2026 Offering”) prefunded warrants to purchase an aggregate of up to 2,727,272 shares of common stock (the “May 2026 Pre-Funded Warrants”) and accompanying warrants (the “May 2026 Common Warrants” and together with the May 2026 Pre-Funded Warrants, the “May 2026 Warrants”) to purchase an aggregate of up to 1,363,636 shares of common stock (or, in certain circumstances, May 2026 Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $11.00 per Pre-Funded Warrant and accompanying Warrant. The exercise price of the May 2026 Pre-Funded Warrants is $0.001 per share. The exercise price of the Warrants is $11.00 per share. The May 2026 Investors include the Company’s President and Chief Executive Officer, Dr. Shao-Lee Lin. The May 2026 Offering closed on May 4, 2026 (the “May 2026 Offering Closing Date”). The Company received aggregate net proceeds from the May 2026 Offering of $27.6 million, after deducting placement agent fees and offering costs. The May 2026 Pre-Funded Warrants are cashless exercisable at any time. The Warrants are exercisable at any time prior to five years after the May 2026 Offering Closing Date. At June 30, 2026, the weighted average exercise price of the May 2026 Warrants was $11.00 and the weighted average contractual life was 4.85 years.

On July 9, 2026, the Company entered into a securities purchase agreement with accredited investors (the “July 2026 Investors”), including Cormorant Asset Management and Columbia Threadneedle Investments, pursuant to which the Company, in a private placement, agreed to issue and sell to the July 2026 Investors an aggregate of (i) 1,418,071 shares of the Company’s common stock at a price per share of $33.21 and (ii) to certain July 2026 Investors, in lieu of shares of common stock, pre-funded warrants (the “July 2026 Pre-Funded Warrants”) to purchase up to 87,500 shares of common stock at a price per Pre-Funded Warrant of $33.209 (the "July 2026 Private Placement"). The Company received net proceeds of approximately $49.8 million from the July 2026

Private Placement after deducting legal fees. Each July 2026 Pre-Funded Warrant has an exercise price of $0.001 per share and is cashless exercisable. The July 2026 Private Placement closed on July 13, 2026.

All common stock warrants and pre-funded warrants that have been issued are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the 2024 Pre-Funded Warrants, April 2025 Pre-Funded Warrants, December 2025 Pre-Funded Warrants, May 2026 Pre-Funded Warrants, and July 2026 Pre-Funded Warrants do not provide any guarantee of value or return, and do not have an expiration date. As of June 30, 2026, the 2022 Common Stock Warrants, 2024 Warrants, April 2025 Warrants, December 2025 Warrants, and May 2026 Warrants met the permanent equity criteria classification, and have been classified as a component of permanent equity in the Company's condensed consolidated financial statements.

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

Restricted Cash

The Company had $0.2 million in restricted cash deposited with a separate commercial bank to collateralize Company credit cards as of June 30, 2026 and December 31, 2025.

Top-up Share obligations

Pursuant to the Securities Purchase Agreement with Ascendant (also referred to as the “Licensor”), the Company may be required to issue additional shares of common stock (the "Top-Up Shares"), or, if stockholder approval is required for the issuance of such shares, pre-funded warrants (the "Top-Up Pre-Funded Warrants"), upon the achievement of specified clinical and financial milestones. The number of Top-Up Shares to be issued is variable and is designed to provide Ascendant with beneficial ownership of no less than 7.5% of the Company's outstanding common stock immediately following the achievement of the final milestone, subject to the terms and conditions of the agreement. The foregoing obligation with Ascendant is referred to as the “Top-Up Obligation” in these unaudited condensed consolidated financial statements. For more information on the Top-Up Obligation, see Note 8.

The Company evaluated the Top-Up Shares and Top-Up Pre-Funded Warrants under ASC 815, Derivatives and Hedging, including the guidance in ASC 815-40, Contracts in Entity's Own Equity. Because the settlement amount is based on a variable number of shares necessary to achieve a specified ownership percentage, the settlement provisions do not meet the fixed-for-fixed criterion and, therefore, are not considered indexed to the Company's own stock. Accordingly, the contingent obligation does not qualify for equity classification and is accounted for as a liability.

The contingent liability is initially recognized at fair value on the transaction date and subsequently remeasured at fair value at each reporting date until the contingency is resolved or the instrument is otherwise extinguished. Changes in the fair value of the liability are recognized in the accompanying condensed consolidated statements of operations within other income (expense), net.

If the issuance of Top-Up Shares would require stockholder approval, the Company is obligated to issue Top-Up Pre-Funded Warrants in lieu of such shares. The Company concluded that this alternative settlement mechanism does not change the accounting conclusion, as the underlying settlement amount remains based on a variable number of shares and therefore continues to fail the indexation requirements of ASC 815-40. Accordingly, the contingent obligation, including any potential issuance of Top-Up Pre-Funded Warrants, continues to be accounted for as a liability until settlement.

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

The Company has classified the trademark as a component of other long-term assets, having a useful life of 15 years. The Company evaluates the status of this intangible asset for amortization and impairment at each quarter end and year end reporting date. For each of the three and six months ended June 30, 2026 and 2025, the Company recorded approximately $3,000 and $6,000, respectively, in amortization expense on a straight-line basis.

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

Licensing Fees and Costs

Licensing fees and costs consist primarily of costs relating to the acquisition of the Company’s license agreement with Ascendant and the Albert Einstein College of Medicine, including related royalties, maintenance fees, milestone payments and product development costs. Licensing fees and costs are charged to research and development expense as incurred.

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

The Company computes EPS in accordance with ASC Topic 260, Earnings Per Share ("ASC 260"). Per ASC 260-10-45-13, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic EPS. The FASB proposed that warrants or options exercisable for little to no cost (sometimes referred to as “penny warrants”) be included in the denominator of basic EPS (and therefore diluted EPS) once there were no further vesting conditions or contingencies associated with them. The Company included 3,742,562 and 796,827 pre-funded warrants in the denominator of basic EPS at June 30, 2026 and June 30, 2025, respectively.

At June 30, 2026 and 2025, the Company excluded the securities summarized below, which entitled the holders thereof to acquire shares of common stock, from its calculation of EPS, as their effect would have been anti-dilutive.

	June 30,
	2026	2025
Common stock warrants	2,592,014	713,396
Common stock options	1,563,795	793,973
Total	4,155,809	1,507,369

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

Recent Accounting Pronouncements Adopted

ASU 2025-07 - Derivatives Scope Refinements

In September 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The guidance in ASU 2025-07 expands the scope of contracts that are excluded from derivative accounting and clarifies that an entity receiving share-based noncash consideration from a customer should apply the guidance on noncash consideration in ASC 606. The ASU will become effective in interim and annual periods for fiscal years beginning after December 15, 2026 and may be applied either on a prospective or modified retrospective basis. Early adoption is permitted for financial statements that have not yet been issued (or made available for issuance). Management determined to early adopt this ASU in the second quarter of 2026 on a prospective basis.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2026
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$16,872	$—	$—	$16,872
Total current assets	$16,872	$—	$—	$16,872

Top-up Shares	$—	$—	$5,730	$5,730
Total current liabilities	$—	$—	$5,730	$5,730

	Fair Value Measurements as of December 31, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$26,614	$—	$—	$26,614
Total	$26,614	$—	$—	$26,614

As of June 30, 2026, the Company had $16.9 million in cash equivalents, and did not hold any marketable securities. The Company measures the cash equivalents that are invested in money market funds using Level 1 inputs for identical securities. As of December 31, 2025, the Company had $26.6 million in cash equivalents, and did not hold any marketable securities. For each of the three and six months ended June 30, 2026 and 2025, there were no transfers between Levels 1, 2 or 3.

The Top-Up Obligation with Ascendant is measured at fair value on a recurring basis and is classified as a Level 3 liability because the valuation incorporates significant unobservable inputs, including estimates regarding the probability and timing of achieving specified clinical and financial milestones and assumptions regarding the Company's future stock price. The initial fair value of the Top-Up Obligation was recognized as consideration for the acquired license and recorded within research and development license expense. The change in fair value of the Top-Up Obligation is recognized in other income (expense), net in the accompanying condensed consolidated statements of operations.

The Company estimates the fair value of the Top-Up Obligation using a Monte Carlo simulation model, which incorporates both observable market data and significant unobservable inputs. Changes in these assumptions could result in materially different fair value measurements. Significant assumptions used in the model include the following:

Top-up Shares
Stock price	$29.85 - $31.56
Equity Volatility	110%
Probability of milestone achievement	20%
Time to exercise (years)	0.2 to 0.3

Nonrecurring Fair Value Measurements

In addition to assets and liabilities recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. In connection with the private placement securities purchase agreement and the License Agreement with Ascendant Health (as described below) entered into on April 30, 2026, the Company issued the May 2026 Pre-Funded Warrants, May 2026 Common Stock Warrants, and Ascendant Pre-Funded Warrants (as described below), each of which was initially classified as a liability and measured at fair value, as share settlement was contingent upon stockholder approval in accordance with the listing standards of the Nasdaq Stock Market (the “Issuance Stockholder Approval”), which was outside the Company's control. On June 1, 2026, the Issuance Stockholder Approval was obtained and the instruments were reclassified to permanent equity, after which they are no longer subject to remeasurement.

The initial fair value of the May 2026 Pre-Funded Warrants and May 2026 Warrants, and all subsequent changes in the fair value of the liability-classified instruments through the date of the Issuance Stockholder Approval, were recognized within other income (expense), net in the accompanying condensed consolidated statements of operations. The initial fair value of the Ascendant Pre-Funded Warrants was recognized as consideration for the acquired license and recorded within research and development license expense. The change in fair value of the Ascendant Pre-Funded Warrants is recognized in other income (expense), net in the accompanying condensed consolidated statements of operations.

The Company estimated the fair value of the May 2026 Pre-Funded Warrants and Ascendant Pre-Funded Warrants using the Company's publicly-traded stock price at the valuation date, which is a Level 1 input. The Company estimated the fair value of the May 2026 Warrants using the Black-Scholes option pricing model, which incorporates both observable market data and significant unobservable inputs. Changes in these assumptions could result in materially different fair value measurements. Significant assumptions include the following:

May 2026 Warrants
Risk-free interest rate	4.04% - 4.13%
Expected dividend yield	0%
Expected volatility	110.00%
Expected term (yrs)	4.9 to 5.0

The following table shows the rollforward of the Top-up Share Obligation and liabilities associated with the Ascendant Pre-Funded Warrants, May 2026 Pre-Funded Warrants, and May 2026 Warrants:

(In thousands)	Ascendant Top-up Shares	Ascendant Pre-Funded Warrants	May 2026 Warrants and Pre-Funded Warrants	Total
Balance at January 1, 2026	$—	$—	$—	$—
Initial recognition of financial instrument	3,650	16,469	117,559	137,678
Changes in fair value recognized in earnings	2,080	(3,194)	(23,373)	(24,487)
Reclassification to equity	—	(13,275)	(94,186)	(107,461)
Balance at June 30, 2026	$5,730	$—	$—	$5,730

4.
Property and Equipment, Net

Property and equipment, net as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Laboratory equipment	$3,511	$3,511
Furniture and fixtures	68	68
Computer equipment	328	207
Leasehold improvements	118	118
Total property and equipment	4,025	3,904
Less: accumulated depreciation	(3,770)	(3,663)
Property and equipment, net	$255	$241

Depreciation expense for the three and six months ended June 30, 2026 and 2025 was included in the condensed consolidated statements of operations as follows, and excludes trademark amortization of $3,000 and $6,000 for the three and six months ended June 30, 2026 and 2025, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
General and administrative	$7	$4	$11	$8
Research and development	26	93	96	186
Depreciation total	$33	$97	$107	$194

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

As of the transaction date, the carrying value of the investment in IMSCP was $3.9 million, comprised of $2.9 million from common shares and $1.0 million from the warrants. The value of the warrants was included in the investment under equity method accounting as they are considered in-substance common stock. The contingent issuable warrants are accounted for as a derivative instrument and were prescribed no value at the inception of the IMSCP Collaboration and License Agreement and at December 31, 2025 as the probability of issuance was remote. There was no change in value from inception to June 30, 2026, and the inputs used to determine the fair value of the contingent issuable warrants are a Level 3 fair value measurement.

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

At the transaction date, a basis difference was identified between the carrying value of the Company’s investment in IMSCP and the fair value of the Company’s proportionate share of IMSCP’s underlying net assets. The Company concluded that substantially all of the consideration transferred was attributable to in-process research and development activities. IMSCP was not deemed a business as defined in ASC 805 – Business Combinations, therefore the Company immediately expensed the basis difference attributable to the in-process research and development which has no alternative future use. The Company’s proportionate share of the basis difference exceeded its carrying value of the equity method investment in IMSCP and the equity investment balance was reduced to zero on the transaction date. Since the Company has no obligation to provide financing support to IMSCP, the Company is not required to record further losses exceeding the carrying value of the investment. For the year ended December 31, 2025, the Company recognized $3.9 million in research and development expenses related to the basis difference in the Company’s condensed consolidated statements of operations. The carrying value of the Company's investment in IMSCP was zero as of June 30, 2026.

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

All outstanding principal and accrued and unpaid interest under the Term Loans and all other outstanding obligations with respect to the Term Loans were due and payable in full on December 1, 2025. Upon repayment in full of the Term Loans, the Company was required to pay a one-time final payment fee equal to 5.00% of the original principal amount of any funded Term Loans being repaid. This one-time final payment fee was recorded to interest expense using the effective interest method over the period of the Term Loans in the condensed consolidated statements of operations.

During the three and six months ended June 30, 2025, the Company recognized interest expense related to the Term Loans of $0.05 million and $0.1 million, respectively, and interest expense related to accretion of the final repayment of $33,000 and $65,000, respectively.

As of June 30, 2026, the Term Loans were fully paid off and there was no remaining balance related to the Term Loans.

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the condensed consolidated statements of operations.

The Company incurred $142,000 in debt issuance costs related to the Loan Agreement at its onset. For the three and six months ended June 30, 2025, the Company recorded $9,000 and $18,000, respectively, in amortization of debt issuance costs to interest expense in the condensed consolidated statements of operations. The Company did not record any amortization of debt issuance costs for the three and six months ended June 30, 2026.

7.
Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
(In thousands)	2026	2025
Employee and board compensation	$1,712	$757
Payroll tax liability	12,155	26
Contract research services	177	286
Contract manufacturing services	186	290
Professional services	653	252
Total	$14,883	$1,611

Payroll tax liability as of June 30, 2026 was primarily related to restricted stock units granted to certain executives in the second quarter of 2026.

8.
License Agreements

Ascendant Health Sciences Ltd. License Agreement

On April 30, 2026, the Company entered into a License Agreement (the “License Agreement”) with Ascendant. Pursuant to the License Agreement and subject to certain rights retained by the Licensor, the Licensor granted the Company: (1) the exclusive and sublicensable rights to develop, manufacture, commercialize and otherwise exploit the Licensor’s anti-IgE monoclonal antibody known as Ascendant-221, which was formerly known as UB-221 (together with certain related molecules, the “Licensed Molecules”) and products containing a Licensed Molecule (collectively, the “Licensed Products”) throughout the world (except the mainland of China, Hong Kong, Macau and Taiwan (together, the “Ascendant Territory”)) (such territory of the Company, the “Cue Territory”) for any and all uses; and (2) the non-exclusive and sublicensable rights to manufacture the Licensed Molecules and Licensed Products in the Ascendant Territory solely for the purposes of developing and commercializing the Licensed Molecules and Licensed Products in

the Cue Territory.

As consideration for the rights granted to the Company by the Licensor, the Company paid the Licensor $15.0 million as the upfront payment, and will pay up to an aggregate of $676.5 million in additional potential milestone payments, and tiered royalty payments (at percentages ranging from high single-digit to low double-digit) on future net sales of Licensed Products. The additional milestone payments include $5.0 million upon the completion of manufacturing technology transfer, $6.5 million upon the completion of data and know-how transfer, up to $205.0 million upon the achievement of specified development and regulatory milestone events, including upon receipt of threshold data from a specified Phase 2 clinical trial, and up to $460.0 million upon the achievement of specified commercial milestone events. In the event the Company grants a sublicense of its rights under the License Agreement within the first 18 months after the effective date of the License Agreement, certain sublicensing revenues received by the Company will be shared with Licensor at specified percentages between 20% and 40% for a period of up to 18 months after the effective date. In addition, in the event of a specified change of control transaction with respect to the Company within the first 18 months after the effective date of the License Agreement, certain milestone payments will accelerate, in an amount up to $215.0 million.

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

In connection with the execution of the License Agreement, on April 30, 2026, the Company and the Licensor also entered into a securities purchase agreement (the “Purchase Agreement”), pursuant to which the Company agreed to issue to the Licensor at an initial closing (the “Initial Closing”) pre-funded warrants (the “Initial Closing Pre-Funded Warrants” or the “Ascendant Pre-Funded Warrants”) to purchase up to 551,724 shares of common stock of the Company, as partial consideration for the license and rights granted under the License Agreement. The exercise price of the Initial Closing Pre-Funded Warrants is $0.001 per share. The Initial Closing occurred on May 4, 2026. Pursuant to the terms of the Purchase Agreement, and subject to and contingent upon the achievement of specified clinical and financial milestones (the “Top-Up Milestones”), the Company has agreed to issue to the Licensor at a second closing (the “Top-Up Closing”) the Top-Up Shares such that, when combined with the shares of common stock issuable upon exercise of the Initial Closing Pre-Funded Warrants (the "Initial Closing Pre-Funded Warrant Shares"), the Licensor will beneficially own a number of shares of common stock (directly or indirectly) equal to no less than 7.5% of the Outstanding Capital Stock (as defined in the Purchase Agreement) immediately following achievement of the final Top-Up Milestone; provided that the aggregate value of all such securities issued to the Licensor under the Purchase Agreement (determined by multiplying (x) the sum of the Top-Up Shares and the Licensor Warrant Shares (as defined below) by (y) the closing price of the common stock on the Nasdaq Stock Market on the date of achievement of the final Top-Up Milestone) will be no less than $15.0 million (the “Value Threshold”). If the dollar value of such securities exceeds the Value Threshold, the Purchase Agreement provides that the Licensor will be entitled to be issued all such securities at the Top-Up Closing with no cap on the aggregate dollar value of the issuable securities, except that the Company will not issue any Top-Up Shares to the Licensor to extent that such issuance would require approval of the Company’s stockholders in order to satisfy applicable listing rules of the Nasdaq Stock Market, including without limitation Nasdaq Listing Rule 5635, without first obtaining such stockholder approval (any such Top-Up Shares, the “Excess Shares”) and, in such event, the Company will instead issue to the Licensor pre-funded warrants to purchase the number of shares of common stock equal to the Excess Shares (the “Top-Up Pre-Funded Warrants”), which Top-Up Pre-Funded Warrants will only be exercisable following receipt of approval by the Company’s stockholders of the issuance of shares of common stock upon exercise of such Top-Up Pre-Funded Warrants (the “Top-Up Pre-Funded Warrant Shares”) in accordance with the applicable listing rules of the Nasdaq Stock Market, including Nasdaq Listing Rule 5635. “Licensor Warrant Shares” means the Initial Pre-Funded Warrant Shares and the shares of common stock issuable upon exercise of the Top-Up Pre-Funded Warrant Shares (as discussed above).

The Company accounted for the License Agreement and Purchase Agreement as a combined contract. The licenses and rights granted to the Company all pertain to in-process research and development ("IPR&D") assets as the underlying Licensed Products are still under development (in clinical trials). Since the acquired set does not meet the definition of a business, the purchase of the IPR&D assets was accounted for as an asset acquisition under ASC 805-50.

The initial cost of the IPR&D asset was equal to $35.1 million, which is comprised of the upfront cash payment of $15.0 million, the fair value of the Initial Closing Pre-Funded Warrants of $16.5 million, and the initial fair value of the contingently issuable Top-Up Shares of $3.65 million. As the IPR&D assets do not have alternative future uses, the initial cost of the IPR&D assets was expensed immediately.

As of June 30, 2026, the Company recognized a liability of $5.7 million related to the Top-Up Obligation, which is included in non-current liabilities in the accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2026, the Company recognized a $2.1 million loss from changes in the fair value of the Top-Up Obligation, which is included in other income (expense), net in the accompanying condensed consolidated statements of operations. See discussion of Top-Up Shares in Note 3.

As the contingent consideration settled in cash are not accounted for as derivatives under ASU 2025-07, the contingent consideration will be recognized when probable and reasonably estimable. Contingent consideration related to (i) development milestones will be expensed as incurred under ASC 730, (ii) regulatory milestones will be capitalized as intangible asset(s) under ASC 350, and (iii) commercial milestones and royalties will be expensed as cost of goods sold as the underlying net sales of the Licensed Products occur.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. Payments made upon achievement of milestones are nonrefundable and are not creditable against any other payment due to Einstein. At June 30, 2026, the Company had made aggregate payments totaling $3.89 million since inception with respect to achievement of these milestones.
•
Incur minimum product development costs until the first commercial sale of the first Einstein Licensed Product.

The Einstein License requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein.

The Einstein License expires upon the expiration of the Company’s last obligation to make royalty payments to Einstein which may be due with respect to certain Einstein Licensed Products, unless terminated earlier under the provisions thereof. The Einstein License includes certain termination provisions if the Company fails to meet its obligations thereunder. The Company was in compliance with its obligations under the Einstein License at June 30, 2026 and December 31, 2025.

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

23

9.
Stock-Based Compensation

Stock Option Valuation

For stock options requiring an assessment of value during the six months ended June 30, 2026 and 2025, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

June 30, 2026
Risk-free interest rate	3.92 - 4.19%
Expected dividend yield	0%
Expected volatility	88.60% - 104.03%
Expected life	5.50 to 6.25 years

June 30, 2025
Risk-free interest rate	4.05% - 4.46%
Expected dividend yield	0%
Expected volatility	86.46% - 88.15%
Expected life	5.50 to 6.25 years

A summary of stock option activity for the six months ended June 30, 2026 is as follows:

	Number of Shares*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2025	424,910	$116.68	6.79
Granted	1,320,053	29.85	—
Exercised	(43,390)	18.82	—
Forfeited	(113,684)	28.66	—
Expired	(24,094)	228.53	—
Stock options outstanding at June 30, 2026	1,563,795	50.78	9.07
Stock options exercisable at June 30, 2026	351,300	$121.44	6.52

The aggregate intrinsic value of exercisable but unexercised in-the-money stock options at June 30, 2026 was $0.4 million, with a weighted average remaining contractual term of 6.52 years. The aggregate intrinsic value of options is calculated as the difference of the market close price of $31.56 on June 30, 2026 and the exercise price.

During the three and six months ended June 30, 2026, the Company recognized $3.9 million in stock-based compensation related to stock option activity. As of June 30, 2026, total unrecognized stock-based compensation expense was $28.6 million, which is expected to be recognized as an operating expense in the Company’s condensed consolidated statements of operations over the weighted average remaining period of 9.07 years.

During the three and six months ended June 30, 2026, the Company granted stock options to purchase 1.3 million shares of common stock with a weighted average grant date fair value of $29.96 per share and stock options to purchase 1.3 million shares of common stock with a weighted average grant date fair value of $29.85 per share, respectively.

During the three and six months ended June 30, 2025, the Company granted stock options to purchase 1.6 thousand shares of common stock with a weighted average grant date fair value of $18.60 per share and stock options to purchase 64.6 thousand shares of common stock with a weighted average grant date fair value of $29.70 per share, respectively.

Restricted Stock Units

On May 1, 2026, the Company granted 655,071 restricted stock units (“RSUs”) to certain executives with a grant date fair value of $30.42 per share. The RSUs vested immediately on grant date.

The following table summarizes the RSU activity under the 2026 Inducement Plan for the six months ended June 30, 2026:

24

Restricted Securities	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2025	—	$—
Granted	655,071	30.42
Vested/Released	(655,071)	30.42
Nonvested balance at June 30, 2026	—	$—

The Company recognized $19.9 million in stock-based compensation during the three and six months ended June 30, 2026 related to RSU activity. As of June 30, 2026, there was no unrecognized stock-based compensation.

Stock-based Compensation

Stock-based compensation for the three and six months ended June 30, 2026 and 2025 was included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
General and administrative	$20,336	$580	$20,355	$1,275
Research and development	3,502	683	3,531	1,326
Total stock-based compensation	$23,838	$1,263	$23,886	$2,601

Stock-based compensation for the three and six months ended June 30, 2026 and 2025 by type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Stock options	$3,911	$1,263	$3,959	$2,601
RSUs	19,927	—	19,927	—
Total stock-based compensation	$23,838	$1,263	$23,886	$2,601

10.
Warrants

Information with respect to the Company's outstanding warrants as of June 30, 2026 is as follows:

	Warrants Issued November 2022	Warrants Issued September 2024	Warrants Issued April 2025	Warrants Issued December 2025	Warrants Issued May 2026	Warrants Issued to Ascendant in 2026
Outstanding common stock warrants	306,280	197,190	202,640	543,172	1,342,732	—
Outstanding pre-funded warrants	—	315,706	337,552	721,532	1,816,048	551,724
Weighted average exercise price of common stock warrants	$117.90	$15.00	$23.70	$9.00	$11.00	$—
Weighted average exercise price of pre-funded warrants	$—	$0.030	$0.030	$0.030	$0.001	$0.001
Weighted average contract remaining life (in years)	1.38	3.25	3.80	4.47	4.85	9.85

In connection with the private placement securities purchase agreement and the Ascendant License Agreement entered into on April 30, 2026, the Company issued the May 2026 Pre-Funded Warrants, May 2026 Warrants, and Ascendant Pre-Funded Warrants, each of which was initially classified as a liability and measured at fair value, as share settlement was contingent upon the Issuance Stockholder Approval, which was outside the Company's control. The Company's stock price increased from $14.74 on the April 30, 2026 pricing date to $29.85 on the May 2026 Offering Closing Date, causing the aggregate fair value of the instruments to exceed the proceeds received and resulting in a loss upon issuance of $90.0 million, which included issuance costs of $2.5 million. The fair value of these instruments declined through June 1, 2026, when the Issuance Stockholder Approval was obtained and the instruments were reclassified to permanent equity, after which they are no longer subject to remeasurement. See Note 3 for the initial fair value and change in fair value of the May 2026 Pre-Funded Warrants, May 2026 Warrants, and Ascendant Pre-Funded Warrants.

25

The initial fair value of the Ascendant Pre-Funded Warrants, together with the initial fair value of the contingent obligation to issue the Top-Up Shares, was recognized as consideration for the acquired license and recorded within research and development license expense. The initial fair value of the May 2026 Pre-Funded Warrants and May 2026 Warrants in excess of the proceeds received under the May 2026 Offering, and all subsequent changes in the fair value of the liability-classified instruments through the date of the Issuance Stockholder Approval, were recognized within other income (expense). See Note 3 for the initial fair value and change in fair value of the May 2026 Pre-Funded Warrants, May 2026 Warrants, and Ascendant Pre-Funded Warrants.

26

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

Collaboration revenue for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Collaboration revenue	$7,877	$2,954	$13,563	$3,374

Revenue for the three and six months ended June 30, 2026 and June 30, 2025 was recognized over time.

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

As of June 30, 2026, both Ono and the Company have satisfied all of their performance obligations and made all outstanding payments required under the agreement. For the three and six months ended June 30, 2026, the Company did not recognize any revenue related to the Ono Collaboration and Option Agreement. For each of the three and six months ended June 30, 2025, the Company recognized revenue of $0.4 million related to the Ono Collaboration and Option Agreement. The Company did not record short or long-term research and development liabilities on its condensed consolidated balance sheets dated June 30, 2026 and December 31, 2025, as the performance obligation has been met and completed.

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

Pursuant to the terms of the BI Collaboration and License Agreement, the Company received an upfront payment of $10.1 million in cash in the second quarter of 2025, which is net of $1.9 million of German withholding taxes that the Company expects to be refunded in the second half of 2026. The withholding has been recorded as a foreign withholding tax receivable at June 30, 2026 and December 31, 2025 on the Company's condensed consolidated balance sheets. The Company will also be eligible to receive up to an aggregate of approximately $345.0 million in success-based research, development and commercial milestone payments, beginning with two preclinical development milestones, as well as royalty payments on net sales. The royalty payments will be subject to reduction due to patent expiration, payments made under certain licenses for third-party intellectual property and generic competition. BI has agreed to reimburse the Company for agreed upon costs incurred in conducting research during the BI Research Term, including certain pass through costs from third party contractors and full-time employee salaries.

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

For the three and six months ended June 30, 2026, the Company recognized revenue of $7.6 million and $13.3 million related to the BI Collaboration and License Agreement, respectively. For the three and six months ended June 30, 2025, the Company recognized revenue of $2.9 million related to the BI Collaboration and License Agreement. The Company recorded accounts receivable of $0.1 million and $0.5 million on its condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. The Company did not record short or long-term research and development liabilities on its condensed consolidated balance sheets dated June 30, 2026, as the research term is substantially completed. The Company recorded short-term research and development liabilities of $5.3 million on its condensed consolidated balance sheets as of December 31, 2025.

On April 1, 2026, the Company received notice from BI that BI had approved selection of its first compound for lead optimization under the BI Collaboration and License Agreement. This preclinical milestone event triggered a $7.5 million payment to the Company, which was received in May 2026.

The Company considered the capitalization of contract costs under the guidance in ASC Topic 340-40, Other Assets and Deferred Costs: Contracts with Customers, as it relates to the BI Collaboration and License Agreement. The Company capitalized license expenses of approximately $1.1 million, paid to Einstein pursuant to the Einstein License which requires the Company to pay a percentage of sublicenses related to the Company’s patent rights for components of its core technology that is licensed from Einstein. As of December 31, 2025, $0.5 million was included in prepaid expenses and other short-term assets related to the BI Collaboration and License Agreement. This amount is comprised of approximately $1.1 million of capitalized license expenses related to the up-front payment received from BI in May 2025, net of accumulated amortization of approximately $0.6 million. As of June 30, 2026, the capitalized license expenses were fully amortized as the performance obligation had been met and was completed. The Company also accrued $0.2 million to be paid when the German withholding tax refund is received in other current payable on its condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025.

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

For the three and six months ended June 30, 2026, the Company recognized revenue of $0.3 million related to the IMSCP Collaboration and License Agreement. The Company recorded accounts receivable from IMSCP of $5.3 million and $5.0 million on its condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025, respectively.

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

The Company pays $0.1 million in annual maintenance license fees to Einstein, which are amortized equally throughout the year. The Company incurred less than $0.1 million in annual maintenance fees for each of the three and six months ended June 30, 2026 and 2025.

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

Ascendant License Agreement

The Company’s remaining commitments with respect to the Ascendant License Agreement are based on the attainment of future milestones. The aggregate amount of milestone payments made under the Ascendant License Agreement may equal up to $676.5 million in additional potential milestone payments, and tiered royalty payments (at percentages ranging from high single-digit to low double-digit) on future net sales of Licensed Products. In the event the Company grants a sublicense of its rights under the License Agreement within the first 18 months after the effective date of the License Agreement, certain sublicensing revenues received by the Company will be shared with Licensor at specified percentages between 20% and 40% for a period of up to 18 months after the effective date. In addition, in the event of a specified change of control transaction with respect to the Company within the first 18 months after the effective date of the License Agreement, certain milestone payments will accelerate, in an amount up to $215.0 million. See discussion of the Ascendant License Agreement in Note 8.

Pursuant to the Purchase Agreement with Ascendant, the Company may be required to issue Top-Up Shares, or, if stockholder approval is required for the issuance of such shares, the Top-Up Pre-Funded Warrants, upon the achievement of specified clinical and financial milestones. The number of Top-Up Shares to be issued is variable and is designed to provide Ascendant with beneficial ownership of no less than 7.5% of the Company's outstanding common stock immediately following the achievement of the final milestone, subject to the terms and conditions of the agreement.

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

The Company may be subject to various legal proceedings from time to time as part of its business. As of June 30, 2026, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

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

For each of the three months ended June 30, 2026 and 2025, the Company recorded $0.1 million in interest expense to the lease liability. For each of the three months ended June 30, 2026 and 2025, the Company recorded $0.2 million in interest expense to the lease liability.

At June 30, 2026, operating lease right-of-use assets totaled $3.0 million. Corresponding operating lease liabilities totaled $3.1 million, of which $1.6 million were recorded in current liabilities, and $1.4 million were recorded in long-term liabilities on the Company’s condensed consolidated balance sheets.

As of both June 30, 2026 and December 31, 2025, security deposits of $0.5 million related to the 40G Additional Laboratory Lease were included in deposits on the Company’s condensed consolidated balance sheets.

Future minimum lease payments under these leases at June 30, 2026 are as follows:

(in thousands)
2026 (remaining 6 months)	$921
2027	1,894
2028	553
Total lease payments	3,368
Less: imputed interest	(291)
Present value of lease payments	$3,077

Rent expense of $0.5 million and $0.9 million was included in the condensed consolidated statements of operations for the three and six months ended June 30, 2026, respectively. Rent expense of $0.8 million and $1.6 million was included in the condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (years)	1.79	2.12
Weighted average discount rate	9.75%	9.77%

14.
Subsequent Events

Private Placement

On July 9, 2026, the Company entered into a securities purchase agreement with the July 2026 Investors in a private placement to issue 1,418,071 shares of the Company’s common stock and to certain July 2026 Investors pre-funded warrants to purchase up to 87,500 shares of common stock. The Company received net proceeds of approximately $49.8 million from the July 2026 Private Placement after deducting legal fees. See Note 2 for further discussion. In connection with the July 2026 Private Placement, the Company entered into a registration rights agreement, dated July 9, 2026, with the July 2026 Investors, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the Securities (the “Registrable Securities”) within 30 days following the closing of the July 2026 Private Placement, which registration statement was filed by the Company with the SEC on August 12, 2026. The Company has agreed to use reasonable best efforts to cause such registration statement to be declared effective as promptly as possible but no later than the earlier of (i) the 60th calendar day following the initial filing date of such registration statement if the SEC notifies the Company that it will review such registration statement and (ii) the fifth business day after the Company is notified by the SEC that such registration statement will not be reviewed or will not be subject to further review. The Company has also agreed to keep such registration statement continuously effective until the date the Registrable Securities covered by such registration statement have been sold or cease to be Registrable Securities. The Company has agreed to be responsible for all fees and expenses incurred in connection with the registration of the Registrable Securities. The Company has granted the Investors customary indemnification rights in connection with the registration statement. The Investors have also granted the Company customary indemnification rights in connection with the registration statement.

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

Overview

We are a clinical-stage biopharmaceutical company focused on advancing a portfolio of potentially transformative therapies aimed at enabling functional cures across immunological disorders. Our lead asset, CUE-221, is a novel humanized anti-IgE monoclonal antibody with a dual-mechanism of action currently in Phase 2 development for allergic diseases. In addition, we developed the Immuno-STAT® platform designed to engineer therapies that selectively target disease-specific T cells in vivo without broad immune modulation. Our lead autoimmune candidate, CUE-401, is advancing towards Phase 1 development and was designed to regulate inflammation and drive Treg-mediated tolerance.

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

We have recently submitted an Investigational New Drug, or IND, to the U.S. Food and Drug Administration, or FDA, to expand development into food allergy. CUE-221 is currently being evaluated in a Phase 2 clinical trial in chronic spontaneous urticaria, or CSU, by Ascendent Health’s related company Genesis Life Sciences. The Phase 2 clinical trial is a placebo-and active-comparator-controlled dose-ranging study in CSU in China with clinical results expected by the end of the third quarter of 2026. We intend to initiate a global Phase 2b trial in food allergy, following completion of the Ascendant Phase 2 study and review of the data.

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

Our lead autoimmune candidate within the Immuno-STAT® platform, CUE-401, is an IND ready, bifunctional therapeutic that incorporates an innovative TGF-beta breathing-mask moiety with our clinically validated interleukin-2, or IL-2, mutein in a single injectable biologic. The design of CUE-401 was validated by Nobel Prize winning science in 2025 for the role of IL-2 and TGF-beta as essential components in helping establish immune tolerance by regulating FOXP3 signaling. CUE-401 is designed to promote immune regulation and tolerance by three complementary mechanisms: direct regulation of proinflammatory mechanisms by TGF-beta; expansion of existing Tregs by IL-2, and conversion of FOXP3- conventional

CD4+ T cells into FOXP3+ induced Tregs through the coordinated provision of TGF-beta and IL-2 signals, both of which are required for the de novo induction of FOXP3 expression.

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

Liquidity

We have incurred significant losses since our inception and have never generated revenue or profit from product sales, and it is possible we will never generate revenue or profit from product sales. During the three months ended June 30, 2026, we had one-time cash outflows related to the license agreement with Ascendant totaling approximately $28 million, which consisted primarily of a $15 million upfront payment to Ascendant and other one-time legal fees, consulting fees and employee related costs. As of June 30, 2026 we had cash and cash equivalents of $17.4 million. Based on our current operating plans, we believe that our cash and cash equivalents as of June 30, 2026, together with the net proceeds we received from our July 2026 private placement, will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance date of our condensed consolidated financial statements included in this Quarterly Report. We have based our estimate as to how long we expect we will be able to fund our obligations on assumptions that may prove to be wrong and we may use our available capital resources sooner than we currently expect. Beyond that, we will need to raise substantial additional capital to fund our future operations. We expect to finance our future cash needs through a combination of equity offerings, collaborations, and other strategic alliances. Volatility in capital markets and general economic conditions in the U.S. may be a significant obstacle to raising the required funds and, as a result, we may be unable to secure the necessary funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, we may be forced to delay, reduce or discontinue our product development programs or consider other various strategic alternatives, including the sale or disposition of our rights or assets or our dissolution and liquidation with little or no return to investors. Any such change in our product development programs or strategic alternatives may have a material adverse effect on the price per share of our common stock.

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

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2025 Annual Report may have the greatest potential impact on our financial statements, so we consider those estimates, assumptions and judgments to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2026.

Recent Accounting Pronouncements and Adopted Standards

A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Reverse Stock Split

We held our 2026 annual meeting of stockholders on April 13, 2026, where our stockholders approved a reverse stock split at a ratio within a range of 1-for-30 and 1-for-50 and granted our board of directors, or the Board, the discretion to determine the timing and ratio of the split within such range. On April 13, 2026, our Board determined to effect the reverse stock split of the common stock at a 1-for-30 ratio, or the Reverse Split, and approved the filing of a charter amendment to our Certificate of Incorporation to effect the Reverse Split. On April 22, 2026, we filed the charter amendment with the Delaware Secretary of State to effect the Reverse Split at 5:00 P.M. Eastern Time on April 23, 2026, or the Effective Time. At the Effective Time, every 30 shares of issued and outstanding common stock were automatically combined into one issued share of common stock, with no change in par value. No fractional shares were issued as a result of the Reverse Split. Stockholders of record who would otherwise hold fractional shares of our common stock as a result of the Reverse Split were entitled to receive a cash payment in lieu of such fractional shares. The Reverse Split did not modify any voting rights or other terms of the common stock. Our common stock began trading on a Reverse Split-adjusted basis on The Nasdaq Capital Market on April 24, 2026. The Reverse Split was implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of our common stock on the Nasdaq Capital Market. The Reverse Split did not proportionately reduce the total number of shares of our capital stock and common stock that we are authorized to issue. Unless otherwise indicated, all issued, and outstanding stock and per share amounts have been adjusted to reflect the Reverse Split for all prior periods presented. Proportionate adjustments for the Reverse Split were made to the exercise prices and number of shares issuable under our equity incentive plans, and the number of shares underlying outstanding equity awards, as applicable. In connection with such proportionate adjustments, the number of shares of common stock issuable upon exercise of outstanding stock options and warrants was rounded down to the nearest whole share, and the exercise prices of outstanding stock options and warrants were rounded up to the nearest cent. On May 8, 2026, we received notification from The Nasdaq Stock Market that, since the closing bid price of our common stock had been at $1.00 per share or greater for ten consecutive business days, from April 24 through May 7, 2026, we regained compliance with the minimum bid price requirement for continued listing, and this matter is now closed.

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
•
Make significant payments based upon the achievement of certain milestones, as defined in the Einstein License. As of June 30, 2026, two of these milestones had been achieved, as we had filed an IND application in 2019, and initiated an investigator sponsored Phase 1b neoadjuvant clinical trial for CUE-101 in locally advanced head and neck squamous cell carcinoma in 2021.
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

As of June 30, 2026, we were in compliance with our obligations under the Einstein License.

We account for the costs incurred in connection with the Einstein License in accordance with Accounting Standards Codification, or ASC, Topic 730, Research and Development.

We pay $0.1 million in annual maintenance license fees to Einstein, which are amortized equally throughout the year. We incurred less than $0.1 million in annual maintenance fees for each of the three and six months ended June 30, 2026 and 2025. Such costs are included in research and development costs in our condensed consolidated statements of operations.

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

Both we and Ono have satisfied all of our respective performance obligations and made all outstanding payments under the agreement as of June 30, 2026. For the three and six months ended June 30, 2026, we did not recognize any revenue related to the Ono Collaboration and Option Agreement. For each of the three and six months ended June 30, 2025, we recognized revenue of $0.4 million related to the Ono Collaboration and Option Agreement. As of June 30, 2026, we had recorded $14.8 million in collaboration revenue related to this agreement since the agreement was entered into.

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

Pursuant to the terms of the BI Collaboration and License Agreement, we received an upfront payment of $10.1 million in cash in the second quarter of 2025, which is net of $1.9 million of German withholding taxes that we expect to be refunded in the second half of 2026. We will also be eligible to receive up to an aggregate of approximately $345.0 million in success-based research, development and commercial milestone payments, beginning with two preclinical development milestones, as well as royalty payments on net sales. The royalty payments will be subject to reduction due to patent expiration, payments made under certain licenses for third-party intellectual property and generic competition. BI has agreed to reimburse us for agreed upon costs incurred in conducting research during the BI Research term, including certain pass-through costs from third party contractors and full-time employee salaries.

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

For the three and six months ended June 30, 2026, we recognized revenue of $7.6 million and $13.3 million related to the BI Collaboration and License Agreement, respectively. For the three and six months ended June 30, 2025, we recognized revenue of $2.9 million related to the BI Collaboration and License Agreement. We recorded accounts receivable of $0.1 million and $0.5 million on our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. We did not record short or long-term research and development liabilities on our condensed consolidated balance sheets dated June 30, 2026, as the research term is substantially completed. We recorded short-term research and development liabilities of $5.3 million on our condensed consolidated balance sheets as of December 31, 2025.

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

For the three and six months ended June 30, 2026, we recognized revenue of $0.3 million related to the IMSCP Collaboration and License Agreement. We recorded accounts receivable from IMSCP of $5.3 million and $5.0 million on our condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025, respectively.

See Note 11 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional discussion of the IMSCP Collaboration and License Agreement.

Ascendant License Agreement

On April 30, 2026, we entered into a License Agreement, or the License Agreement, with Ascendant Health, or the Licensor. Pursuant to the License Agreement and subject to certain rights retained by the Licensor, the Licensor granted us: (1) the exclusive and sublicensable rights to develop, manufacture, commercialize and otherwise exploit the Licensor’s anti-IgE monoclonal antibody known as Ascendant-221, which was formerly known as UB-221 (together with certain related molecules, or the Licensed Molecules) and products containing a Licensed Molecule (or, collectively, the Licensed Products) throughout the world (except the mainland of China, Hong Kong, Macau and Taiwan (or, together, the Ascendant Territory)) (such territory of the Company, the Cue Territory) for any and all uses; and (2) the non-exclusive and sublicensable rights to manufacture the Licensed Molecules and Licensed Products in the Ascendant Territory solely for the purposes of developing and commercializing the Licensed Molecules and Licensed Products in the Cue Territory.

As consideration for the rights granted to us by the Licensor, we paid the Licensor $15.0 million as the upfront payment, and will pay up to an aggregate of $676.5 million in additional potential milestone payments, and tiered royalty payments (at percentages ranging from high single-digit to low double-digit) on future net sales of Licensed Products. The additional milestone payments include $5.0 million upon the completion of manufacturing technology transfer, $6.5 million upon the completion of data and know-how transfer, up to $205.0 million upon the achievement of specified development and regulatory milestone events, including upon receipt of threshold data from a specified Phase 2 clinical trial, and up to $460.0 million upon the achievement of specified commercial milestone events. In the event we grant a sublicense of its rights under the License Agreement within the first 18 months after the effective date of the License Agreement, certain sublicensing revenues received by us will be shared with Licensor at specified percentages between 20% and 40% for a period of up to 18 months after the effective date. In addition, in the event of a specified change of control transaction with respect to us within the first 18 months after the effective date of the License Agreement, certain milestone payments will accelerate, in an amount up to $215.0 million.

See Note 8 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional discussion of the Ascendant Health License Agreement.

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

Research and Development Expenses

Research and development expenses consist primarily of compensation costs, license fees, fees paid to consultants, outside service providers and organizations (including research institutes at universities), facility costs, and development and clinical trial costs with respect to our drug product candidates. We utilize our employee and infrastructure resources across multiple research and development programs, and do not track these costs by project. We believe the attempted allocation of these costs by project would be arbitrary and not meaningful.

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

The following table summarizes our research and development expenses by category for the three months ended June 30, 2026 and 2025 (in millions):

	June 30,
	2026	2025
Employee compensation	$9.2	$2.4
License fees	36.0	—
Clinical trial costs	0.7	0.9
Facilities and overhead	0.7	1.3
Contract manufacturing costs	1.1	1.8
Lab costs	0.1	0.3
Professional fees	1.2	1.2
Total	$49.0	$7.9

The following table summarizes our research and development expenses by category for the six months ended June 30, 2026 and 2025 (in millions):

	June 30,
	2026	2025
Employee compensation	$10.8	$5.5
License fees	36.0	0.1
Clinical trial costs	1.3	2.7
Facilities and overhead	1.8	2.6
Contract manufacturing costs	3.0	3.7
Lab costs	0.4	0.5
Professional fees	2.6	1.4
Total	$55.9	$16.5

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

Interest Expense

We incurred interest expense from borrowings under our Loan and Security Agreement, as amended, or the Loan Agreement, with Silicon Valley Bank, a division of First Citizens Bank & Trust Company, or SVB. As of June 30, 2026, the loan principal balance was fully paid off. Beginning in 2026, we incurred interest expense from the financing of insurance payments.

Results of Operations

Three Months Ended June 30, 2026 and 2025

Our condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025, as discussed herein, are presented below in thousands.

	Three Months Ended June 30,
	2026	2025
Collaboration revenue	$7,877	$2,954
Operating expenses:
General and administrative	46,565	3,679
Research and development	49,007	7,910
Total operating expenses	95,572	11,589
Loss from operations	(87,695)	(8,635)
Other income (expense):
Interest income	157	198
Interest expense	(5)	(45)
Loss on issuance of liability-classified warrants and related issuance costs	(90,011)	—
Changes in fair value of financial instruments	24,487	—
Total other income (expense), net	(65,372)	153
Net loss	$(153,067)	$(8,482)

Collaboration Revenue

Collaboration revenue increased by $4.9 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to more revenue earned during the three months ended June 30, 2026 compared to revenue earned during the three months ended June 30, 2025 from our BI Collaboration and License Agreement due to a preclinical milestone event triggered in the second quarter of 2026.

General and Administrative Expenses

General and administrative expenses increased by $42.9 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to an increase of $40.6 million in employee compensation, which is comprised of a $19.7 million increase in stock-based compensation and a $19.3 million increase in payroll tax expense related to one-time restricted stock units granted in the second quarter of 2026, a $1.0 million increase in salary expense, and a $0.6 million increase in severance expense. In addition, professional fees increased by $2.2 million due to higher one-time legal fees incurred related to the License Agreement with Ascendant and related filings with the Securities and Exchange Commission, or the SEC.

Research and Development Expenses

Research and development expenses increased by $41.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to expenses totaling $35.1 million associated with the License Agreement with Ascendant. These comprised of a one-time $15.0 million upfront cash payment and non-cash items comprising of $20.1 million related recognition of initial fair value of pre-funded warrants issued to Ascendant (the “Ascendant Pre-Funded Warrants”) as well as related top-up share obligations. In addition, the increase also included an increase in compensation expense of $6.8 million, which comprised a $3.3 million increase in stock-based compensation expense and a $3.5 million increase in payroll tax expense related to one-time restricted stock units granted in the second quarter of 2026, an increase in license fees of $0.9 million associated with the Einstein License Agreement, partially offset by a $0.7 million decrease in manufacturing costs, a $0.6 million decrease in facility costs, and a $0.4 million decrease in clinical trial and lab costs.

Interest Income

Interest income remained approximately the same for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Interest Expense

Interest expense decreased by less than $0.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Interest expense incurred during the three months ended June 30, 2026 consisted of interest related to the financing of insurance payments. Interest expense incurred during the three months ended June 30, 2025 consisted of interest incurred from borrowings under our Loan Agreement with SVB, which was repaid in full in December 2025.

Loss on Issuance of Liability-Classified Warrants and related Issuance Costs

In May 2026, we issued the May 2026 Pre-Funded Warrants (as defined below), May 2026 Warrants (as defined below), and Ascendant Pre-Funded Warrants, each of which was initially classified as a liability and measured at fair value. Due to our stock price increasing from the April 30, 2026 pricing date to the closing date of the May 2026 Offering (as described below), the aggregate fair value of the instruments exceeded the proceeds received, resulting in a loss upon issuance and related issuance costs of $90.0 million.

Changes in Fair Value of Financial Instruments

The May 2026 Pre-Funded Warrants, May 2026 Warrants, and Ascendant Pre-Funded Warrants were all initially classified as liabilities measured at fair value. All subsequent changes in the fair value of the liability-classified instruments through the date of stockholder approval in accordance with the listing standards of the Nasdaq Stock Market of the issuance of shares of common stock upon excise of the warrants (the “Issuance Stockholder Approval"), were recognized within other income (expense). The related top-up share obligations remain classified as a liability and are remeasured at fair value at each reporting date, with the changes in fair value recognized within other income (expense). See Note 3 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional discussion of the May 2026 Pre-Funded Warrants, May 2026 Warrants, and Ascendant Pre-Funded Warrants.

Six Months Ended June 30, 2026 and 2025

Our condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025, as discussed herein, are presented below in thousands.

	Six Months Ended June 30,
	2026	2025
Collaboration revenue	$13,563	$3,374
Operating expenses:
General and administrative	50,717	7,852
Research and development	55,904	16,457
Gain on lease termination	(10)	—
Total operating expenses	106,611	24,309
Loss from operations	(93,048)	(20,935)
Other income (expense):
Interest income	336	368
Interest expense	(9)	(172)
Loss on issuance of liability-classified warrants and related issuance costs	(90,011)	—
Changes in fair value of financial instruments	24,487	—
Total other income (expense), net	(65,197)	196
Net loss	$(158,245)	$(20,739)

Collaboration Revenue

Collaboration revenue increased by $10.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to more revenue earned during the six months ended June 30, 2026 compared to revenue earned during the six months ended June 30, 2025 from our BI Collaboration and License Agreement due to the timing of activities and a preclinical milestone event triggered in the second quarter of 2026.

General and Administrative Expenses

General and administrative expenses increased by $42.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to an increase of $40.1 million in employee compensation, which was comprised of a $19.0 million increase in stock-based compensation and a $19.3 million increase in payroll tax expense related to one-time restricted stock units granted in the second quarter of 2026, a $1.0 million increase in salary expense, and a $0.8 million increase in severance expense. In addition, professional fees increased by $2.6 million due to higher legal fees incurred related to the private placement in the second quarter of 2026, the License Agreement with Ascendant, and related SEC filings.

Research and Development Expenses

Research and development expenses increased by $39.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to expenses totaling $35.1 million associated with the License Agreement with Ascendant. These comprised a one-time $15.0 million upfront cash payment and non-cash items comprising of $20.1 million related recognition of initial fair value of the Ascendant Pre-Funded Warrants as well as related top-up share obligations. In addition, the increase also included an increase in employee compensation expense of $5.3 million, which comprised of a $2.2 million increase in stock-based compensation expense and a $3.1 million increase in payroll tax expense related to restricted stock units granted in the second quarter of 2026, increases in legal fees of $1.2 million related to the private placement in the second quarter of 2026 and the License Agreement with Ascendant, and an increase in license fees of $0.8 million associated with the Einstein License Agreement, partially offset by a decrease in facilities costs of $0.8 million, a decrease in manufacturing costs of $0.7 million, and a decrease in clinical trial and lab costs of $1.5 million.

Interest Income

Interest income remained approximately the same for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Interest Expense

Interest expense decreased by $0.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Interest expense incurred during the six months ended June 30, 2026 consisted of interest related to the financing of insurance payments. Interest expense incurred during the six months ended June 30, 2025 consisted of interest incurred from borrowings under our Loan Agreement with SVB which was paid in full in December of 2025.

Loss on Issuance of Liability-Classified Warrants and related Issuance Costs

In May 2026, we issued the May 2026 Pre-Funded Warrants, May 2026 Warrants, and pre-funded warrants to Ascendant, each of which was initially classified as a liability and measured at fair value. Due to our stock price increasing from the April 30, 2026 pricing date to the closing date of the May 2026 Offering, the aggregate fair value of the instruments exceeded the proceeds received, resulting in a loss upon issuance and related issuance costs of $90.0 million.

Changes in Fair Value of Financial Instruments

The May 2026 Pre-Funded Warrants, May 2026 Warrants, and Ascendant Pre-Funded Warrants were all initially classified as liabilities measured at fair value. All subsequent changes in the fair value of the liability-classified instruments through the date of the Issuance Stockholder Approval, were recognized within other income (expense). The related top-up share obligations remain classified as a liability and are remeasured at fair value at each reporting date, with the changes in fair value recognized within other income (expense). See Note 3 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional discussion of the May 2026 Pre-Funded Warrants, May 2026 Warrants, and Ascendant Pre-Funded Warrants.

Liquidity and Capital Resources

We have financed our working capital requirements primarily through private and public offerings of equity securities, cash received under collaboration agreements, and borrowings under the Loan Agreement. At June 30, 2026, we had cash and cash equivalents totaling $17.4 million available to fund our ongoing business activities. Additional information concerning our financial condition and results of operations is provided in the financial statements included in this Quarterly Report on Form 10-Q.

The amounts that we actually spend for any specific purpose may vary significantly and will depend on a number of factors, including, but not limited to, our research and development activities and programs, clinical testing, regulatory approval, market conditions, and changes in or revisions to our business strategy and technology development plans.

On May 9, 2023, we filed a registration statement on Form S-3, which was declared effective on May 26, 2023 (File No. 333-271786), to register for sale from time to time up to $300 million of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units in one or more offerings. In anticipation of the expiration of this registration statement, on March 16, 2026, we filed a new registration statement on Form S-3, which was declared effective on March 31, 2026 (File No. 333-294366), to register for sale from time to time up to $300 million of our common stock, preferred stock, debt securities, warrants, subscription rights, and/or units in one or more offerings.

In October 2021, we entered into an open market sale agreement, or the ATM Sales Agreement, with Jefferies LLC, or Jefferies, to sell shares of our common stock for aggregate gross proceeds of up to $80.0 million, from time to time, through an "at-the-market" equity offering program under which Jefferies acts as sales agent. The ATM Sales Agreement will terminate upon the earliest of (a) the sale of $80.0 million of shares of our common stock pursuant to the ATM Sales Agreement or (b) the termination of the ATM Sales Agreement by us or Jefferies. During the three months ended June 30, 2026, there were no sales under the ATM Sales Agreement. During the six months ended June 30, 2026, we sold 34,652 shares of common stock under the ATM Sales Agreement for proceeds of $0.3 million, net of commissions paid, but excluding transaction expenses. During the three and six months ended June 30, 2025, we sold 36,566 shares of common stock under the ATM Sales Agreement for proceeds of $0.8 million, net of commissions paid, but excluding transaction expenses. As of June 30, 2026, we had sold an aggregate of 450,866 shares of common stock under the ATM Sales Agreement for proceeds of $43.2 million, net of commissions paid, but excluding transaction expenses, since its inception.

On April 30, 2026, we entered into a securities purchase agreement with accredited investors, pursuant to which we agreed to issue and sell to the investors in a private placement, or the May 2026 Offering, pre-funded warrants to purchase an aggregate of up to 2,727,272 shares of common stock, or the May 2026 Pre-Funded Warrants, and accompanying warrants, or the May 2026 Warrants, to purchase an aggregate of up to 1,363,636 shares of common stock (or, in certain circumstances, May 2026 Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $11.00 per May 2026 Pre-Funded Warrant and accompanying May 2026 Warrant. The exercise price of the May 2026 Pre-Funded Warrants is $0.001 per share. The exercise price of the May 2026 Warrants is $11.00 per share. The May 2026 Offering closed on May 4, 2026. We received net proceeds from the May 2026 Offering of approximately $27.6 million, after deducting placement agent fees and offering expenses. The May 2026 Pre-Funded Warrants are cashless exercisable. The May 2026 Warrants are exercisable at any time prior to five years after the closing date of the May 2026 Offering.

On July 9, 2026, we entered into a securities purchase agreement with accredited investors, including Cormorant Asset Management and Columbia Threadneedle Investments, pursuant to which we, in a private placement, agreed to issue and sell to the investors an aggregate of (i) 1,418,071 shares of common stock at a price per share of $33.21 and (ii) to certain investors, in lieu of shares of common stock, pre-funded warrants (the “June 2026 Pre-Funded Warrants”) to purchase up to 87,500 shares of common stock at a price per June 2026 Pre-Funded Warrant of $33.209 (the “June 2026 Private Placement”), for net proceeds of approximately $49.8 million. Each June 2026 Pre-Funded Warrant has an exercise price of $0.001 per share and is cashless exercisable. The July 2026 Private Placement closed on July 13, 2026.

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

Cash Flows

Based on our current plans and forecasted expenses, we believe our existing cash and cash equivalents as of June 30, 2026, together with the net proceeds we received from the July 2026 Private Placement, will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance date of our condensed consolidated financial statements included in this Quarterly Report. We have based our estimate as to how long we expect we will be able to fund our obligations on assumptions that may prove to be wrong and we may use our available capital resources sooner than we currently expect. However, we will need to raise substantial additional capital to fund our future operations. We expect to finance our future cash needs through a combination of equity offerings, collaborations, and other strategic alliances. Volatility in capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, we may be unable to secure the necessary funding on acceptable terms.

The following table summarizes our changes in cash, cash equivalents, and restricted cash for the six months ended June 30, 2026 and 2025 in thousands:

	Six Months Ended
	June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(39,946)	$(11,587)
Investing activities	(121)	(177)
Financing activities	30,323	16,798
Net change in cash, cash equivalents, and restricted cash	$(9,744)	$5,034

Operating Activities

Net cash used in operating activities totaled $39.9 million for the six months ended June 30, 2026 compared to $11.6 million for the six months ended June 30, 2025. The increase in cash used in operating activities of $28.4 million was primarily due to an increase in net loss adjusted for non-cash expenses, partially offset by an increase in cashflows from changes in deposits and other receivables.

Investing Activities

Net cash used in investing activities totaled $0.1 million for the six months ended June 30, 2026 compared to net cash used in investing activities of $0.2 million during the six months ended June 30, 2025. Cash used in investing activities remained relatively flat and was primarily due to purchases of property and equipment during the six months ended June 30, 2026 and 2025.

Financing Activities

Net cash provided by financing activities totaled $30.3 million for the six months ended June 30, 2026 compared to $16.8 million for the six months ended June 30, 2025. The increase of $13.5 million was primarily due to higher proceeds from the May 2026 Offering.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of our Immuno-STAT platform and continue ongoing and initiate new clinical trials of and seek marketing approval for our drug product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

•
continue the clinical development of CUE-221 and preclinical development of CUE-401 and the CUE-500 series (excluding CUE-501, which has been licensed to BI);
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

We currently believe that our existing cash and cash equivalents as of June 30, 2026, together with the net proceeds we received from the July 2026 Private Placement, will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance date of our condensed consolidated financial statements included in this Quarterly Report. We have based our estimate as to how long we expect we will be able to fund our obligations on assumptions that may prove to be wrong and we may use our available capital resources sooner than we currently expect.

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

Principal Commitments

Except as set forth below, there have been no material changes to our contractual obligations and commitments as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our 2025 Annual Report. Additional information regarding the Ascendant Health License Agreement, BI Collaboration and License Agreement, the amendment to our Einstein License, and the amendments to our License Agreement with MIL 40G, LLC, may be found in Notes 8, 11, 12 and 13 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective as of June 30, 2026, the end of the period covered by this report.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ascendant is developing CUE-221 in a clinical trial in China in chronic spontaneous urticaria. While this trial may provide us with clinical data that can inform our future development strategy, we do not have control over the protocols, administration, or conduct of the trial or its compliance with regulatory requirements. In addition, our access to the data may be limited or delayed due to, among other things, regulatory requirements related to the export of data. Moreover, there is also no assurance that the clinical data from any such clinical trial will be accepted or considered by the FDA or other comparable regulatory authorities. We have no control over the conduct and timing of, and communications with the National Medical Products Administration (“NMPA”) or other foreign regulatory agencies in Greater China with respect to, the trial that Ascendant is conducting for CUE-221. Any data integrity issues or patient safety issues arising out of any of these trials would be beyond our control, yet could adversely affect our reputation and damage the clinical and commercial prospects for our product candidates.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 14, 2026, the Company entered into an amendment (the “Amendment”) to the License Agreement with Ascendant Health (the “License Agreement”). The Amendment, among other things, modifies the territories in which the Company has a non-exclusive right to manufacture CUE-221 to exclude China. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the text of the Amendment, which is filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q.

(c) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
3.1	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended		8-K	3.1	4/22/2026	001-38327
4.1	Form of Pre-Funded Warrant to Purchase Common Stock to be issued to Ascendant Health Sciences Ltd.		8-K	4.1	5/1/2026	001-38327
4.2	Form of Pre-Funded Warrant to Purchase Common Stock to be issued to the Investors		8-K	4.2	5/1/2026	001-38327
4.3	Form of Warrant to Purchase Common Stock to be issued to the Investors		8-K	4.3	5/1/2026	001-38327
10.1	Form of Investor Agreement by and among the Company and Ascendant Health Sciences Ltd.		8-K	10.2	5/1/2026	001-38327
10.2	Form of Registration Rights Agreement, dated April 30, 2026, by and among the Company and the Investors		8-K	10.4	5/1/2026	001-38327
10.3	2026 Inducement Stock Incentive Plan		8-K	10.5	5/1/2026	001-38327
10.4#	License Agreement, dated as of April 30, 2026, by and between the Company and Ascendant Health Sciences Ltd.	X
10.5*	Executive Employment Agreement, dated as of April 29, 2026, by and between the Company and Shao-Lee-Lin	X
10.6*	Separation and Release of Claims Agreement, dated as of April 30, 2026, by and between the Company and Lucinda Warren	X
10.7#	Amendment to License Agreement with Ascendant Health Ltd.	X
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.	X

* Indicates management compensatory plan, contract or arrangement.

# Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cue Biopharma, Inc.

Dated: August 14, 2026	By:	/s/ Shao-Lee Lin

Shao-Lee Lin President and Chief Executive Officer (Principal Executive Officer)

Cue Biopharma, Inc.

Dated: August 14, 2026	By:	/s/ James Ahlers

James Ahlers Chief Financial Officer (Principal Financial Officer)